Form 10-Q/A
period 2013-09-30
Sprague Resources LP
filed 2013-12-24
CIK 1525287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36137

Sprague Resources LP

(Exact name of registrant as specified in its charter)

Delaware	45-2637964
(State of incorporation)	(I.R.S. Employer Identification No.)

Two International Drive Suite 200 Portsmouth, New Hampshire	03801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 225-1560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 24, 2013, the registrant had approximately 10,078,637 common units and approximately 10,071,970 subordinated units outstanding.

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2013, as filed with the Securities and Exchange Commission on November 27, 2013, is solely to furnish Exhibit 101 to the Form 10-Q as required by Rule 405(a)(2) of Regulation S-T.

No changes have been made to the Quarterly Report other than the furnishing of the aforementioned Exhibit 101. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q nor does it modify or update in any way the disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6.	EXHIBITS

Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

3.1	First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.2	First Amended and Restated Limited Liability Company Agreement of Sprague Resources GP LLC (incorporated by reference to Exhibit 3.2 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.1	Credit Agreement among Sprague Operating Resources LLC, as borrower, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the co-collateral agents, the co-syndication agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.2	Contribution, Conveyance and Assumption Agreement by and among Sprague Resources LP, Sprague Resources GP LLC, Axel Johnson Inc., Sprague International Properties LLC, Sprague Canadian Properties LLC, Sprague Resources Holdings LLC, Sprague Massachusetts Properties LLC and Sprague Operating Resources LLC (incorporated by reference to Exhibit 10.2 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.3	Omnibus Agreement by and among Axel Johnson Inc., Sprague Resources Holdings LLC, Sprague Resources LP and Sprague Resources GP LLC (incorporated by reference to Exhibit 10.3 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.4	Services Agreement by and among Sprague Resources GP LLC, Sprague Resources LP, Sprague Resources Holdings LLC and Sprague Energy Solutions Inc. (incorporated by reference to Exhibit 10.4 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.5	Terminal Operating Agreement by and between Sprague Massachusetts Properties LLC and Sprague Operating Resources LLC (incorporated by reference to Exhibit 10.5 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.6	Sprague Resources LP 2013 Long-Term Incentive Plan, effective as of October 28, 2013 (incorporated by reference to Exhibit 4.4 to Sprague Resources LP’s Registration Statement on Form S-8, filed on October 25, 2013 (File No. 333-191923)).

10.7	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.8 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.8	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.9	Form of Unit Award Letter (incorporated by reference to Exhibit 10.10 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation

101.DEF***	XBRL Taxonomy Extension Definition

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation

*	Previously filed with the Quarterly Report on Form 10-Q filed on November 27, 2013, for the period ended September 30, 2013.
**	Previously furnished with the Quarterly Report on Form 10-Q filed on November 27, 2013, for the period ended September 30, 2013, and not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section.
***	The documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

/s/ Gary A. Rinaldi
Date: December 24, 2013		Senior Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

5