Form 10-Q
period 2014-03-31
Sprague Resources LP
filed 2014-05-14
CIK 1525287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period [             to             ]

Commission file number: 001-36137

Sprague Resources LP

(Exact name of registrant as specified in its charter)

Delaware	45-2637964
(State of incorporation)	(I.R.S. Employer Identification No.)

185 International Drive

Portsmouth, New Hampshire 03801

(Address of principal executive offices)

Registrant’s telephone number, including area code: (800) 225-1560

Two International Drive, Suite 200

Portsmouth, New Hampshire 03801

(Former name, former address and former fiscal year, if changed since last report)

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

The registrant had approximately 10,098,054 common units and approximately 10,071,970 subordinated units outstanding as of May 12, 2014

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Sprague Resources LP

Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands except units)
Assets
Current assets:
Cash and cash equivalents	$5,156	$998
Accounts receivable, net	284,179	240,779
Inventories	201,466	348,107
Fair value of derivative assets	35,944	65,098
Deferred income taxes	1,347	2,207
Other current assets	24,589	25,369

Total current assets	552,681	682,558
Property, plant and equipment, net	115,361	116,807
Intangibles and other assets, net	15,891	16,842
Goodwill	37,383	37,383

Total assets	$721,316	$853,590

Liabilities and unitholder’s equity
Current liabilities:
Accounts payable	$153,373	$175,187
Accrued liabilities	44,564	33,415
Fair value of derivative liabilities	48,553	130,954
Due to General Partner and affiliates	17,379	4,760
Current portion of long-term debt	90,512	126,652
Current portion of capital leases	202	193

Total current liabilities	354,583	471,161

Commitments and contingencies (Note 10)	—	—
Long-term debt	247,088	332,848
Long-term capital leases	3,015	3,067
Other liabilities	14,458	15,015
Deferred income taxes	1,638	1,540

Total liabilities	620,782	823,631

Unitholders’ equity:
Common unitholders – public (8,526,084 units and 8,506,666 units issued and outstanding as of March 31, 2014 and December 31, 2013, respectively)	157,051	127,496
Common unitholders – affiliated (1,571,970 units issued and outstanding)	(7,387)	(12,854)
Subordinated unitholders – affiliated (10,071,970 units issued and outstanding)	(47,334)	(82,356)
Accumulated other comprehensive loss, net of tax	(1,796)	(2,327)

Total unitholders’ equity	100,534	29,959

Total liabilities and unitholders’ equity	$721,316	$853,590

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2014	2013
		Predecessor
	(in thousands, except unit and per unit amounts)
Net sales	$1,899,391	$1,544,953
Cost of products sold	1,775,489	1,478,161

Gross margin	123,902	66,792
Operating costs and expenses:
Operating expenses	13,524	14,038
Selling, general and administrative	25,457	14,756
Depreciation and amortization	2,339	4,099

Total operating costs and expenses	41,320	32,893

Operating income	82,582	33,899
Other expense	—	(157)
Interest income	106	124
Interest expense	(5,495)	(7,543)

Income before income taxes	77,193	26,323
Income tax provision	(1,858)	(11,989)

Net income	$75,335	$14,334

Net income per limited partner unit:
Common—basic	$3.74
Common—diluted	$3.74
Subordinated – basic and diluted	$3.74
Units used to compute net income per limited partner unit:
Common—basic	10,072,186
Common—diluted	10,073,176
Subordinated – basic and diluted	10,071,970
Distribution declared per common and subordinated units	$0.4125

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2014	2013
		Predecessor
	(in thousands)
Net income	$75,335	$14,334
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net loss arising in the period	(63)	(74)
Reclassification adjustment related for losses realized in income	608	1,255

Net change in unrealized loss on interest rate swaps	545	1,181
Tax effect	(14)	(475)

	531	706
Foreign currency translation adjustment	—	(1,212)
Unrealized loss on inter-entity long-term foreign currency transactions	—	(1,639)

Other comprehensive income (loss)	531	(2,145)

Comprehensive income	$75,866	$12,189

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Consolidated Statements of Unitholders’ Equity

(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2013	$127,496	$(12,854)	$(82,356)	$(2,327)	$29,959

Partnership net income	31,789	5,879	37,667	—	75,335
Other comprehensive income	—	—	—	531	531
Distribution to unitholders	(2,403)	(444)	(2,846)	—	(5,693)
Unit-based compensation	227	42	269	—	538
Repurchased units withheld for employee tax obligation	(58)	(10)	(68)	—	(136)

Balance at March 31, 2014	$157,051	$(7,387)	$(47,334)	$(1,796)	$100,534

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2014	2013
		Predecessor
	(in thousands)
Cash flows from operating activities
Net income	$75,335	$14,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,022	4,937
Provision for doubtful accounts	190	377
(Gain) loss on sale of assets	(4)	12
Deferred income taxes	944	(382)
Non-cash unit-based compensation	538	—
Changes in assets and liabilities:
Accounts receivable	(44,047)	(3,425)
Inventories	146,640	102,644
Prepaid expenses and other assets	953	6,656
Fair value of commodity derivative instruments	(52,702)	(14,537)
Due to General Partner and affiliates	12,929	—
Accounts payable, accrued liabilities and other	(11,056)	(67,855)

Net cash provided by operating activities	132,742	42,761

Cash flows from investing activities
Purchases of property, plant and equipment	(797)	(2,140)
Proceeds from property insurance settlement	—	500
Proceeds from sale of assets	4	—

Net cash used in investing activities	(793)	(1,640)

Cash flows from financing activities
Net payments under credit agreements	(121,900)	(19,649)
Payments on capital lease liabilities and term debt	(43)	(153)
Payments on long-term terminal obligations	(166)	(66)
Dividend paid to Parent	—	(22,500)
Distribution to unitholders	(5,693)	—
Repurchased units withheld for employee tax obligation	(136)	—
Net increase (decrease) in payable to Parent	147	(494)

Net cash used in financing activities	(127,791)	(42,862)

Effect of exchange rate changes on cash balances held in foreign currencies	—	(21)

Net change in cash and cash equivalents	4,158	(1,762)
Cash and cash equivalents, beginning of period	998	3,691

Cash and cash equivalents, end of period	$5,156	$1,929

Supplemental disclosure of cash flow information
Cash paid:
Interest	$4,739	$6,803
Taxes	$4	$849

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

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

Unless the context otherwise requires, references to “Sprague Resources,” and the “Partnership,” when used in a historical context prior to October 30, 2013, the completion date of the initial public offering of the Partnership’s common units (the “IPO”), refer to Sprague Operating Resources LLC, the “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner. References to the “General Partner” refer to Sprague Resources GP LLC.

Company Businesses

The Partnership is one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. The Partnership owns and/or operates a network of 15 refined products and materials handling terminals located in the Northeast United States. The Partnership also utilizes third-party terminals in the Northeast through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations primarily includes the purchase and distribution of coal.

Since 2007 and through September 30, 2012, the Predecessor, through its wholly-owned foreign subsidiary, Sprague Energy Canada Ltd., owned a 50% equity investment in 9047-1137 Quebec Inc. (“Kildair”), whose primary business is the distribution of residual fuel oil and asphalt. Kildair is not part of the Partnership following the completion of the IPO and, accordingly, Kildair’s results of operations are not included in the results of the Partnership’s operations as discussed below.

In connection with the completion of the IPO, the Parent contributed to Sprague Holdings all of the ownership interests in the Predecessor. The Predecessor distributed to a wholly owned subsidiary of Sprague Holdings certain assets and liabilities, including among others, the equity investment in Kildair and accounts receivable and cash in an aggregate amount equal to the net proceeds of the IPO. Sprague Holdings then contributed all of the ownership interests in the Predecessor to the Partnership. All of the assets and liabilities of the Predecessor contributed to the Partnership by Sprague Holdings were recorded at the Parent’s historical cost, as the foregoing transactions are among entities under common control. See Note 2—Initial Public Offering. Kildair is not included in the Partnership’s consolidated financial statements effective October 30, 2013, the IPO date, at which time Kildair was distributed to an affiliate of the Parent.

Basis of Presentation

The consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2014 and December 31, 2013 and the consolidated results of operations and cash flows for the three months ended March 31, 2014 and 2013, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership, the Predecessor and its wholly-owned subsidiaries have been eliminated. Investments in affiliated companies, in which the Partnership or Predecessor own greater than 20% of the voting interest or investees where the Partnership or Predecessor exerts significant influence over such investee but lacks control over the investee are accounted for using the equity method.

The consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 of Sprague Resources LP as filed with the SEC on March 27, 2014 (the “2013 Annual Report”).

The significant accounting policies are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Partnership’s audited consolidated financial statement, included in the 2013 Annual Report, and are the same as are used in preparing these unaudited interim consolidated financial statements.

Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Predecessor’s quarterly operating results.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and the reported revenues and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are asset valuations, the fair value of derivative assets and liabilities, environmental, and legal obligations.

2. Initial Public Offering

On October 30, 2013, in connection with the closing of the IPO, the Partnership sold to the public 8,500,000 of its common units, representing a 42.2% limited partner interest in the Partnership, at an initial public offering price of $18.00 per unit. Net proceeds of the sale of the common units were $140.3 million after deducting underwriting discounts and commissions, the structuring fee and offering expenses. As of March 31, 2014, the Parent, through its ownership of Sprague Holdings owns 1,571,970 common units and 10,071,970 subordinated units, representing an aggregate 57.7% limited partner interest in the Partnership. Sprague Holdings also owns the Partnership’s General Partner, which in turn owns a non-economic interest in the Partnership. The principal difference between the Partnership’s common units and subordinated units is that during the subordination period, the common units have the right to receive distributions of cash from distributable cash flow each quarter in an amount equal to $0.4125 per common unit, which is the amount defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from distributable cash flow may be made on the subordinated units. Furthermore, no arrearages will accrue or be paid on the subordinated units. Upon expiration of the subordination period, any outstanding arrearages in payment of the minimum quarterly distribution on the common units will be extinguished (not paid), each outstanding subordinated unit will immediately convert into one common unit and will thereafter participate pro rata with the other common units in distributions.

Sprague Holdings currently holds incentive distribution rights (“IDR’s”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

3. Acquisitions

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

The acquisition was accounted for as a business combination and was financed with a capital contribution of $10.0 million from the Parent and $10.7 million of borrowings under the acquisition line of the Predecessor’s credit facility.

The following table summarizes the fair values of the assets acquired:

Property, plant and equipment	$20,190
Intangible assets – customer relationships	510

Net assets acquired	$20,700

The Predecessor recognized $0.2 million of acquisition related costs that were recorded as selling, general and administrative expense at the acquisition date.

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

On October 1, 2012 (the “acquisition date”), the Predecessor acquired control of Kildair by purchasing the remaining 50% equity interest. From October 1, 2012 and through the date of the IPO on October 30, 2013, the assets, liabilities, and results of operations of Kildair have been consolidated into the Predecessor’s financial statements. Kildair is not part of the Partnership’s net assets following the completion of the IPO.

The amount of net sales and net loss of Kildair included in the Predecessor’s Consolidated Statements of Operations for the three months ended March 31, 2013 are as follows:

Three Months Ended March 31, 2013
Net sales	$112,576
Net loss	(2,852)

4. Accumulated Other Comprehensive Loss, Net of Tax

Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2014	December 31, 2013
Cumulative change in fair value of interest rate swaps, net of tax	$(1,796)	$(2,327)

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

5. Inventories

	March 31, 2014	December 31, 2013
Petroleum and related products	$198,333	$344,403
Coal	2,735	1,886
Natural gas	398	1,818

Inventories	$201,466	$348,107

Due to changing market conditions, the Partnership recorded a provision of $2.5 million as of March 31, 2014 and $1.0 million as of December 31, 2013, respectively, to write-down petroleum and natural gas inventory to its net realizable value. These charges are included in cost of products sold in the Unaudited Consolidated Statements of Operations.

6. Debt

	March 31, 2014	December 31, 2013
Credit agreement – current	$90,512	$126,652
Credit agreement – long term	247,088	332,848

Total debt	$337,600	$459,500

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

As of March 31, 2014 and December 31, 2013, working capital facility borrowings were $229.7 million and $351.6 million, respectively, and outstanding letters of credit were $54.2 million and $73.4 million, respectively. The working capital facility is subject to borrowing base reporting and as of March 31, 2014 and December 31, 2013, had a borrowing base of $482.1 million and $573.8 million, respectively. As of March 31, 2014, excess availability under the working capital facility was $198.2 million.

As of March 31, 2014 and December 31, 2013, acquisition line borrowings were $107.9 million for each respective period. As of March 31, 2014, excess availability under the acquisition facility was $142.1 million.

The weighted average interest rate at March 31, 2014 and December 31, 2013 was 2.7% and 2.9%, respectively. The current portion of amounts outstanding on the Credit Agreement at March 31, 2014 and December 31, 2013 represents the amounts intended to be repaid during the subsequent twelve month period, respectively.

The Credit Agreement contains certain restrictions and covenants, including among others, the requirement to maintain a minimum level of net working capital, a fixed charge coverage and a debt leverage ratio and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of March 31, 2014, the Partnership is in compliance with these financial covenants.

7. Related Party Transactions

The General Partner charges the Partnership for the reimbursements of costs of employees and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $30.1 million for the three months ended March 31, 2014. Prior to the IPO, these expenses were incurred directly by the Predecessor. Through the General Partner, the Partnership also participates in certain of the Parent’s pension and other post-retirement benefits. Amounts due to the General Partner were $17.3 million and $4.8 million as of March 31, 2014 and December 31, 2013 respectively.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

For the three months ended March 31, 2013, the Predecessor made a cash dividend to the Parent of $22.5 million as permitted by the Predecessor’s credit agreement.

For the three months ended March 31, 2013, the Parent charged the Predecessor $0.3 million for oversight and monitoring of the Predecessor. Such amounts are included in selling, general and administrative expenses in the Unaudited Consolidated Statement of Operations. Intercompany activities are settled monthly and do not bear interest.

8. Segment Reporting

The Partnership is a wholesale and commercial distributor engaged in the purchase, storage, distribution and sale of refined products and natural gas, and also provides storage and handling services for a broad range of materials. The Partnership has four reporting operating segments that comprise the structure used by the chief operating decision makers (CEO and COO) to make key operating decisions and assess performance. These segments are refined products, natural gas, materials handling and other activities. Segment information includes Kildair since the acquisition date of October 1, 2012 through October 30, 2013, the date Kildair was contributed to an affiliate of Sprague Holdings in connection with the IPO.

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

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

Summarized financial information for the Partnership’s reportable segments for the three months ended March 31, 2014 and 2013 is presented in the table below:

	Three Months Ended March 31,
	2014	2013
		Predecessor
Net sales:
Refined products	$1,752,144	$1,423,690
Natural gas	134,340	108,683
Materials handling	8,079	6,585
Other	4,828	5,995

Net sales	$1,899,391	$1,544,953

Adjusted gross margin(1):
Refined products	$44,921	$30,767
Natural gas	35,344	20,417
Materials handling	8,077	6,582
Other	247	1,373

Adjusted gross margin	88,589	59,139
Reconciliation to gross margin(2):
Deduct: total commodity derivative gains (losses) included in net income (loss)(3)	(3,832)	(13,861)
Add: realized commodity derivative (gains) losses included in net income (loss) (3)	39,145	21,514

Gross margin	123,902	66,792

Operating costs and expenses not allocated to operating segments:
Operating expenses	13,524	14,038
Selling, general and administrative	25,457	14,756
Depreciation and amortization	2,339	4,099

Total operating costs and expenses	41,320	32,893

Operating income	82,582	33,899
Other (expense) income	—	(157)
Interest income	106	124
Interest expense	(5,495)	(7,543)
Income tax provision	(1,858)	(11,989)

Net income	$75,335	$14,334

(1)	Adjusted gross margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its market value reporting to lenders.
(2)	Reconciliation of adjusted gross margin to gross margin, a comparable GAAP measure.
(3)	Both total commodity derivative gains and losses and realized commodity derivative gains and losses include amounts paid to enter into the settled contracts.

The Partnership had no single customer whose revenue was greater than 10% of total net sales for the three months ended March 31, 2014 and 2013. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $1.0 million and $70.2 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

Segment Assets

Due to the comingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.

As of March 31, 2014 and December 31, 2013, goodwill for the refined products, natural gas, and materials handling segments amounted to $28.2 million, $4.4 million, and $4.8 million, respectively.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

9. Financial Instruments and Off-Balance Sheet Risk

Cash, Cash Equivalents, Accounts Receivable and Debt

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of March 31, 2014 and December 31, 2013, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.

Derivative Instruments

The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity exchange contracts	$6	$6	$—	$—
Commodity fixed forwards	35,803	—	35,803	—
Commodity swaps and options	135	—	135	—

Commodity derivatives	35,944	6	35,938	—
Interest rate swaps	—	—	—	—

Total	$35,944	$6	$35,938	$—

Financial liabilities:
Commodity exchange contracts	$38	$38	$—	$—
Commodity fixed forwards	46,531	—	46,531	—
Commodity swaps and options	140	—	140	—

Commodity derivatives	46,709	38	46,671	—
Interest rate swaps	1,844	—	1,844	—

Total	$48,553	$38	$48,515	$—

	As of December 31, 2013
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity exchange contracts	$165	$165	$—	$—
Commodity fixed forwards	64,729	—	64,729	—
Commodity swaps and options	204	—	204	—

Commodity derivatives	65,098	165	64,933	—
Interest rate swaps	—	—	—	—

Total	$65,098	$165	$64,933	$—

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

	As of December 31, 2013
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial liabilities:
Commodity fixed forwards	$128,368	$—	$128,368	$—
Commodity swaps and options	198	—	198	—

Commodity derivatives	128,566	—	128,566	—
Interest rate swaps	2,388	—	2,388	—

Total	$130,954	$—	$130,954	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Consolidated Balance Sheets. Information related to these offsetting arrangements as of March 31, 2014 and December 31, 2013 follows:

	As of March 31, 2014
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/Liabilities	Gross Amount Offset in the Balance Sheet	Amounts of Assets/Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$35,944	$—	$35,944	$(3,008)	$(46)	$32,890
Commodity derivative liabilities	(46,709)	—	(46,709)	3,008	—	(43,701)
Interest rate swap derivative liabilities	(1,844)	—	(1,844)	—	—	(1,844)

	As of December 31, 2013
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/Liabilities	Gross Amount Offset in the Balance Sheet	Amounts of Assets/Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$65,098	$—	$65,098	$(5,506)	$(4)	$59,588
Commodity derivative liabilities	(128,566)	—	(128,566)	5,506	—	(123,060)
Interest rate swap derivative liabilities	(2,388)	—	(2,388)	—	—	(2,388)

Commodity Derivatives

The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. On a limited basis and within the Partnership’s risk management guidelines, the Partnership utilizes futures contracts, forward contracts, swaps, options and other derivatives to generate profits from changes in market prices. The Partnership invests in futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require investors to provide margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets in the Consolidated Balance Sheets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities in the Consolidated Balance Sheets. Substantially all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2014 will settle prior to September 30, 2015.

The Partnership enters into some master netting arrangements to mitigate credit risk with significant counterparties. Master netting arrangements are standardized contracts that govern all specified transactions with the same counterparty and allow the Partnership to terminate all contracts upon occurrence of certain events, such as counterparty’s default. The Partnership has elected not to offset the fair value of its derivatives, even where these arrangements provide the right to do so.

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

Fair value measurements based on Level 2 inputs: Measurements that are derived indirectly from observable inputs or from quoted prices from markets that are less liquid. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Partnership utilizes fair value measurements based on Level 2 inputs for its fixed forward contracts, over-the-counter commodity price swaps and interest rate swaps.

Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations.

The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim, or obligation to return, cash collateral as of March 31, 2014 or December 31, 2013.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

The following table presents total realized and unrealized (losses) gains on derivative instruments utilized for commodity risk management purposes for the three months ended March 31, 2014 and 2013. Such amounts are included in cost of products sold in the Unaudited Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
		Predecessor
Refined products contracts	$9,861	$(6,540)
Natural gas contracts	(13,693)	(7,321)

Total	$(3,832)	$(13,861)

Included in realized and unrealized (losses) gains on refined products derivatives instruments above are realized and unrealized losses on discretionary trading activities of $0.7 million for the three months ended March 31, 2013. There were no discretionary trading activities for the three months ended March 31, 2014.

The following table presents the gross volume of commodity derivative instruments outstanding as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,470	80,810	9,250	100,119
Short contracts	(7,405)	(60,749)	(11,538)	(74,265)

Interest Rate Derivatives

The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rates swaps hedge actual and forecasted LIBOR borrowings and have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. At March 31, 2014 the Partnership held three interest rate swap agreements with a notional value of $100.0 million. The cash flow hedges at March 31, 2014, expire at various dates through January 2015.

There was no material ineffectiveness determined for the cash flow hedges for the three months ended March 31, 2014 and 2013. Any ineffectiveness is recorded as interest expense in the Unaudited Consolidated Statements of Operations.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive income (loss), net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2014, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.8 million.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

The following table presents the location of the gains and losses on derivative contracts designated as cash flow hedging instruments reported in the Unaudited Consolidated Statements of Comprehensive Income as other comprehensive income (loss) (“OCL”) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Amount of Derivative Loss Recognized in OCL	Amount of Derivative Loss Reclassified From Accumulated OCL Into Income
Interest rate swaps	$63	$608

	Three Months Ended March 31, 2013
	Predecessor
	Amount of Derivative Loss Recognized in OCL	Amount of Derivative Loss Reclassified From Accumulated OCL Into Income
Interest rate swaps	$74	$1,255

10. Commitments and Contingencies

Legal, Environmental and Other Proceedings

The Partnership is involved in various lawsuits, other proceedings and environmental matters, all of which arose in the normal course of business. The Partnership believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the ultimate resolution of these contingent matters will not have a material adverse impact on the Partnership’s consolidated results of operations, financial position or cash flows. The Partnership maintains insurance coverage and deductibles that it believes are reasonable and prudent. However, the Partnership cannot assure that this insurance will be adequate to protect it from all material expenses related to potential future claims, or that these levels of insurance will be available in the future at economical prices.

11. Equity-Based Compensation

During the fiscal year ended December 31, 2013, the board of directors of the General Partner issued a total of 6,666 restricted unit awards to certain directors under the Sprague Resources 2013 Long-Term Incentive Plan (the “2013 LTIP”). Recipients have both voting rights and distribution rights on any unvested units. Distributions, if any, shall be paid to the holder of the restricted unit at the same time such distribution is paid to unitholders. The fair value of each restricted unit on the grant date is equal to the market price of the Partnership’s common unit on that date. The estimated fair value of the restricted units is amortized over the vesting period using the straight-line method. Total unrecognized compensation cost related to the nonvested restricted units totaled $0.1 million as of March 31, 2014, which is expected to be recognized over a period of approximately 31 months. The fair value of nonvested restricted units outstanding was approximately $0.1 million as of March 31, 2014.

On March 31, 2014, the board of directors of the General Partner granted 49,871 awards under the 2013 LTIP to certain directors and employees of the Partnership. Of these total awards, 26,186 (estimated fair value of $0.5 million) were granted to directors and employees as vested common units. In connection with these vested awards, the Partnership reacquired from the recipients 6,768 units (estimated fair value of $0.1 million) to satisfy minimum tax withholding obligations. The remaining 23,685 awards (estimated fair value of $0.5 million), consisted of phantom units issued to employees that are expected to vest as follows: 13,766 units on March 30, 2015 and 9,919 on March 30, 2016. Total unrecognized compensation related to phantom units was $0.5 million as of March 31, 2014 which is expected to be recognized on a straight-line basis over the vesting period. Recipients have distribution rights on any unvested phantom units, which distributions, if any, shall be paid to the holder of the phantom unit at the same time such distribution is paid to unitholders generally. The fair value of phantom units outstanding was approximately $0.5 million as of March 31, 2014.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

A summary of the Partnership’s restricted unit award and phantom unit award activity for the three month period ended March 31, 2014, is set forth below:

	Restricted Units		Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2013	6,666	$17.33	—	$—
Granted	—	—	23,685	20.16

Nonvested at March 31, 2014	6,666	$17.33	23,685	$20.16

Unit-based compensation expense for the three months ended March 31, 2014 was $0.5 million and is included in selling, general and administrative expenses.

12. Earnings Per Unit Calculation

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

In addition to the common and subordinated units, the Partnership has also identified the IDRs and unvested restricted units as participating securities and uses the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Diluted earnings per unit includes the effects of potentially dilutive units on the Partnership’s common units, consisting of unvested restricted and phantom units. Basic and diluted earnings per unit applicable to common limited partners are the same in instances where including the effect of unvested restricted and phantom units would be anti-dilutive. Basic and diluted earnings (losses) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

Sprague Resources LP

Notes to Unaudited Consolidated Financial Statements

(in thousands unless otherwise stated)

The table below shows the weighted average common units outstanding used to compute net income per common unit for the three months ended March 31, 2014.

Common Units
Weighted average limited partner common units—basic	10,072,186
Dilutive effect of unvested restricted and phantom units	990

Weighted average limited partner common units—dilutive	10,073,176

The following table presents the allocation of net income to the partners for three months ended March 31, 2014:

	Common Units	Subordinated Units	Total
	(in thousands, except for per unit amounts)
Net income			$75,335

Distributions declared	$4,165	$4,155	$8,320
Assumed net income from operations after distributions	33,503	33,512	67,015

Assumed net income to be allocated	$37,668	$37,667	$75,335

Earnings per unit—basic	$3.74	$3.74
Earnings per unit—dilutive	$3.74	$3.74

13. Cash Distributions

The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive.

On January 29, 2014, the Partnership declared a cash distribution totaling $5.7 million, or $0.2825 per unit with respect to the quarter ended December 31, 2013. Such cash distribution was calculated as the minimum quarterly cash distribution of $0.4125 per unit prorated for the period beginning October 30, 2013, the IPO closing date through December 31, 2013. Such distribution was paid on February 14, 2014 to unitholders of record on February 10, 2014.

14. Subsequent Event

On April 29, 2014, the Partnership declared a cash distribution totaling $8.3 million, or $0.4125 per unit for the three months ended March 31, 2014. Such distribution will be paid on May 15, 2014, to unitholders of record on May 9, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This Quarterly Report, on Form 10-Q for the quarter ended March 31, 2014 (the “Quarterly Report”), contains statements that we believe are “forward-looking statements”. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “potential”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the following risks and uncertainties:

•	We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

•	Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and the United States, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions.

•	A significant decrease in demand for the products and services we sell could reduce our ability to make distributions to our unitholders.

•	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of borrowing available for working capital under our credit agreement.

•	Our results of operations are affected by the overall forward market for the products we sell.

•	Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make quarterly distributions to our unitholders during these quarters. Warmer weather conditions could adversely affect our home heating oil, residual oil and natural gas sales.

•	Our risk management policies cannot eliminate all commodity risk. In addition, noncompliance with our risk management policies could result in significant financial losses.

•	Nonperformance by our customers, suppliers and counterparties could result in losses to us.

•	We are exposed to trade credit risk in the ordinary course of our business as well as risks associated with our trade credit support in the ordinary course of business.

•	Competition from alternative energy sources, energy efficiency and new technologies could result in loss of some of our customers or reduction in demand for our products and services.

•	Certain of our contracts must be renegotiated or replaced periodically and our results of operations may be affected if we are unable to renegotiate or replace such contracts.

•	Adverse developments in the geographic areas in which we operate could affect our results of operations.

•	Compliance with changes to both federal and state environmental and non-environmental regulations could have a material adverse effect on our businesses.

•	Any disruptions in our labor force could affect our business.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	Any failure to develop or maintain adequate internal controls over financial reporting may affect our results of operations.

•	Our General Partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of unitholders.

•	Unitholders have limited voting rights and, even if they are dissatisfied, cannot initially remove our General Partner without its consent.

•	A significant increase in interest rates could adversely affect our ability to service our indebtedness.

•	The condition of credit markets may adversely affect us.

•	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for federal income tax purposes, our distributable cash flow would be substantially reduced.

•	Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

•	The other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As used in this Quarterly Report, unless the context otherwise requires, references to “Sprague Resources,” the “Partnership,” “we,” “our,” “us,” or like terms, when used in a historical context prior to October 30, 2013, the date on which the Partnership completed the initial public offering of its common units representing limited partner interests in the Sprague Resources LP (the “IPO”), refer to Sprague Operating Resources LLC, our “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “our Predecessor” or “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner. References to our “General Partner” refer to Sprague Resources GP LLC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three months ended March 31, 2014 contained elsewhere in this Quarterly Report and the audited financial statements and related notes thereto as of and for the year ended December 31, 2013, included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities Exchange Commission (the “SEC”) on March 27, 2014 (the “2013 Annual Report”).

A reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part I, Item 1. “Financial Statements” of this Quarterly Report.

Please read Part II, Item 1A.“Risk Factors” for information regarding certain risks inherent in our business.

Overview

We are a Delaware limited partnership formed to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials.

We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own and/or operate a network of 15 refined products and materials handling terminals strategically located throughout the Northeast that have a combined storage capacity of approximately 9.2 million barrels for refined products and other liquid materials, as well as approximately 1.5 million square feet of materials handling capacity. We also have an aggregate of approximately 1.4 million barrels of additional storage capacity attributable to 41 storage tanks not currently in service. This capacity is not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 60 third-party terminals in the Northeast through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.

We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin, which is a non-GAAP financial measure used by management and external users of our consolidated financial statements to assess the economic results of operations. For a description of how we define adjusted gross margin, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted Gross Margin and Adjusted EBITDA.”

On October 1, 2012, our Predecessor acquired control of Kildair, a Canadian distributor of residual fuel oil and asphalt and a commercial trucking business, by purchasing the remaining 50% equity interest. Prior to October 1, 2012, the results of operations of Kildair were recorded as equity in earnings of foreign affiliate. Since October 1, 2012 and through the date of our IPO on October 30, 2013, the assets, liabilities and results of operations of Kildair have been consolidated into our financial statements, including our adjusted gross margin. We record Kildair’s residual fuel oil and asphalt business in our refined products segment and their commercial trucking business in our other operations segment. Kildair is not part of our net assets following the completion of the IPO.

Our refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, hospitals and educational institutions. For the three months ended March 31, 2014 and 2013, we sold approximately 554.0 million and 468.0 million gallons of refined products, respectively. For the three months ended March 31, 2014 and 2013, our refined products segment accounted for 51% and 52% of our adjusted gross margin, respectively.

We also purchase, sell and distribute natural gas to more than 5,000 commercial and industrial customer accounts across 10 states in the Northeast and Mid-Atlantic. We purchase the natural gas we sell from natural gas producers and trading companies. For the three months ended March 31, 2014 and 2013, we sold 16.5 Bcf of natural gas for both periods. For the three months ended March 31, 2014 and 2013, our natural gas segment accounted for 40% and 35% of our adjusted gross margin, respectively.

Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended March 31, 2014, we offloaded, stored and/or prepared for delivery 0.7 million short tons of products and 66.8 million gallons of liquid materials. For the three months ended March 31, 2013, we offloaded, stored and/or prepared for delivery 0.5 million short tons of products and 68.0 million gallons of liquid materials. For the three months ended March 31, 2014 and 2013, our materials handling segment accounted for 9% and 11% of our adjusted gross margin, respectively.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal. In 2013, our other operations also includes certain commercial trucking activity performed by Kildair. For the three months ended March 31, 2014 and 2013, our other operations segment accounted for less than 1% and approximately 2% of our adjusted gross margin, respectively.

We take title to the products we sell in our refined products, natural gas and other operations segments. We do not take title to any of the products in our materials handling segment. In order to manage our exposure to commodity price fluctuations, we use derivatives and forward contracts to maintain a position that is substantially balanced between product purchases and product sales.

Initial Public Offering

On October 30, 2013, in connection with the closing of the IPO, the Partnership sold to the public 8,500,000 of the Partnership’s common units, representing a 42.2% limited partner interest in the Partnership, at an initial public offering price of $18.00 per unit. Net proceeds of the sale of the common units were $140.3 million after deducting underwriting discounts and commissions, the structuring fee and offering expenses. As of March 31, 2014, Sprague Holdings owns 1,571,970 common units and 10,071,970 subordinated units, representing an aggregate 57.8% limited partner interest in the Partnership. Sprague Holdings also owns the Partnership’s General Partner, which in turn owns a non-economic general partner interest in the Partnership’s incentive distribution rights.

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

The incentive distribution rights entitle the holder (currently Sprague Holdings) to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow (as defined in the Partnership Agreement) in excess of $0.474375 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

Non-GAAP Financial Measures

We present the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin in this Quarterly Report. For a description of how we define EBITDA, adjusted EBITDA and adjusted gross margin, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — How Management Evaluates Our Results of Operations.” For a reconciliation of EBITDA, adjusted EBITDA and adjusted gross margin to the GAAP measures most directly comparable thereto, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Selling, General and Administrative Expenses

Our SG&A expenses include employee salaries and benefits, pension and 401(k) plan expenses, discretionary bonus, marketing costs, corporate overhead, professional fees, information technology and office space expenses. Commencing on October 30, 2013, employee wages, related employee expenses and certain rental costs included in our SG&A expenses are incurred on our behalf by our General Partner and reimbursed by us. We believe that our SG&A expenses will increase as a result of our becoming a publicly traded partnership.

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

Adjusted Gross Margin and Adjusted EBITDA

Management utilizes adjusted gross margin and adjusted EBITDA to assist in reviewing our financial results and managing our business segments. We define adjusted gross margin as gross margin decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), in each case with respect to refined products and natural gas inventory and natural gas transportation contracts. We define adjusted EBITDA as EBITDA decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), in each case with respect to refined products and natural gas inventory and natural gas transportation contracts, adjusted for infrequent or non-recurring transactions such as gains on acquisition of business, the write-off of deferred offering costs and the net impact of bio-fuel excise tax credits. Management believes that adjusted gross margin and adjusted EBITDA provide information that reflects our market or economic performance. We trade, purchase and sell energy commodities with market values that are constantly changing, which makes it important for management to evaluate our performance, as well as our physical and derivative positions, on a daily basis. Management reviews the daily operational performance of our supply activities, as well as our monthly financial results, on an adjusted gross margin and adjusted EBITDA basis. Adjusted gross margin and adjusted EBITDA have no impact on reported volumes or net sales.

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

Hedging Activities

We economically hedge our inventory within the guidelines set in our risk management policy. In a rising commodity price environment, the market value of our inventory will generally be higher than the cost of our inventory. For GAAP purposes, we are required to value our inventory at the lower of cost or market, or LCM. The hedges on this inventory will lose value as the value of the underlying commodity rises, creating hedging losses. Because we do not utilize hedge accounting, GAAP requires us to record those hedging losses in our statement of operations. In contrast, in a declining commodity price market we generally incur hedging gains. GAAP requires us to record those hedging gains in our statement of operations. The refined products inventory market valuation is calculated daily using independent bulk market price assessments from major pricing services (either Platts or Argus). These third-party price assessments are based in New York Harbor, or NYH, and also United States Gulf Cost, or USGC, with our inventory values determined after adjusting the NYH prices to the various inventory locations by adding expected cost differentials (primarily freight) compared to a NYH supply source. Our natural gas inventory is limited, with the valuation updated monthly based on the volume and prices at the corresponding inventory locations. The prices are based on the monthly Inside FERC, or IFERC, assessments published by Platts near the beginning of the following month.

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

Recent Trends and Outlook

This section identifies certain trends and outlook that may affect our financial performance and results of operations in the future. Our economic and industry-wide trends and outlook include the following:

•	New, stricter environmental laws and regulations are increasing the compliance cost of terminal operations, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. For example, recently the federal government has begun discussions about the merits of reinstating bio-fuel tax credits, and several states have either enacted, or are considering enacting, changes to the sulphur specifications for heating fuels. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

•	Dodd-Frank regulations could increase costs associated with hedging our commodity exposure. We employ derivatives of the types subject to regulation as part of the Dodd–Frank Act. We, along with all participants in commodity markets, may face increased margin requirements on the derivatives we employ to hedge our commodity exposure, which would reduce capital available for other purposes.

•	Consolidation of the Northeast terminal market. In recent years, major U.S. oil companies have disposed of various terminal assets in the Northeast and reduced their participation in wholesale marketing in the region. The key terminals remain in operation as an integral part of the supply chain, though they are generally controlled by other industry participants.

•	Growth in exploration and production of shale gas has contributed to a relative weakness of domestic natural gas prices compared to competitive refined products in the Northeast, leading to expanded use of natural gas in our marketing area. Natural gas usage in the Northeast has grown substantially, as the supplies of gas from shale formations have grown both in the region (e.g., Marcellus Shale) and the other parts of the United States. Further expansion of domestic natural gas supplies is expected, with consumption in the Northeast also expected to grow as infrastructure developments continue. Moreover, the growth in Marcellus Shale production continues to increase the availability of natural gas in our operating areas. This development is expected to decrease the need for traditional, long-distance sourcing of natural gas supplies using interstate pipeline capacity and natural gas storage capacity. In addition, the potential natural gas supply counterparties in our operating areas are expanding, and there are now some relatively short-term arrangements and additional hedging opportunities available in the Northeast.

Factors that Impact our Business

Our results of operations and financial condition will depend in part upon certain economic or industry-wide factors, including the following:

•	Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying home heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, historically, we generate approximately two-thirds of our total home heating oil and residual fuel oil net sales during the months of November through March.

•	The impact of the market structure on our hedging strategy. We typically hedge our exposure to commodity price moves with NYMEX futures contracts and OTC swaps. In markets where futures prices are higher than spot prices (typically referred to as contango), we generate positive margins when rolling our inventory hedges to successive months. In markets where futures prices are lower than spot prices (typically referred to as backwardation), we realize losses when rolling our inventory hedges to successive months. In backwardated markets, we operate with lower inventory levels and, as a result, have reduced hedging and financing requirements, thereby limiting losses.

•	Energy efficiency, new technology and alternative fuels could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for home heating oil and residual fuel oil. Consumption of residual fuel oil, in particular, has steadily declined in recent years, primarily due to customers converting from other fuels to natural gas, weak industrial demand and tightening of environmental regulations. Use of natural gas is expected to continue to displace other fuels, which we believe will favorably impact our natural gas volumes and margins.

•	Absolute price increases can lead to reduced demand, increased credit risk, higher interest costs and temporarily reduced margins. Refined product prices have risen due to, among other things, investor interest in using commodities as an inflation hedge, U.S. dollar weakness and supply and demand fundamentals. For example, NYMEX heating oil (HO) contracts have risen from approximately $2.09 per gallon in March 2010 to approximately $2.95 per gallon in March 2014. As refined product prices rise, we generally experience reduced demand as customers engage in conservation efforts. We also experience a higher level of credit risk from our customers. In addition, our working capital requirements for holding inventory and financing receivables increase with higher price levels, while gross margin levels may stay relatively constant for a period of time due to competitive pressures.

•	Interest rates could rise. Since mid-2009, the credit markets have been experiencing near-record lows in interest rates. As the overall economy strengthens, it is expected that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. This could affect our ability to access the debt capital markets to the extent we may need to in the future to fund our growth. In addition, interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended March 31, 2014, we hedged approximately 45% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes.

Comparability of our Financial Statements

Our future results of operations may not be comparable to our Predecessor’s historical results of operations for the reasons described below.

Our Predecessor’s historical results of operations include the results of operations of Kildair, an asphalt and residual fuel oil marketing, storage, and commercial trucking business that was owned by our Predecessor and was not contributed to us in connection with the IPO. Demand for Kildair’s asphalt business is generally higher during the period of April through September than during the period of November through March. The table below provides certain financial information relating to the operations of Kildair, since Kildair’s results of operations are included in the financial statements of our Predecessor, but are not part of our assets following the completion of the IPO.

Three Months Ended March 31, 2013
(unaudited) ($ in thousands)
Net sales	$112,576
Gross margin	$2,459
Adjusted gross margin	$2,459

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

Our SG&A expenses have increased as a result of becoming a publicly traded partnership following the IPO. These expenses include increased accounting support services, increased costs associated with filing annual and quarterly reports with the SEC, audit fees, investor relations costs, directors’ fees, directors’ and officers’ insurance premiums, legal fees, stock exchange listing fees and registrar and transfer agent fees; however, such expenses are not fully reflected in our historical financial statements. Our financial statements following the completion of our IPO on October 30, 2013 reflect the impact of these increased expenses, which affects the comparability of our financial statements with periods prior to the completion of the IPO.

Results of Operations

The following tables present our volume, net sales, gross margin and adjusted gross margin by segment, as well our adjusted EBITDA and information on weather conditions, for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
		Predecessor
	($ in thousands)
Volumes:
Refined products (gallons)	553,938	468,048
Natural gas (MMBtus)	16,496	16,471
Materials handling (short tons)	694	455
Materials handling (gallons)	66,822	68,040
Other operations (short tons)	45	48
Net Sales:
Refined products	$1,752,144	$1,423,690
Natural gas	134,340	108,683
Materials handling	8,079	6,585
Other operations	4,828	5,995

Total net sales	$1,899,391	$1,544,953

Gross Margin:
Refined products	$51,797	$35,779
Natural gas	63,781	23,058
Materials handling	8,077	6,582
Other operations	247	1,373

Total gross margin	$123,902	$66,792

Adjusted Gross Margin:
Refined products	$44,921	$30,767
Natural gas	35,344	20,417
Materials handling	8,077	6,582
Other operations	247	1,373

Total adjusted gross margin	$88,589	$59,139

Calculation of Adjusted Gross Margin:
Total gross margin	$123,902	$66,792
Deduct: total commodity derivative (gains) losses included in net income (loss)(1)	3,832	13,861
Add: realized commodity derivative gains (losses) included in net income (loss)(1)	(39,145)	(21,514)

Total adjusted gross margin (2)	$88,589	$59,139

	Three Months Ended March 31,
	2014	2013
		Predecessor
	($ in thousands)
Reconciliation to Net Income:
Gross margin	$123,902	$66,792
Operating costs and expenses not allocated to operating segments:
Operating expenses	13,524	14,038
Selling, general and administrative	25,457	14,756
Depreciation and amortization	2,339	4,099

Total operating costs and expenses	41,320	32,893

Operating income	82,582	33,899
Other expense	—	(157)
Interest income	106	124
Interest expense	(5,495)	(7,543)
Income tax provision	(1,858)	(11,989)

Net income	$75,335	$14,334

Reconciliation of EBITDA to net income:
Net income	$75,335	$14,334
Add/(deduct):
Interest expense, net	5,389	7,419
Tax expense	1,858	11,989
Depreciation and amortization	2,339	4,099

EBITDA (2)	84,921	37,841

Deduct: total commodity derivative (gains) losses included in net income (loss)(1)	3,832	13,861
Add: realized commodity derivative gains (losses) included in net income (loss)(1)	(39,145)	(21,514)
Deduct: bio-fuel excise tax credits (3)	—	(5,021)

Adjusted EBITDA (2)	$49,608	$25,167

Other Data:
Normal heating degree days(4)	3,274	3,274
Actual heating degree days	3,606	3,148
Variance from normal heating degree days	10.1%	(3.8)%
Variance from prior period actual heating degree days	14.5%	15.4%

(1)	Both total commodity derivative gains and losses and realized commodity derivative gains and losses include amounts paid to enter into settled contracts.
(2)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – How Management Evaluates Our Results of Operations.”
(3)	On January 2, 2013, the federal government enacted legislation that reinstated an excise tax credit program available for certain of our bio-fuel blending activities. This program had previously expired on December 31, 2011 and was reinstated retroactively to January 1, 2012. During the three months ended March 31, 2013, we recorded federal excise tax credits of $5.0 million related to our bio-fuel blending activities that had occurred during the year ended December 31, 2012. These credits have been recorded as a reduction of cost of products sold and, therefore, resulted in an increase in adjusted gross margin for the three months ended March 31, 2013. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.
(4)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Our results of operations for the three months ended March 31, 2014 reflect increasing sales volumes, net sales and unit gross margin in our refined products segment; increasing net sales and unit gross margin in our natural gas segment; and increasing net sales and gross margin in our materials handling segment.

Adjusted gross margin for the three months ended March 31, 2014 reflects increasing adjusted unit gross margin for refined products and increasing adjusted unit gross margin for natural gas.

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
		Predecessor
	($ in thousands, except unit gross margin and adjusted unit gross margin)
Volumes:
Refined products (gallons)	553,938	468,048	85,890	18%
Natural gas (MMBtus)	16,496	16,471	25	*
Materials handling (short tons)	694	455	239	53%
Materials handling (gallons)	66,822	68,040	(1,218)	(2)%
Other (short tons)	45	48	(3)	(6)%
Net Sales:
Refined products	$1,752,144	$1,423,690	$328,454	23%
Natural gas	134,340	108,683	25,657	24%
Materials handling	8,079	6,585	1,494	23%
Other	4,828	5,995	(1,167)	(19)%

Total net sales	$1,899,391	$1,544,953	$354,438	23%

Gross Margin:
Refined products	$51,797	$35,779	$16,018	45%
Natural gas	63,781	23,058	40,723	177%
Materials handling	8,077	6,582	1,495	23%
Other	247	1,373	(1,126)	(82)%

Total gross margin	$123,902	$66,792	$57,110	86%

Unit Gross Margin:
Refined products	$0.094	$0.076	$0.018	24%
Natural gas	$3.866	$1.400	$2.466	176%
Adjusted Gross Margin:
Refined products	$44,921	$30,767	$14,154	46%
Natural gas	35,344	20,417	14,927	73%
Materials handling	8,077	6,582	1,495	23%
Other	247	1,373	(1,126)	(82)%

Total adjusted gross margin	$88,589	$59,139	$29,450	50%

Adjusted Unit Gross Margin:
Refined products	$0.081	$0.066	$0.015	23%
Natural gas	$2.143	$1.240	$0.903	73%

*	Not meaningful

Refined Products

Refined products net sales were $1.8 billion and $1.4 billion for the three months ended March 31, 2014 and 2013, respectively. Excluding Kildair’s net sales of $109.9 million for the three months ended March 31, 2013, the refined products net sales increased $438.4 million, or 33%, which was driven primarily by higher sales volumes. Excluding Kildair’s sales volumes of 52.5 million gallons for the three months ended March 31, 2013, refined products sales volumes were 553.9 million gallons and 415.5 million gallons for the three months ended March 31, 2014 and 2013, respectively. Distillate sales volumes increased 128.3 million gallons, or 37%, period over period, with the largest volume gains in heating oil, driven by sustained colder weather conditions and increased share in some key markets due to both enhanced asset positions, including the Bridgeport, CT terminal that was purchased in the second half of 2013, and competitive positioning. Diesel oil sales were also substantially higher, due largely to the assumption of the Hess contracts at the end of 2013 and enhanced sales for power generation requirements as the colder weather conditions led to natural gas curtailments.

Gasoline sales volumes decreased by approximately 9.2 million gallons, or 18%, for the three months ended March 31, 2014 as compared to the same period in 2013. This decrease was primarily a result of aggressive pricing by our competitors in several key markets. Residual fuel oil sales volumes increased 19.3 million gallons, or 94%, for the three months ended March 31, 2014 as compared to the same period in 2013, with key factors including spot sales and natural gas curtailments primarily due to the colder weather. The average refined products selling price per gallon was flat for the three months ended March 31, 2014 as compared to the same period in 2013.

Excluding Kildair’s gross margin and adjusted gross margin of $1.8 million for the three months ended March 31, 3013, refined products gross margin was $51.8 million and $34.0 million for the three months ended March 31, 2014 and 2013, respectively. Refined products adjusted gross margin, exclusive of Kildair, was $44.9 million and $29.0 million for the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014 and 2013, refined products adjusted gross margin was $6.9 million and $5.0 million lower, respectively, than refined products gross margin due to changes in the difference between refined products total commodity derivative gains and losses and refined products realized commodity derivative gains and losses.

Excluding Kildair, the refined products adjusted gross margin increase of $15.9 million, or 55%, was largely a result of improved returns in distillate fuels. The most significant gain for distillates was in heating oil, due to higher volumes and to a lesser extent improved unit margins reflecting the more constrained supply environment. Diesel volumes and adjusted unit margins also increased, with the volume gains being the most significant factor leading to improved margins. The diesel volume increase was largely a result of the gains from sales to the former Hess customers as well as the incremental power generation requirements resulting from the natural gas curtailments. The spot power generation sales were a primary factor leading to the adjusted unit margin improvement. Reduced gasoline volumes were offset by gains in unit margins due to improved results in managing gasoline and ethanol supply requirements. Higher residual fuel sales volumes were partially offset by a less attractive market structure to hedge heavy fuel oil inventory. In January 2013 a previously expired bio-fuel excise tax credit was retroactively reinstated to include all applicable 2012 activity. As a result, the refined products adjusted gross margin results for the three months ended March 31, 2013 include a $5.0 million credit. There was no comparable adjustment for the three months ended March 31, 2014.

Natural Gas

Natural gas net sales were $134.3 million and $108.7 million for the three months ended March 31, 2014 and 2013, respectively. The natural gas sales increase of $25.6 million, or 24%, was driven by higher commodity prices as the average natural gas marketing price per MMBtu was approximately 23% higher during the three months ended March 31, 2014 as compared to the same period in 2013. The stronger natural gas price environment was due in part to the higher demand driven by colder weather during the first three months of 2014. Natural gas sales volumes were flat for the three months ended March 31, 2014 as compared to the same period in 2013.

Natural gas gross margin was $63.8 million and $23.1 million for the three months ended March 31, 2014 and 2013, respectively. Natural gas adjusted gross margin was $35.3 million and $20.4 million for the three months ended March 31, 2014 and 2013, respectively. Natural gas adjusted gross margin was $28.5 million lower than natural gas gross margin for the three months ended March 31, 2014 and $2.7 million lower than natural gas gross margin for the three months ended March 31, 2013 due to changes in the difference between natural gas total commodity derivative gains and losses and natural gas realized commodity derivative gains and losses.

The natural gas adjusted gross margin increase of $14.9 million, or 73%, was primarily due to higher demand supported by the colder weather conditions, the continuing transition of our customer base towards smaller commercial and industrial end users with higher unit margins, and additional margin generation from optimization of transportation assets and storage utilization, particularly during volatile pricing periods.

Materials Handling

Materials handling net sales were $8.1 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively. The materials handling net sales increase of $1.5 million, or 23%, was primarily due to higher dry bulk handling volumes. These gains were partially offset by decreased asphalt handling revenues over the same time periods.

The materials handling gross margin increase of $1.5 million, or 23%, was primarily due to an increase in dry bulk handling volumes including salt, gypsum and petroleum coke. This improvement was driven by a combination of low activity in 2013 due to high bulk product inventories as a result of warm weather (e.g. salt) and timing differences in deliveries. The bulk product gains were partially offset by a reduction in asphalt margin due to delivery timing differences (i.e. a shipment in late 2013 rather than early 2014) and a temporarily out-of-service tank.

Other Operations

Net sales from our other operations were $4.8 million and $6.0 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.2 million. Excluding net sales of $2.7 million from Kildair’s commercial trucking activities for the three months ended March 31, 2013, other revenue increased $1.5 million.

Gross margins from our other operations were $0.2 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, representing a decrease of $1.2 million. Excluding gross margin of $0.7 million from Kildair’s commercial trucking activities for the three months ended March 31, 2013, gross margin decreased $0.5 million.

Operating Costs and Expenses

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
		Predecessor
	($ in thousands)
Operating expenses	$13,524	$14,038	$(514)	(4)%
Selling, general and administrative expenses	$25,457	$14,756	$10,701	73%
Depreciation and amortization	$2,339	$4,099	$(1,760)	(43)%

Operating Expenses. Operating expenses for the three months ended March 31, 2014 decreased $0.5 million, or 4%, as compared to the three months ended March 31, 2013. Excluding Kildair’s operating expenses for the three months ended March 31, 2013 of $2.9 million, operating expenses increased $2.4 million or 22%. Of this increase $1.0 million was due to increased dry bulk handling volumes generally reflecting the timing requirements of our customers, $0.8 million was due to terminal operating expenses related to our Bridgeport terminal which was acquired on July 31, 2013, and $0.3 million was due to increased employee related expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2014, increased $10.7 million, or 73%, as compared to the three months ended March 31, 2013. Excluding Kildair’s expenses for the three months ended March 31, 2013 of $1.2 million, selling, general and administrative expenses increased by $11.9 million or 88%. Of this increase $10.3 million was due to higher employee related expenses primarily attributed to increased discretionary incentive compensation accruals and sales commissions tied to gross margin as a result of higher earnings performance and $1.3 million primarily related to increased professional fees associated with public company reporting and compliance requirements.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2014 decreased $1.8 million, or 43% as compared to the three months ended March 31, 2013. Of this decrease $1.7 million was due to Kildair’s depreciation expense in the three months ended March 31, 2013.

Interest Expense

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
		Predecessor
	($ in thousands)
Interest expense, net	$5,389	$7,419	$(2,030)	(27)%

Interest Expense, net. Interest expense, net for the three months ended March 31, 2014 decreased $2.0 million, or 27%, as compared to the three months ended March 31, 2013. Of this decrease, $0.6 million was related to Kildair’s interest expense and $1.4 million was primarily due to lower working capital borrowing requirements and lower credit interest rate spreads under the new credit facility.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under the Credit Agreement and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2014, the Partnership had net working capital of approximately $198.1 million.

Our credit agreement (the “Credit Agreement”) matures on October 30, 2018 and consists of two revolving credit facilities: (1) a $750.0 million working capital facility (the “working capital facility”) and (2) a $250.0 million acquisition facility (the “acquisition facility”).

As of March 31, 2014, the borrowing base under the Partnership’s working capital facility was approximately $482.1 million. As of March 31, 2014, working capital borrowings were $229.7 million and outstanding letters of credit were $54.2 million, providing us with approximately $198.2 million in undrawn borrowing capacity under the working capital facility.

As of March 31, 2014, the Partnership had approximately $107.9 million in outstanding borrowings under our acquisition facility, providing us with approximately $142.1 million in undrawn borrowing capacity under the acquisition facility.

We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2014, the amount the Partnership had drawn under the working capital facility fluctuated from a low of approximately $225.0 million to a high of approximately $424.7 million.

Certain of our trade credit providers have historically required us to obtain trade credit support from Axel Johnson, and Axel Johnson has provided us with such support for our operations. As of March 31, 2014, Axel Johnson provided us with approximately $41.8 million of outstanding trade credit support. We believe that over a reasonable period of time we will be able to reduce, and eventually eliminate, the need for trade credit support from Axel Johnson. Pursuant to the omnibus agreement that we entered into in connection with the closing of the IPO, we agreed to use our commercially reasonable efforts to reduce, and eventually eliminate, the need for trade credit support from Axel Johnson. In order to assist us with a smooth transition with our trade credit providers following the completion of the IPO, pursuant to such omnibus agreement, Axel Johnson agreed to provide us with trade credit support, consistent with past practice, through December 31, 2016, if and to the extent such trade credit support is necessary in our reasonable judgment. We believe that the elimination of trade credit support from Axel Johnson after December 31, 2016 will not have a material adverse effect on our operations.

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

Credit Agreement

In connection with the closing of our IPO on October 30, 2013, we entered into the Credit Agreement having the principal terms described below.

There are two revolving credit facilities under the Credit Agreement:

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

During the three months ended March 31, 2014, we incurred a total of approximately $0.6 million in maintenance capital expenditures and we spent $0.2 million for expansion and/or upgrades of our terminals. We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.

Cash Flows

	Three Months Ended March 31,
	2014	2013
		Predecessor
	($ in thousands)
Net cash provided by operating activities	$132,742	$42,761
Net cash used in investing activities	$(793)	$(1,640)
Net cash used in financing activities	$(127,791)	$(42,862)

Operating Activities

Net cash provided by operating activities for the three months ended March, 31, 2014 was approximately $132.7 million and primarily resulted from a decrease of $146.7 million in inventory as levels normally decrease as we come out of the winter season and net income of $75.3 million. These increases were partially offset by an increase in accounts receivable of $44.0 million due to stronger refined products sales primarily related to colder weather during the quarter, as well as an increase of $52.7 million in derivative instruments primarily relating to the recognition of natural gas fixed forward net commitments during the period.

Net cash provided by operating activities for the three months ended March 31, 2013 was approximately $42.8 million. Our cash flow from operations was driven by a decrease of $102.6 million in inventory resulting from a weak heating oil and residual fuel oil market structure. The cash flow was partially offset by a decrease of $67.9 million in accounts payable and accrued liabilities, primarily due to timing of invoice payments for product purchases.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 was approximately $0.8 million and consisted primarily of capital expenditure projects across our terminal system.

Net cash used in investing activities for the three months ended March 31, 2013 was approximately $1.6 million of which $2.1 million relates to terminal capital expenditure projects offset by the receipt of $0.5 million from insurance proceeds.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was approximately $127.8 million and primarily resulted from $121.9 million of net payments under the Predecessor’s credit agreement due to reduced financing needs primarily as a result of lower inventory levels as well as a distribution to unitholders of $5.7 million.

Net cash used in financing activities for the three months ended March 31, 2013 was approximately $42.9 million and primarily resulted from $19.6 million of net payments under the Predecessor’s credit agreement due to reduced borrowing needs as a result of lower inventory levels and a $22.5 million dividend to Axel Johnson Inc.

Provision for Income Taxes

Prior to the completion of the IPO, the Predecessor prepared its income tax provision as if it operated as a stand-alone taxpayer for all periods presented in accordance with a pre-existing tax sharing agreement between the Predecessor and the Parent. As of the completion of the IPO on October 30, 2013, the Partnership is now treated as a pass-through entity for U.S. federal income tax purposes. As a result, substantially all income, expenses, gains, losses and tax credits generated flow through to the Partnership’s unitholders and, accordingly, do not result in a provision for U.S. federal income taxes and certain state income taxes.

Impact of Inflation

Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2014 and 2013.

Accounting Standards or Updates Not Yet Effective

We have evaluated the accounting guidance recently issued and have determined that these standards or updates will not have a material impact on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

“Part I, Item, 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

These estimates are based on our knowledge and understanding of current conditions and actions that we may take in the future. Changes in these estimates will occur as a result of the passage of time and the occurrence of future events. Subsequent changes in these estimates may have a significant impact on our financial condition and results of operations and are recorded in the period in which they become known. We have identified the following estimates that, in our opinion, are subjective in nature, require the exercise of judgment and involve complex analysis: the fair value of derivative assets and liabilities, environmental and legal obligations.

The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1—“Description of Business and Summary of Significant Accounting Policies” included in our Annual Report. There have been no subsequent changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. The principal market risks to which we are exposed are commodity price risk, interest rate risk and market and credit risk. We utilize various derivative instruments to manage exposure to commodity risk and forward starting swaps to manage exposure to interest rate risk.

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

For natural gas, there are no quality differences that need to be considered when hedging. Our primary hedging requirements relate to fixed price and basis (location) exposure. We largely hedge our natural gas fixed price exposure using fixed-for-floating price swaps that trade on the IntercontinentalExchange (or “ICE”) with the prices based on the Henry Hub location near Erath, Louisiana. The Henry Hub is the most active natural gas trading location in the United States. Although we typically use swaps, there is also an actively traded NYMEX Henry Hub natural gas futures contract that we can use. We primarily use ICE basis swaps as the key financial instrument type to hedge our natural gas basis risk. Similar to the natural gas futures and ICE Henry Hub swaps, basis swaps for major locations trade actively for many months. These swaps are financially settled, typically using prices quoted by Platts.

We also directly hedge our price exposure in oil and natural gas physically by using forward purchases or sales.

The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
		Predecessor
	($ in thousands)
Refined products contracts	$9,861	$(6,540)
Natural gas contracts	(13,693)	(7,321)

Total	$(3,832)	$(13,861)

Substantially all of our commodity derivative contracts outstanding as of March 31, 2014 will settle prior to March 31, 2015.

Interest Rate Risk

We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable LIBOR interest rate payable under our Credit Agreement for fixed LIBOR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. At March 31, 2014, the notional value of our cash flow hedges was composed of base notional amounts of $100.0 million expiring through January 2015. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels. Borrowings under our Credit Agreement will bear interest, at our option, at a rate per annum equal to the Eurodollar Rate (which means the LIBOR Rate as determined from indices from the British Bankers Association) and the Alternate Base Rate which means the highest of (a) the prime rate of interest announced from time to time by the agent as its “Base Rate,” (b) 0.50% per annum above the Federal Funds Rate as in effect from time to time and (c) the Eurodollar Rate for 1-month LIBOR as in effect from time-to-time plus 1.00% per annum, depending on which facility is being used. During the two year period ended March 31, 2014, we hedged approximately 45% of our floating rate debt with fixed-for-floating interest rate swaps. We report unrealized gains and losses on the interest rate swaps as a component of accumulated other comprehensive gain or loss, net of taxes, which is reclassified to earnings as interest expense when payments are made. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates.

Derivative Instruments

The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2014:

	As of March 31, 2014
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	($ in thousands)
Financial assets:
Commodity exchange contracts	$6	$6	$—	$—
Commodity fixed forwards	35,803	—	35,803	—
Commodity swaps and options	135	—	135	—

Commodity derivatives	35,944	6	35,938	—
Interest rate swaps	—	—	—	—

Total	$35,944	$6	$35,938	$—

Financial liabilities:
Commodity exchange contracts	$38	$38	$—	$—
Commodity fixed forwards	46,531	—	46,531	—
Commodity swaps and options	140	—	140	—

Commodity derivatives	46,709	38	46,671	—
Interest rate swaps	1,844	—	1,844	—

Total	$48,553	$38	$48,515	$—

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in our 2013 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)	None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

3.1	—	First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.2	—	First Amended and Restated Limited Liability Company Agreement of Sprague Resources GP LLC (incorporated by reference to Exhibit 3.2 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

31.1*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS***		XBRL Instance Document

101.SCH***		XBRL Taxonomy Extension Schema Document

101.CAL***		XBRL Taxonomy Extension Calculation

101.DEF***		XBRL Taxonomy Extension Definition

101.LAB***		XBRL Taxonomy Extension Label Linkbase

101.PRE***		XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 14, 2014		/s/ Gary A. Rinaldi
Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)

EXHIBIT INDEX

Exhibits are incorporated by reference or are filed with this report as indicated below.

3.1	—	First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.2	—	First Amended and Restated Limited Liability Company Agreement of Sprague Resources GP LLC (incorporated by reference to Exhibit 3.2 of Sprague Resources Partners LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

31.1*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS***		XBRL Instance Document

101.SCH***		XBRL Taxonomy Extension Schema Document

101.CAL***		XBRL Taxonomy Extension Calculation

101.DEF***		XBRL Taxonomy Extension Definition

101.LAB***		XBRL Taxonomy Extension Label Linkbase

101.PRE***		XBRL Taxonomy Extension Presentation

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise are not subject to liability under these sections.