Form 10-K
period 2014-12-31
Sprague Resources LP
filed 2015-03-16
CIK 1525287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of common units held by non-affiliates of the registrant was $216,050,924 as of June 30, 2014 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 10,995,377 common units and 10,071,970 subordinated units outstanding as of March 9, 2015.

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

We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of approximately 14.1 million barrels for refined products and other liquid materials, as well as approximately 1.5 million square feet of materials handling capacity. We also have an aggregate of approximately 2.3 million barrels of additional storage capacity attributable to 47 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.

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

We operate under four business segments: refined products, natural gas, materials handling and other operations. Our refined products segment purchases a variety of refined products, such as heating oil, diesel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the years ended December 31, 2014, 2013 and 2012, we sold approximately 1.7 billion, 1.5 billion and 1.3 billion gallons of refined products, respectively. For the years ended December 31, 2014, 2013 and 2012, our refined products segment accounted for 60%, 61% and 56% of our adjusted gross margin, respectively. See “Segment Reporting” included under Note 17 to our Consolidated and Combined Financial Statements for a presentation of financial results by reportable segment and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” for a discussion of financial results by segment.

Our natural gas segment purchases, sells and distributes natural gas to more than 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas we sell from natural gas producers and trading companies. For the years ended December 31, 2014, 2013 and 2012, we sold 54.4 Bcf, 52.0 Bcf and 49.4 Bcf of natural gas, respectively. For the years ended December 31, 2014, 2013 and 2012, our natural gas segment accounted for 23%, 21% and 19% of our adjusted gross margin, respectively.

Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the year ended December 31, 2014, we offloaded, stored and/or prepared for delivery, 2.7 million short tons of product and 309.8 million gallons of liquid materials. For the years ended December 31, 2013 and 2012 we offloaded, stored and/or prepared for delivery 2.1 million and 2.6 million short tons of products, and 246.7 million and 248.5 million gallons of liquid materials, respectively. For the years ended December 31, 2014, 2013 and 2012, our materials handling segment accounted for 15%, 15% and 23% of our adjusted gross margin, respectively.

Our other operations consist primarily of coal marketing and distribution and commercial trucking, and for the years ended December 31, 2014, 2013 and 2012, such activities accounted for 2%, 3% and 2% of our adjusted gross margin, respectively.

We take title to the products we sell in our refined products and natural gas segments. We do not take title to any of the products in our materials handling segment. In order to manage our exposure to commodity price fluctuations, we use derivatives and forward contracts to maintain a position that is substantially balanced between product purchases and product sales.

Acquisitions

In December 2014, we completed the acquisition of all of the equity interests in Kildair Service Ltd. (“Kildair”) through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties LLC, for total consideration of $175.0 million, which included $10.0 million in unregistered common units of Sprague Resources LP. Kildair owns a terminal in Sorel-Tracy, Quebec, on the St. Lawrence River where it maintains 3.3 million barrels of residual fuel, asphalt, and crude oil storage. Kildair’s primary businesses include marketing of residual fuel both locally and for export, marketing of asphalt including polymer modified grades, and crude-by-rail handling services. Kildair’s terminal has blending infrastructure allowing the ability to process a wide range of varying quality blend components. The facility also includes an asphalt and residual fuel oil testing laboratory, 25 truck and railcar loading and offloading racks, 120 railcars of offload capacity, including 60 in the new crude oil rail offloading section, and a dock with the capability to load or receive ships with up to 450,000 barrels of capacity.

Our Predecessor owned a 50% equity interest in Kildair during the period from October 2007 through October 1, 2012 and had completed the purchase of the remaining 50% equity interest on October 1, 2012.

Kildair was not included in the Partnership’s Consolidated and Combined Financial Statements effective October 30, 2013, the IPO date, at which time Kildair was distributed to an affiliate of the Parent. As the acquisition of Kildair by the Partnership represents a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented when Kildair was controlled by Axel Johnson.

In December 2014, we acquired substantially all of the assets of Castle Oil (“Castle”), including Castle’s Bronx terminal and its associated wholesale, commercial and retail fuel distribution business for $45.3 million in cash, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and approximately $5.3 million in unregistered common units, plus payments for inventory and other current assets of approximately $37.0 million. Castle’s Bronx terminal is a large deepwater petroleum products terminal located in New York City, with a total storage capacity of 907,000 barrels, handling distillates, residual fuel, asphalt and biodiesel.

On October 1, 2014, the Partnership purchased Metromedia Gas & Power Inc.’s (“Metromedia Energy”) natural gas marketing and electricity brokerage business for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $32.8 million. Metromedia Energy markets natural gas and brokers electricity to commercial, industrial and municipal consumers in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

In July, 2013, our Predecessor purchased an oil terminal in Bridgeport, Connecticut for $20.7 million. This deep water facility includes 13 storage tanks with 1.3 million barrels of storage capacity for gasoline and distillate products with 11 storage tanks and 1.1 million barrels currently in service. The terminal provides throughput services to third-parties for branded gasoline sales in the Connecticut market.

Business Strategies

Our plan is to generate cash flows sufficient to enable us to maintain the current levels of quarterly distribution on each unit and to increase distributable cash flow per unit by executing the following strategies:

•	Acquire additional terminals and marketing and distribution businesses that are accretive. We intend to grow our asset and customer base by acquiring additional marine and inland terminals (both refined products and materials handling) within and adjacent to the geographic markets we currently serve. We also intend to acquire additional refined products and natural gas marketing businesses that have demonstrated an ability to generate free cash flow and that will enable us to leverage our existing investment in our business and customer service systems to further increase profitability and stability of such cash flow.

•	Increase our business with existing customers. We intend to increase the net sales and margin we realize from customers we currently serve by expanding the range of products and services we provide and by developing additional ways to address our customers’ needs for certainty of supply, reduced commodity price risk and high-quality customer service. Our goal is to be alert to our customers’ needs and be faster and more efficient than our competitors in responding to them.

•	Limit our exposure to commodity price volatility and credit risk. We take title to the products we sell in our refined products and natural gas segments, while our materials handling business is operated predominantly under fixed-fee, multi-year contracts. We will continue to manage our exposure to commodity prices by seeking to maintain a balanced position in our purchases and sales through the use of derivatives and forward contracts. In addition to managing commodity price volatility, we will continue to manage our counterparty risk by maintaining conservative credit management processes.

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

Refined Products

Overview

The products we sell in our refined products segment can be grouped into three categories: distillates, gasoline, residual fuel oil and asphalt. Of our total volume sold in our refined products segment in 2014, distillates accounted for approximately 67%, gasoline accounted for approximately 14% and residual fuel oil and asphalt accounted for approximately 19%.

Distillates. We sell four kinds of distillates: heating oil (both unbranded and HeatForce®, our proprietary premium heating oil product), diesel fuel (both unbranded and RoadForce ®, our proprietary premium diesel fuel), kerosene and jet fuel. In 2014, heating oil accounted for approximately 58%, diesel fuel accounted for approximately 39%, and other distillates accounted for approximately 3% of the total volume of distillates we sold. Distillate volumes accounted for 67%, 64%, and 70% of our total refined products sales for the years ended December 31, 2014, 2013 and 2012, respectively.

We have the capability at several of our facilities to blend biodiesel with distillates in order to sell bio heating oil and biodiesel. In 2014, biofuel accounted for approximately 6% of the distillate fuel volumes we sold.

Gasoline. We sell unbranded gasoline in qualities that comply with seasonal and geographical requirements. Gasoline volumes accounted for 14%, 15% and 24% of our total refined products sales for the years ended December 31, 2014, 2013 and 2012, respectively.

Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements, in our market areas. Residual fuel oil and asphalt volumes accounted for approximately 19%, 21% and 6% of our total refined products sales for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2014, our refined products segment accounted for approximately 92% of our total net sales and 60% of our adjusted gross margin, as defined on page 46.

Customers, Contracts and Pricing

We sell heating oil, diesel fuel, kerosene, unbranded gasoline, jet fuel, residual fuel oil and asphalt to wholesalers, retailers and commercial customers. The majority of these sales are made free on board, or FOB, at the bulk terminal or inland storage facility we own and/or operate or with which we have storage and throughput arrangements, which means the price of products sold includes the cost of delivering such product to that location and any further shipping expenses are borne by the purchaser.

In 2014, we sold heating oil, including HeatForce®, to approximately 1,000 wholesale distributors and retailers. These sales are made through Sprague RealTime® pricing platform, and under rack agreements based upon our posted price, contracts with index-based pricing provisions and fixed price forward contracts.

In 2014, we sold diesel fuel, including RoadForce® premium diesel fuel, to approximately 640 wholesalers and transportation fuel distributors.

In 2014, we sold unbranded gasoline at 22 third-party locations primarily to resellers.

We sell residual fuel oil to approximately 1,900 commercial and industrial accounts. Sales were made under rack agreements and contracts with index-based pricing provisions.

We also sell heating oil, diesel fuel, unbranded gasoline and residual fuel oil to public sector entities through competitive bidding processes as well as distillate and residual fuel oil by truck and barge to marine customers.

Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, and educational institutions. Most of these sales are made on a delivered basis, whereby we either deliver the product with our own trucks and barges or arrange with third-party haulers to make deliveries on our behalf.

Our sales contracts to commercial customers generally are for terms of one to five years. We currently have contracts with the U.S. government as well as with numerous states, municipalities, agencies and educational institutions.

For the year ended December 31, 2014, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas

Overview

We sell natural gas and related delivery services to customers primarily located in the Northeast and Mid-Atlantic United States. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical trading as well as financial and derivative trading both over the counter and through exchanges such as the Intercontinental Exchange Inc. (“ICE”) and NYMEX, in order to manage our natural gas commodity price risk.

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

For the year ended December 31, 2014, our natural gas segment accounted for approximately 7% of our total net sales, and 23% of our adjusted gross margin as defined on page 46.

Customers

Our natural gas customers operate in the industrial and commercial sectors in the Northeast United States, with the highest concentration in New England and New York. We acquired HESCO in 2006 and Metromedia Energy Inc. in 2014 as part of our strategy to target smaller to mid-size commercial and industrial customers as a key growth area. This strategy has led to a significant increase in the number of customers served and adjusted unit gross margin, with sales volumes remaining relatively stable. Examples of customers include industrial users of varying sizes (e.g., pulp and paper, chemicals, pharmaceutical and metals plants) to various commercial customers (e.g., hospitals, universities, apartment buildings and retail stores). The industrial customers have a high concentration of process load to support their manufacturing requirements, with the largest uses by the commercial customers typically for heating, cooling, lighting, cooking and drying.

For the year ended December 31, 2014, no customer represented more than 10% of net sales for our natural gas segment.

Contracts/Pricing

We use various types of contracts for the sale and delivery of natural gas to our customers, with terms ranging from month-to-month to over two years. We provide a wide range of pricing options to our customers, including daily pricing and long-term fixed pricing. For example, we may offer a contract that permits the customer to lock in a basis or location differential relative to the Henry Hub delivery location and then fix the price at a later date based on the prevailing market pricing. There are various other alternatives such as “capped” pricing (essentially setting a maximum) or daily pricing based on a differential to a published market index. Due to the commodity price risk associated with uncertain customer usage patterns, we generally avoid transactions that require a single price for all volumes delivered, with the pricing of the non-contractual volumes based on prevailing market economics.

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

For the year ended December 31, 2014, our materials handling segment accounted for approximately 1% of our total net sales and 15% of our adjusted gross margin.

Major Types of Materials Handling and Services

The type of materials handling and services we provide can be divided into three major categories:

Liquid. Liquid products are moved to terminals via various types of ocean going vessels and offloaded into terminal tanks via pipelines on the dock of the facility. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and transporting product to its final destination. In some cases the products need to remain heated in storage to be able to flow at ambient temperatures. Kildair’s operations include a materials handling contract involving transloading and storage of crude oil.

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

Customers

Our materials handling operations can service multiple customer types during any single operation, including: the ocean shippers, multiple logistics firms, trucking firms and the materials supplier or consumer. The materials we handle normally fall into two major categories. The first category involves raw materials or finished goods shipped by water into local markets to support local production, manufacturing or construction firms. Examples of these products include asphalt for road construction, gypsum rock for drywall manufacturing, road salt for local road treatment, petroleum coke or utility fuels for energy demand and clay slurry for finished paper treatment. The second category of materials we handle are materials manufactured locally for export via vessel to other countries. These materials include hardwood, wood pulp for paper manufacture in Asia or Europe and tallow for biodiesel production in Europe.

For the year ended December 31, 2014, we had one customer who represented 12% of net sales for our materials handling segment, although no customer represented more than 1% of our total net sales.

Contracts/Pricing

The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (wood pulp) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2014, the weighted-average life of our materials handling contracts was approximately eight years, with a weighted-average remaining life of approximately five years, each based on adjusted gross margin as defined on page 46, attributable to these contracts. Historically, our customers have paid for terminal improvements for specialty handling systems such as a clay slurry screening plant, while we will pay for more generic handling systems such as storage pads.

For container and break bulk services, it is typical for the user of that material to contract on an individual shipment basis. For example, a typical pulp merchant may choose to sell its pulp domestically or to users in Europe or Asia depending on the highest delivered value it can yield. As such, its choice of delivery mode and terminal will be driven by the location of its final customer. Therefore, we normally maintain a published rate for most generic services. Those rates are subject to change depending on market conditions.

Other Operations

Our other operations segment includes the marketing and distribution of coal that is conducted in our South Portland and Portland, Maine terminals and commercial trucking activity in Kildair’s operations. For the year ended December 31, 2014, our other operations segment accounted for less than 1% of our total net sales and 2% of our adjusted gross margin.

Commodity Risk Management

Because we take title to the refined products and natural gas that we sell, we are exposed to commodity risk. Our materials handling business is a fee-based business and, accordingly, our operations in that business segment have only limited exposure to commodity risk. Commodity risk is the risk of market fluctuations in the price of commodities such as refined products and natural gas. We endeavor to limit unfavorable commodity price risk in connection with our daily operations. Generally, as we purchase and/or store refined products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and then close out the related hedge as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot prices, fixed prices or indexed prices. While we seek to use these transactions to maintain a position that is substantially balanced between purchased volumes and sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules, as well as logistical issues associated with inclement weather conditions or infrastructure disruptions. Our general policy is to not hold refined products futures contracts or other derivative products and instruments for the sole purpose of speculating on price changes. While our policies are designed to limit market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.

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

Storage and Distribution Services

Marine terminals and inland storage facilities play a key role in the distribution of product to our customers. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and Quebec, Canada that have a combined storage capacity of approximately 14.1 million barrels for refined products and other liquid materials, as well as approximately 1.5 million square feet of materials handling capacity. We also have an aggregate of approximately 2.3 million barrels of additional storage capacity attributable to 47 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.

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

Exchange agreements allow our customers to take delivery of product at a terminal or facility that is not owned or leased by us. An exchange is a contractual agreement pursuant to which the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by the other party from such party’s facility or terminal and we deliver the same volume of product to such party (or to such party’s customers) out of one of the terminals in our terminal network. Generally, both parties to an exchange transaction pay a handling fee (similar to a throughput fee) and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Other differentials that may occur in exchanges (and result in additional payments) include product value differentials.

Our Terminals

We own, operate, and/or control a network of 19 refined products and material handling terminals located along the coast of the Northeast United States from New York to Maine and Quebec, Canada. Our facilities are equipped to provide terminalling, storage and distribution of both solid and liquid products to serve our refined products and materials handling businesses. Each facility has capabilities that are unique to the local markets served. A majority of facilities additionally have demonstrated flexibility in their ability to handle liquid, dry bulk and break bulk products at the same terminal and in most cases across the same dock. This capability has offered us valuable flexibility to fully utilize each asset to meet a variety of fuel demands and third-party cargo handling demands as customer requirements have changed over the years.

We operate or control ten terminals that are capable of handling both liquid petroleum products and providing third-party materials handling services. Five terminals exclusively handle liquid petroleum products and four terminals are dedicated exclusively to materials handling services. Total liquid storage capacity throughout our owned and/or operated terminals is approximately 14.1 million barrels (which excludes approximately 2.3 million barrels of storage capacity not currently in service). Inside warehouse capacity at our owned and/or operated terminals totals approximately 316,000 square feet with approximately 1.2 million square feet of outside laydown space available.

For a more detailed description of our terminals, please read “Item 2. Properties.”

Competition

We encounter varying degrees of competition based on product type and geographic location in the marketing of our refined products. In our Northeast United States market, we compete in various product lines and for a range of customer types. The principal methods of competition in our refined products operations are pricing, service offerings to customers, credit support and certainty of supply. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. We believe that our being one of the largest independent wholesale distributors of refined products in the Northeast United States (based on aggregate terminal capacity), our ownership of various marine-based terminals and our reputation for reliability and strong customer service provide us with a competitive advantage in marketing refined products in the areas in which we operate.

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

Seasonality

Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2014, we generated an average of approximately 71% of our total heating oil and residual fuel oil net sales during the months of November through March.

Employees

Our general partner employs over 580 full-time employees who support our operations and also employs some “part-time” hourly workers who are on call during peak periods. Approximately 46 of the full-time employees are covered by collective bargaining agreements and we are in negotiations with two unions at the Bronx, NY terminal as part of the Castle acquisition for contracts to cover another 21 employees. Our subsidiary Kildair has approximately 100 employees, 36 of which are covered by collective bargaining agreements.

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

In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of approximately $8.6 million per quarter, or approximately $34.5 million per year, based on the number of common and subordinated units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	Competition from other companies that sell refined products, natural gas and/or renewable fuels in the Northeast United States;

•	Competition from other companies in the materials handling business;

•	Demand for refined products, natural gas and our materials handling services in the markets we serve;

•	Absolute price levels, as well as the volatility of prices, of refined products and natural gas in both the spot and futures markets;

•	Seasonal variation in temperatures, which affects demand for natural gas and refined products such as heating oil and residual fuel oil to the extent that it is used for space heating; and

•	Prevailing economic conditions.

In addition, the actual amount of distributable cash flow that we distribute will depend on other factors such as:

•	The level of maintenance capital expenditures we make;

•	The level of our operating and general and administrative expenses, including reimbursements to our general partner and certain of its affiliates for services provided to us;

•	Fluctuations or changes in tax rates, including Canadian income and withholding taxes

•	The restrictions contained in our credit agreement, including borrowing base limitations and limitations on distributions;

•	Our debt service requirements;

•	The cost of acquisitions we make, if any;

•	Fluctuations in our working capital needs;

•	Our ability to access capital markets and to borrow under our credit agreement to make distributions to our unitholders; and

•	The amount of cash reserves established by our general partner, if any.

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

Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2014, we generated an average of approximately 71% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to our unitholders. Any restrictions on our ability to borrow money could restrict our ability to make quarterly distributions to our unitholders.

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

Seasonal variation in temperature, which affects demand for natural gas and refined products, such as heating oil and residual fuel oil to the extent that it is used for space heating;

•	High prices caused by an increase in the market price of refined products, higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products or natural gas;

•	Increased conservation, technological advances and the availability of alternative energy, whether as a result of industry changes, governmental or regulatory actions or otherwise; and

•	Conversion from consumption of heating oil or residual fuel oil to natural gas.

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

In addition, when prices for refined products or natural gas decline, the likelihood of nonperformance by our customers on forward contracts may be increased as they and/or their customers may attempt to not honor their contracts and instead purchase refined products or natural gas at the then lower spot or retail market price.

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

Changes in currency exchange rates could adversely affect our operating results.

Because we are a U.S. dollar reporting company and also conduct a portion of our operations in Canada in the Canadian dollar, we are exposed to currency fluctuations and exchange rate risks that may adversely affect the U.S. dollar value of our earnings, cash flow and partners’ capital under applicable accounting rules.

Warmer weather conditions during winter could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Weather conditions during winter have an impact on the demand for both heating oil, residual fuel oil and natural gas. Because we supply distributors whose customers depend on heating oil, residual fuel oil and natural gas during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the adjusted gross margin realized on those sales and, consequently, our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

The enactment of derivatives legislation could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.

On July 21, 2010, new comprehensive financial reform legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), was enacted that establishes U.S. federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The Act requires the Commodities Futures Trading Commission (“CFTC”), the SEC and other regulators to promulgate rules and regulations implementing the new legislation. Although the CFTC has finalized certain regulations, others remain to be finalized or implemented and it is not possible at this time to predict when this will be accomplished.

In October 2010, pursuant to its rulemaking under the Act, the CFTC issued rules to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The initial position limits rule was vacated by the United States District Court for the District of Columbia in September of 2012. However, in November 2013, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing and exchange trading. To the extent we engage in such transactions or transactions that become subject to such rules in the future, we will be required to comply or take steps to qualify for an exemption to such requirements. Although we expect to qualify for the end-user exception to the mandatory clearing requirements for swaps entered to hedge our commercial risks, the application of the mandatory clearing and trade execution requirements to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging. In addition, the Act requires that regulators establish margin rules for uncleared swaps. Rules that require end-users to post initial or variation margin could impact our liquidity and reduce cash available for capital expenditures, therefore reducing our ability to execute hedges to reduce risk and protect cash flows. The proposed margin rules for uncleared swaps are not yet final and their impact on us is not yet clear.

The Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.

The full impact of the Act and related regulatory requirements upon our business will not be known until the regulations are implemented and the market for derivative contracts has adjusted. The Act and any new regulations could significantly increase the cost of derivative contracts (including from swap recordkeeping and reporting requirements and through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of some derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have material adverse effect on our financial condition, results of operations and cash available for distributions to our unitholders.

In addition, other non-U.S. jurisdictions are implementing regulations with respect to the derivatives market. To the extent we transact with counterparties in foreign jurisdictions, we may become subject to such regulations. At this time, the impact of such regulations is not clear.

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

Some of our heating oil and residual fuel oil volumes are subject to customers switching or converting to natural gas, which could result in loss of customers and, in turn, could have an adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Our heating oil and residual fuel oil businesses compete for customers with suppliers of natural gas. During a period of increasing heating oil prices relative to natural gas prices, heating oil users may convert to natural gas. Similarly, during a period of increasing residual fuel oil prices relative to natural gas prices, customers who have the ability to switch from residual fuel oil to natural gas (dual-fuel customers), may switch and other end users may convert to natural gas.

Such switching and conversions could reduce our sales of heating oil and residual fuel oil and could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Energy efficiency, new technology and alternative energy sources could reduce demand for our products and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Increased conservation, technological advances, including installation of improved insulation and the development of more efficient furnaces and other heating devices, fuel efficient motor vehicles and the availability of alternative energy sources have adversely affected the demand for some of our products, particularly home heating oil and residual fuel oil. Future conservation measures, technological advances in heating, conservation, energy generation or other devices, and increased availability and use of alternative energy sources, including as a result of government regulation, might reduce demand and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure maintenance of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt our operations and the services we provide to customers, and damage our reputation, cause a loss of confidence in our products and services, which could adversely affect our business/operating margins, revenues and competitive position.

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

We rely primarily on sales generated from products distributed from the terminals we own, control or operate to which we have access. Furthermore, our operations are largely located in the Northeast United States.

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

The risk of substantial environmental costs and liabilities is inherent in terminalling and materials handling operations, and we may incur substantial environmental costs and liabilities. In particular, our terminalling operations involve the receipt, storage and redelivery of refined products and are subject to stringent federal, state and local laws and regulations regulating product quality specifications and other environmental matters including the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. Further, we may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Compliance with these requirements could increase the cost of doing business with these facilities and there can be no assurances as to the timing and type of such changes or what the ultimate costs might be. Moreover, the failure to comply with these requirements can expose our operations to fines, penalties, permit revocation and injunctive relief, including limits or prohibitions on some or all of our operations.

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

Combustion of fossil fuels, such as the refined products we sell, results in the emission of carbon dioxide into the atmosphere. On December 15, 2009, the Environmental Protection Agency, or the EPA, published its findings that emissions of carbon dioxide and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes, and the EPA has begun to regulate greenhouse gases, or GHG, emissions pursuant to the Clean Air Act. Many states and regions have adopted GHG initiatives and it is possible that U.S. federal legislation could be adopted in the future to restrict GHG emissions.

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

Per the Regulation respecting a cap-and-trade system for greenhouse gas emission allowances, CQLR c Q-2, r.46.1, as of January 1, 2015, any person or municipality that distributes in Québec fossil fuels whose combustion meets or exceeds the established annual greenhouse gas (“GHG”) emission threshold is covered by the cap-and-trade (“C&T”) system. Emitters regulated by the C&T system are required to cover their GHG emissions until at least 2020 or until December 31 following their third consecutive GHG emission report that falls below the requisite emission threshold.

Kildair, as a distributor of fuels and combustibles covered by the C&T system, as of January 1st, 2015, does not qualify to receive free GHG emission units. Rather, Kildair is required to purchase all emission allowances needed to cover emissions attributable to the combustion of the fossil fuels they sell for consumption in Québec at government auctions or on the Western Climate Initiative (“WCI”) carbon market. Additionally, Kildair may purchase offset credits that comply with Quebec laws and regulations. To comply with these laws and regulations, Kildair must incur costs to purchase credits that allow Kildair to continue operations at their current level. Increased costs may result in increased prices for Kildair’s products or decreased profitability. Increased product price could result in a reduction of demand for Kildair’s product and therefore reduce our revenues. Additional risks include the inability to acquire the required amount of emission allowances or credits to offset GHG emissions which would subject Kildair to various fines.

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

We and our subsidiaries depend on unionized labor for our operations in Lawrence, Mt. Vernon; Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. We are also in negotiations with two additional unions for the Bronx, NY terminal as part of the Castle acquisition. Work stoppages or labor disturbances at these facilities could disrupt our business.

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

Risks Inherent in an Investment in Us

It is our business strategy to distribute in increasing amounts our distributable cash flow, which could limit our ability to grow and make acquisitions.

We expect that we will distribute in increasing amounts our distributable cash flow to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute most of our distributable cash flow, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or our credit agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Axel Johnson indirectly controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Axel Johnson, may have conflicts of interest with us and have limited duties to us and our common unitholders, and they may favor their own interests to the detriment of us and our common unitholders.

As of March 9, 2015, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 57.4% limited partner interest in us and indirectly owns and controls our general partner. Although our general partner has a fiduciary duty to manage us in good faith, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our general partner are directors and/or officers of affiliates of our general partner. Conflicts of interest may arise between our general partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our general partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•	Our general partner is allowed to take into account the interests of parties other than us, such as its affiliates, including Axel Johnson, in resolving conflicts of interest, which has the effect of limiting its duty to our unitholders.

•	Affiliates of our general partner, including Axel Johnson and Sprague Holdings, may engage in competition with us.

•	Neither our partnership agreement nor any other agreement requires Axel Johnson or Sprague Holdings to pursue a business strategy that favors us, and Axel Johnson’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholder’s of Axel Johnson.

•	Some officers of our general partner who provide services to us devote time to affiliates of our general partner.

•	Our partnership agreement limits the liability of and reduces the duties owed by our general partner to us and our common unitholders, and also restricts the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•	Our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units.

•	Our general partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces distributable cash flow. Such determination can affect the amount of distributable cash flow, including distributions on our subordinated units, and to the holders of the incentive distribution rights, as well as the ability of the subordinated units to convert to common units. Our partnership agreement does not limit the amount of maintenance capital expenditures that our general partner can cause us to make.

•	Our partnership agreement and the services agreement allow our general partner to determine, in good faith, the expenses that are allocable to us. Our partnership agreement and the services agreement do not limit the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons, including affiliates of our general partner, who perform services for us or on our behalf.

•	Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period.

•	Our partnership agreement permits us to distribute up to $25.0 million as distributable cash flow, even if it is generated from sources that would otherwise constitute capital surplus, and this cash may be used to fund distributions on our subordinated units or the incentive distribution rights.

•	Our partnership agreement does not restrict our general partner from entering into additional contractual arrangements with any of its affiliates on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of all outstanding common units.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•	Sprague Holdings, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

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

The unitholders will be unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. As of March 9, 2015, Sprague Holdings owns 57.4% of the common units and subordinated units. If our general partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests, and by eliminating existing arrangements, if any. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of our business.

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

As of March 9, 2015, Sprague Holdings and its subsidiaries held 2,034,378 common units and 10,071,970 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period (which could occur as early as December 31, 2016) and may convert earlier under certain circumstances. Additionally, we have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common and subordinated units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our general partner and its affiliates own more than 80% of our common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 9,2015, Sprague Holdings and its affiliates owned approximately 18.5% of our common units. At the end of the subordination period (which could occur as early as December 31, 2016), assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 57.4% of our common units.

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

As a limited partnership, we are not required to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee, as is required for other NYSE-listed entities. Accordingly, unitholders do not have the same protections afforded to certain entities, including most corporations that are subject to all of the NYSE corporate governance requirements.

Tax Risks to Common Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes then our cash available for distribution would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. Based on our current operations we believe that we satisfy the qualifying income requirement and will be treated as a partnership. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. We have not requested, and do not plan to request, a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay additional state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to the limited partners. Because a tax would be imposed upon us as a corporation, our cash available for distributions would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that if a law is enacted, or existing law is modified or interpreted in a manner, that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state, local or non-U.S. income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.

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

Notwithstanding our treatment for U.S. federal income tax purposes, we are subject to certain non-U.S. taxes. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, our distributable cash flow could be further reduced.

A material amount of our business operations and subsidiaries are subject to income, withholding and other taxes in the non-U.S. jurisdictions in which they are organized or from which they receive income, reducing the amount of our distributable cash flow. In computing our tax obligation in these non-U.S. jurisdictions, we are required to take various tax accounting and reporting positions on matters that are not entirely free from doubt and for which we have not received rulings from the governing tax authorities, such as whether withholding taxes will be reduced by the application of certain tax treaties. Upon review of these positions, the applicable authorities may not agree with our positions. A successful challenge by a tax authority could result in additional tax being imposed on us. In addition, changes in our operations or ownership could result in higher than anticipated tax being imposed in jurisdictions in which we are organized or from which we receive income. Any such increases in tax imposed on us would further reduce our distributable cash flow. Although these taxes may be properly characterized as foreign income taxes, unitholders may not be able to credit them against their liability for U.S. federal income taxes on their share of our earnings.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS has been considering changes to its private letter ruling policy concerning which activities give rise to qualifying income within the meaning of section 7704 of the Code. The implementation of changes to this policy could include the modification or revocation of existing rulings, including ours.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.

Our unitholders are required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for U.S. federal income tax purposes.

We will be considered to have terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period.

Sprague Holdings currently directly and indirectly owns more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by Sprague Holdings of all or a portion of its interests in us, along with transfers by other unitholders, could result in a termination of our partnership for U.S. income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If a unitholder sells common units, such unitholder will recognize gain or loss equal to the difference between the amount realized and the unitholder’s tax basis in those units. Because distributions in excess of the unitholder’s allocable share of our net taxable income decrease its tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units being sold will, in effect, become taxable income to the unitholder if it sells such units at a price greater than its tax basis in those units, even if the price received is less than the unitholder’s original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be ordinary income due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells units, such unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.

Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or IRAs, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax advisor before investing in our common units.

If a tax authority contests the tax positions we take, the market for our common units may be adversely affected and the cost of any such contest will reduce our distributable cash flow.

Tax authorities may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with a tax authority may materially and adversely affect the market for our common units and the price at which they trade. Our costs of any contest with a tax authority will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Due to a number of factors including our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

Because there are no specific rules governing the U.S. federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered to have disposed of the loaned units. In that case, such unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may be required to recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a securities loan should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

Unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.

In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We conduct business and own property in numerous states, in the United States most of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other U.S. states or non-U.S. countries in the future. It is the unitholder’s responsibility to file all U.S. federal, state, local and non-U.S. tax returns.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following tables set forth information with respect to our 19 owned, operated and/or controlled terminals.

Liquids Storage Terminal	Number of Storage Tanks (1)	Storage Tank Capacity (Bbls) (1)	Principal Products
Sorel-Tracy Quebec, Canada (2)	27	3,282,600	refined products; asphalt; crude oil
Searsport, ME	17	1,139,700	refined products; caustic soda; asphalt
South Portland, ME	26	1,122,100	refined products; asphalt; clay slurry
Bridgeport, CT (3)	11	1,120,600	refined products
Albany, NY	11	1,104,500	refined products
East Providence, RI (4)	9	1,004,600	refined products
Newington, NH: River Road	28	941,800	refined products; tallow
Bronx, NY (5)	17	907,500	refined products; asphalt
Newington, NH: Avery Lane	11	679,000	refined products; asphalt
New Haven, CT (6)	15	657,700	refined products
Quincy, MA	9	657,000	refined products
Providence, RI	4	484,000	refined products; asphalt
Everett, MA	4	317,600	asphalt
Quincy, MA: TRT (7)	4	304,200	refined products
Oswego, NY	3	163,700	refined products; asphalt
New Bedford, MA (8)	2	85,900	refined products
Mount Vernon, NY	7	72,100	refined products
Stamford, CT	3	46,600	refined products

Total	208	14,091,200

Dry Storage Terminal	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
Newington, NH: River Road (9)	3 pads	431,000	salt; gypsum
Searsport, ME	3 warehouses;	101,000	break bulk; salt; petroleum coke;
	7 pads	310,000	heavy lift
Portland, ME (10)	7 warehouses;	215,000	break bulk; coal
	4 pads	180,000
South Portland, ME	3 pads	230,000	salt; coal
Providence, RI	1 pad	75,000	salt

	10 warehouses;
Total	18 pads	1,542,000

(1)	We also have an aggregate of approximately 2.3 million barrels of additional storage capacity attributable to 47 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional storage capacity were desired, additional time and capital would be required to bring any of such storage tanks back into service.
(2)	We acquired the Sorel-Tracy, Quebec Canada terminal on December 9, 2014
(3)	We acquired the Bridgeport terminal on July 31, 2013.
(4)	These tanks are controlled via a petroleum storage services agreement whose terms include an initial term through April 30, 2019, with mutual rights of termination beginning April 16, 2016.
(5)	We acquired the Bronx, NY terminal on December 8, 2014
(6)	These tanks are controlled via a storage and thruput agreement with initial term through July 2, 2019. Term may be extended under mutual agreement.
(7)	Operating assets and real estate are leased from Twin Rivers Technology L.P., an unaffiliated third party.
(8)	Operating assets and real estate are leased from Sprague Massachusetts Properties LLC, a wholly-owned subsidiary of Sprague Holdings. The New Bedford terminal is subject to a purchase and sale agreement pursuant to which a third party has agreed to acquire the terminal from Sprague Massachusetts Properties LLC. The acquisition is subject to certain conditions that are beyond the control of Sprague Massachusetts Properties LLC. In the event that such sale is consummated, our terminal operating agreement with Sprague Holdings and Sprague Massachusetts Properties LLC will automatically terminate. Subject to those conditions, the acquisition may be consummated on or before January 5, 2016.
(9)	The terminal also has two silos capable of storing a total of approximately 26,000 tons of cement.
(10)	Real estate and two storage buildings are leased from Merrill Industries Inc., an unaffiliated third party, and the balance of the assets are owned by us.

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

Part II

Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. Prior to that time, there was no public market for our securities. As of March 9, 2015, Sprague Holdings and its subsidiaries owned 2,034,378 common units and 10,071,970 subordinated units, which together constitute a 57.4% ownership interest in us. During the year ended December 31, 2013, we issued 8,500,000 common units to the public in connection with our IPO and 6,666 restricted units in accordance with the 2013 Long Term Incentive Plan for Director compensation. During the year ended December 31, 2014, we issued 706,263 common units in connection with business acquisitions and 27,401 common units in connection with the 2013 Long Term Incentive Plan for Employee and Director compensation. As of March 9, 2015, the closing market price for our common units was $24.69 per unit and there were approximately 6 unitholders of record of our common units. The actual number of unitholders is greater than the number of holders of record.

The following table sets forth the range of the high and low closing prices of our common units and cash distributions to common unitholders for the period from October 25, 2013, the date our shares began trading.

	Sales Price per Common Unit		Quarterly Cash Distribution per Unit	Record Date	Distribution Date
Quarter Ended	High	Low
December 31, 2013 (1)(2)	$18.24	$16.89	$0.2825	February 10, 2014	February 14, 2014
March 31, 2014	$20.75	$17.68	$0.4125	May 9, 2014	May 15, 2014
June 30, 2014	$27.30	$19.05	$0.4275	August 8, 2014	August 14, 2014
September 30, 2014	$26.93	$21.29	$0.4425	November 10, 2014	November 14, 2014
December 31, 2014	$27.02	$19.00	$0.4575	February 9, 2015	February 13, 2015

(1)	Sales price per common unit from October 25, 2013, the commencement date of trading.
(2)	Quarterly cash distribution per unit was prorated for the days from October 30, 2013, the closing date of the IPO, through December 31, 2013.

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

Incentive Distribution Rights

Sprague Holdings currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from distributable cash flow in excess of $0.61875 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that our sponsor may receive on any limited partner units that it owns.

Item 6. Selected Financial Data

The following table presents selected historical consolidated financial and operating data of the Partnership and our predecessor, Sprague Operating Resources LLC, as of the dates and for the periods indicated. The selected historical financial data as of and for the year ended December 31, 2014 are derived from the Partnership’s 2014 audited Consolidated and Combined Financial Statements. The selected historical financial data as of and for the year ended December 31, 2013 includes the combined results of the Predecessor through October 29, 2013 and the Partnership for the period from October 30, 2013 through December 31, 2013, all derived from the Partnership’s 2013 audited Consolidated and Combined Financial Statements. The selected historical consolidated financial data presented as of and for the years ended December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements of Sprague Operating Resources LLC.

On December 9, 2014, the Partnership acquired all of the equity interests in Kildair through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties LLC. As this transaction represented a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson.

The following table presents the non-GAAP financial measure adjusted EBITDA, which we use in our business as an important supplemental measure of our performance. We define and explain this measure under “—Non-GAAP Financial Measures” on page 46 and reconcile it to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Years Ended December 31,
	2014	2013	2012	2011	2010
			Predecessor	Predecessor	Predecessor
	(in thousands, except unit data and operating data)
Statements of Operations Data:
Net sales	$5,069,762	$4,683,349	$4,043,907	$3,797,427	$2,817,191
Cost of products sold (exclusive of depreciation and amortization)	4,755,031	4,554,188	3,922,352	3,638,717	2,676,301
Operating expenses	62,993	53,273	47,054	42,414	41,102
Selling, general and administrative	76,420	55,210	46,449	46,292	40,625
Write-off of deferred offering costs (1)	—	—	8,931	—	—
Depreciation and amortization	17,625	16,515	11,665	10,140	10,531

Total operating costs and expenses	4,912,069	4,679,186	4,036,451	3,737,563	2,768,559

Operating income	157,693	4,163	7,456	59,864	48,632
Gain on acquisition of business	—	—	1,512	6,016	—
Other income (expense)	(288)	568	(160)	—	894
Interest income	569	604	534	755	503
Interest expense	(29,651)	(30,914)	(23,960)	(24,049)	(21,897)

Income (loss) before income taxes and equity in net (loss) income of foreign affiliate	128,323	(25,579)	(14,618)	42,586	28,132
Income tax (provision) benefit (2)	(5,509)	(4,259)	2,796	(16,636)	(10,288)

Income (loss) before equity in net (loss) income of foreign affiliate	122,814	(29,838)	(11,822)	25,950	17,844
Equity in net (loss) income in foreign affiliate	—	—	(1,009)	3,622	(2,123)

Net income (loss)	$122,814	$(29,838)	$(12,831)	$29,572	$15,721

Less: Predecessor (income) through October 29, 2013	—	(2,734)
Less: (Income) loss attributable to Kildair from October 29, 2013 through December 8, 2014 (Note 1)	(4,080)	2,338

Limited partners’ interest in net income (loss) (3)	$118,734	$(30,234)

Net income (loss) per limited partner common units—basic (3)	$5.88	$(1.50)

Net income (loss) per limited partner common units—diluted (3)	$5.84	$(1.50)

Weighted average limited partner common units—basic (3)	10,131,928	10,071,970
Weighted average limited partner common units—diluted (3)	10,195,566	10,071,970

Distributions declared per common and subordinated units	$1.7400	$0.2825

Adjusted EBITDA (4):	$105,266	$76,158	$49,781	$64,398	$53,286

	Years Ended December 31,
	2014	2013	2012	2011	2010
			Predecessor	Predecessor	Predecessor
	(in thousands, except unit data and operating data)
Cash Flow Data:
Net cash (used in) provided by:
Operating activities	$15,564	$(80,663)	$163,129	$(43,861)	$24,997
Investing activities	(132,492)	(46,751)	(79,693)	(17,004)	(9,387)
Financing activities	118,390	125,959	(111,560)	88,882	(17,162)

Other Financial and Operating Data (unaudited):
Capital expenditures (5)	$18,580	$28,090	$7,293	$7,255	$9,587
Normal heating degree days (6)	6,749	6,752	6,787	6,752	6,752
Actual heating degree days. (6)	6,855	6,624	5,803	6,284	6,117
Variance from normal heating degree days	1.6%	(1.9)%	(14.5)%	(6.9)%	(9.4)%
Variance from prior period actual heating degree days	3.5%	14.1%	(7.7)%	2.7%	-11.5%
Total refined products volumes sold (barrels)	39,720	35,050	29,806	29,684	29,797
Variance from refined products volume from prior period	13.3%	17.6%	0.4%	(0.4)%	1.7%
Total natural gas volumes sold (MMBtus)	54,430	51,979	49,417	50,741	52,012
Variance from natural gas volume from prior period	4.7%	5.2%	(2.6)%	(2.4)%	2.2%

Balance Sheet Data (at period end):
Cash and cash equivalents	$4,080	$2,046	$3,691	$31,829	$3,854
Property, plant and equipment, net	250,126	198,476	177,080	110,743	103,461
Total assets	1,339,840	1,090,241	1,054,247	970,050	867,995
Total debt (including capital lease obligations)	822,307	576,385	555,619	524,377	408,304
Total liabilities	1,223,946	1,018,948	913,041	791,649	697,811
Total unitholders’/member’s stockholder’s equity	115,894	71,293	141,206	178,401	170,184

(1)	During the year ended December 31, 2012, we delayed the timing of the Partnership’s public offering and, as a result, deferred offering costs of $8.9 million were charged against earnings.
(2)	Prior to the completion of the IPO, Sprague Energy Corp., which was converted into a limited liability company and renamed Sprague Operating Resource LLC on November 7, 2011, prepared its income tax provision as if it had filed a consolidated U.S. federal income tax return and state tax returns as required. Commencing with the closing of the IPO, the Partnership is treated as pass through entity for U.S. federal income tax purposes. For pass through entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in our financial statements. The Partnership’s Canadian entities are subject to Canadian income tax.
(3)	Calculated based on operations since October 30, 2013, the date of the closing of the IPO. See Note 22 to the Consolidated and Combined Financial Statements included elsewhere in this report for the net income(loss) per limited partner unit calculation.
(4)	For a discussion of the non-GAAP financial measure adjusted EBITDA, please read “EDITDA and Adjusted EBITDA” below.
(5)	Includes approximately $8.3 million, $7.7 million, $6.0 million, $5.7 million and $8.1 million of maintenance capital expenditures for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. Maintenance capital expenditures are capital expenditures made to replace assets or to maintain the long-term operating capacity of our assets or operating income.
(6)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period 1981-2011.

EDITDA and Adjusted EBITDA

We present the non-GAAP financial measures EBITDA and adjusted EBITDA in this Annual Report. We define EBITDA as net income(loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory and natural gas transportation contracts, decreased by gains on acquisition of business, increased by the write-off of deferred offering costs and adjusted for the net impact of bio-fuel excise tax credits in 2013/2012. Adjusted EBITDA is used as a supplemental financial measure by our management, and EBITDA and adjusted EBITDA are used as supplemental financial measures by external users of our financial statements, such as investors, trade suppliers, research analysts and commercial banks to assess:

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

The GAAP measure most directly comparable to EBITDA and adjusted EBITDA is net income (loss). The non-GAAP financial measures of EBITDA and adjusted EBITDA should not be considered as an alternative to net income (loss), or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income(loss) and is defined differently by different companies, our definitions of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, as applicable, for each of the years indicated:

	Years Ended December 31,
	2014	2013	2012	2011	2010
			Predecessor	Predecessor	Predecessor
	(in thousands)
Reconciliation of EBITDA to net income (loss):
Net (loss) income	$122,814	$(29,838)	$(12,831)	$29,572	$15,721
Add/(deduct):
Interest expense, net	29,082	30,310	23,426	23,294	21,394
Tax expense (benefit)	5,509	4,259	(2,796)	16,636	10,288
Depreciation and amortization	17,625	16,515	11,665	10,140	10,531

EBITDA	$175,030	$21,246	$19,464	$79,642	$57,934

Add: unrealized (gain) loss on inventory (1)	(11,070)	4,188	227	(8,252)	(4,382)
Add: unrealized (gain) loss on natural gas transportation contracts (2)	(58,694)	55,745	17,650	(976)	(266)
Add/(deduct):
Gain on acquisition of business (3)	—	—	(1,512)	(6,016)	—
Write-off of deferred offering costs (4)	—	—	8,931	—	—
Bio-fuel excise tax credits (5)	—	(5,021)	5,021	—	—

Adjusted EBITDA	$105,266	$76,158	$49,781	$64,398	$53,286

(1)	Inventory is valued at the lower of cost or market. The fair value of the derivatives the Company uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net (loss) income.
(2)	The unrealized hedging (gain) loss on natural gas transportation contracts represents the Company’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging losses (gains) in net (loss) income.
(3)	Represents non-cash gains associated with (i) the re-measurement to fair value of our predecessor’s 50% interest in Kildair in connection with its acquisition of the remaining 50% interest therein in 2012 and, (ii) the acquisition of an oil terminal at below fair value in 2011.
(4)	During the year ended December 31, 2012, we delayed the filing of the IPO and, as a result, deferred offering costs of $8.9 million were charged against earnings. Please see Note 20 to our Consolidated and Combined Financial Statements.
(5)	On January 2, 2013, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our bio-fuel blending activities. This program had previously expired on December 31, 2011 and was reinstated retroactively to January 1, 2012. During the year ended December 31, 2013, we recorded U.S. federal excise tax credits of $5.0 million related to our bio-fuel blending activities that had occurred during the year ended December 31, 2012. These credits have been recorded as a reduction of cost of products sold and, therefore, resulted in an increase in adjusted gross margin for the year ended December 31, 2013. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

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

On December 9, 2014, the Partnership acquired all of the equity interests in Kildair through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties LLC. As this transaction represented a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson, which commenced on October 1, 2012.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated and Combined Financial Statements and notes to the Consolidated and Combined Financial Statements included elsewhere in this report, as well as the other financial information appearing elsewhere in this Annual Report.

EBITDA and Adjusted EBITDA are non-GAAP financial measures of performance that have limitations and should not be considered as a substitute for net income (loss) or cash provided by (used in) operating activities. Please see Item 6 above for a discussion of our use of EBITDA and Adjusted EBITDA and a reconciliation to net income (loss) for the periods presented.

Cautionary Statements Concerning Forward-Looking Statements

This Annual Report, including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “potential”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors included in Part I, Item 1A “Risk Factors” of this Annual Report as well as the following risks and uncertainties:

•	We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

•	Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and the United States, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions.

•	A significant decrease in demand for the products and services we sell could reduce our ability to make distributions to our unitholders.

•	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of borrowing available for working capital under our credit agreement.

•	Our results of operations are affected by the overall forward market for the products we sell.

•	Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make quarterly distributions to our unitholders during these quarters. Warmer weather conditions could adversely affect our heating oil and residual oil sales.

•	Our risk management policies cannot eliminate all commodity risk. In addition, noncompliance with our risk management policies could result in significant financial losses.

•	Nonperformance by our customers, suppliers and counterparties could result in losses to us.

•	We are exposed to trade credit risk in the ordinary course of our business as well as risks associated with our trade credit support in the ordinary course of business.

•	Competition from alternative energy sources, energy efficiency and new technologies could result in loss of some of our customers or reduction in demand for our products and services.

•	Certain of our contracts must be renegotiated or replaced periodically and our results of operations may be affected if we are unable to renegotiate or replace such contracts.

•	Adverse developments in the geographic areas in which we operate could affect our results of operations.

•	Compliance with changes to both federal and state environmental and non-environmental regulations could have a material adverse effect on our businesses.

•	Any disruptions in our labor force could affect our business.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	Any failure to develop or maintain adequate internal controls over financial reporting may affect our results of operation.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of unitholders.

•	Unitholders have limited voting rights and, even if they are dissatisfied, cannot initially remove our general partner without its consent.

•	A significant increase in interest rates could adversely affect our ability to service our indebtedness.

•	The condition of credit markets may adversely affect us.

•	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, our distributable cash flow would be substantially reduced.

•	Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

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

A reference to a “Note” herein refers to the accompanying Notes to Consolidated and Combined Financial Statements contained in Part IV, Item 15. “Exhibits and Financial Statement Schedules” of this Annual Report.

Overview

We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our general partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials. We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of approximately 14.1 million barrels for refined products and other liquid materials, as well as approximately 1.5 million square feet of materials handling capacity. We also have an aggregate of approximately 2.3 million barrels of additional storage capacity attributable to 47 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.

We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin, which is a non-GAAP financial measure used by management and external users of our Consolidated and Combined Financial Statements to assess the economic results of operations. For a description of how we define adjusted gross margin, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted Gross Margin and Adjusted EBITDA.” For a reconciliation of adjusted gross margin to the GAAP measure most directly comparable thereto, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

On October 1, 2012, our Predecessor acquired control of Kildair, a Canadian distributor of residual fuel oil and asphalt and a commercial trucking business, by purchasing the remaining 50% equity interest. Prior to October 1, 2012, the results of operations of Kildair were recorded as equity in earnings of foreign affiliate. From October 1, 2012 and through the date of our IPO on October 30, 2013, the assets, liabilities and results of operations of Kildair have been consolidated into our financial statements, including our adjusted gross margin. Kildair was not part of our net assets following the completion of the IPO. On December 9, 2014, the Partnership acquired all of the equity interest in Kildair through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties, LLC. As this transaction represents a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson. We record Kildair’s residual fuel oil and asphalt business in our refined products segment and their commercial trucking business in our other operations segment.

Our refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,100 heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the years ended December 31, 2014 and 2013, we sold approximately 1.7 billion and 1.5 billion gallons of refined products, respectively. For the years ended December 31, 2014 and 2013, our refined products segment accounted for 60% and 61% of our adjusted gross margin, respectively.

We also purchase, sell and distribute natural gas to more than 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas we sell from natural gas producers and trading companies. For the years ended December 31, 2014 and 2013, we sold 54.4 Bcf and 52.0 Bcf of natural gas, respectively. For the years ended December 31, 2014 and 2013, our natural gas segment accounted for 23% and 21% of our adjusted gross margin, respectively.

Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, crude oil, caustic soda, tallow, pulp and heavy equipment. For the year ended December 31, 2014, we offloaded, stored and/or prepared for delivery 2.7 million short tons of products and 309.8 million gallons of liquid materials. For the year ended December 31, 2013, we offloaded, stored and/or prepared for delivery 2.1 million short tons of products and 246.7 million gallons of liquid materials. For the years ended December 31, 2014 and 2013, our materials handling segment accounted for 15% of our adjusted gross margin for both periods.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal and commercial trucking. For the years ended December 31, 2014 and 2013, our other operations segment accounted for approximately 2% and 3% of our adjusted gross margin, respectively.

We take title to the products we sell in our refined products, natural gas and other operations segments. We do not take title to any of the products in our materials handling segment. In order to manage our exposure to commodity price fluctuations, we use derivatives and forward contracts to maintain a position that is substantially balanced between product purchases and product sales.

Non-GAAP Financial Measures

We present the non-GAAP financial measures EBITDA and adjusted EBITDA and adjusted gross margin in this Annual Report.

For a description of how we define EBITDA, and adjusted EBITDA see Part I, Item 6—“Selected Financial Data” above . A reconciliation of EBITDA and adjusted EBITDA is presented on page 41. For a description of how we define adjusted gross margin see below. A reconciliation of adjusted gross margin is presented on page 50.

How Management Evaluates Our Results of Operations

Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) adjusted gross margin and adjusted EBITDA, (2) operating expenses, (3) selling, general and administrative (or SG&A) expenses and (4) heating degree days.

Operating Expenses

Operating expenses are costs associated with the operation of the terminals and truck fleet used in our business. Employee wages, pension and 401(k) plan expenses, boiler fuel, repairs and maintenance, utilities, insurance, property taxes, services and lease payments comprise the most significant portions of our operating expenses. Commencing on October 30, 2013, employee wages and related employee expenses included in our operating expenses are incurred on our behalf by our General Partner and reimbursed by us. These expenses remain relatively stable independent of the volumes through our system but can fluctuate depending on the activities performed during a specific period. Operating expenses have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) include employee salaries and benefits, discretionary bonus, marketing costs, corporate overhead, professional fees, information technology and office space expenses. Commencing on October 30, 2013, employee wages, related employee expenses and certain rental costs included in our SG&A expenses are incurred on our behalf by our General Partner and reimbursed by us. We believe that our SG&A expenses will increase as a result of our becoming a publicly traded partnership. SG&A expenses have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson

Heating Degree Days

A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how much the average temperature departs from a human comfort level of 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated over the course of a year and can be compared to a monthly or a long-term average (“normal,”) to see if a month or a year was warmer or cooler than usual. Degree days are officially observed by the National Weather Service and archived by the National Climatic Data Center. For purposes of evaluating our results of operations, we use the normal heating degree day amount as reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

EBITDA

We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. EBITDA is used as a supplemental financial measure by external users of our financial statements, such as investors, trade suppliers, research analysts and commercial banks to assess:

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

EBITDA is not prepared in accordance with GAAP. EBITDA should not be considered an alternative to net income (loss), operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income (loss) and operating income.

Adjusted Gross Margin and Adjusted EBITDA

Management utilizes adjusted gross margin and adjusted EBITDA to assist it in reviewing our financial results and managing our business segments. We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) and decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), in each case with respect to refined products and natural gas inventory and natural gas transportation contracts. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory and natural gas transportation contracts, decreased by gains on acquisition of businesses, increased by the write-off of deferred offering costs and adjusted for the net impact of bio-fuel excise tax credits. Management believes that adjusted gross margin and adjusted EBITDA provide information that reflects our market or economic performance. We trade, purchase and sell energy commodities with market values that are constantly changing, which makes it important for management to evaluate our performance, as well as our physical and derivative positions, on a daily basis. Management reviews the daily operational performance of our supply activities, as well as our monthly financial results, on an adjusted gross margin and adjusted EBITDA basis. Adjusted gross margin and adjusted EBITDA have no impact on reported volumes or net sales.

Adjusted gross margin and adjusted EBITDA are used as supplemental financial measures by management to describe our operations and economic performance to investors, trade suppliers, research analysts and commercial banks to assess:

•	The economic results of our operations;

•	The market value of our inventory and natural gas transportation contracts for financial reporting to our lenders, as well as for borrowing base purposes; and

•	Repeatable operating performance that is not distorted by non-recurring items or market volatility.

Adjusted gross margin and adjusted EBITDA are not prepared in accordance with GAAP. Adjusted gross margin and adjusted EBITDA should not be considered as alternatives to net income (loss), income from operations, cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

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

Recent Trends and Outlook

This section identifies certain trends and outlook that may affect our financial performance and results of operations in the future. Our economic and industry-wide trends and outlook include the following:

•	New, stricter environmental laws and regulations are increasing the compliance cost of terminal operations, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state and local laws and regulations regulating product quality specifications and other environmental matters. The trend in environmental regulation is towards more restrictions and limitations on activities that may affect the environment. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance. However, there can be no assurances as to the timing and type of such changes in existing laws or the promulgation of new laws or the amount of any required expenditures associated therewith.

•	Dodd-Frank regulations could increase costs associated with hedging our commodity exposure. We employ derivatives of the types subject to regulation as part of the Dodd–Frank Act. We, along with all participants in commodity markets, may face increased margin requirements on the derivatives we employ to hedge our commodity exposure, which would reduce capital available for other purposes.

•	Consolidation of the Northeast terminal market. In recent years, major U.S. oil companies have disposed of various terminal assets in the Northeast and reduced their participation in wholesale marketing in the region. The key terminals remain in operation as an integral part of the supply chain, though they are generally controlled by other industry participants.

•	Growth in exploration and production of shale gas has contributed to a relative weakness of domestic natural gas prices compared to competitive refined products in the Northeast United States, leading to expanded use of natural gas in our marketing area. Natural gas usage in the Northeast United States has grown substantially, as the supplies of gas from shale formations have grown both in the region (e.g., Marcellus Shale) and the other parts of the United States. Further expansion of domestic natural gas supplies is expected, with consumption in the Northeast United States also expected to grow as infrastructure developments continue. Moreover, the growth in Marcellus Shale production continues to increase the availability of natural gas in our operating areas. This development is expected to decrease the need for traditional, long-distance sourcing of natural gas supplies using interstate pipeline capacity and natural gas storage capacity. In addition, the potential natural gas supply counterparties in our operating areas are expanding, and there are now some relatively short-term arrangements and additional hedging opportunities available in the Northeast United States.

•	The recent trend of declining refining products prices could positively impact performance. Refined product prices declined sharply during 2014 (e.g., prompt month NYMEX ULSD futures closing price was 40% lower at the end of 2014 compared to the end of 2013). If the refined products price environment remains lower, this could help promote additional product demand as customers would be generally less prone to engage in conservation efforts. Credit risk would also be reduced as a lower level of credit would be necessary to meet customer requirements. In addition, working capital costs would also be decreased, as the costs to hold inventory and finance accounts receivable would both be reduced with lower prices.

Factors that Impact our Business

Our results of operations and financial condition, as well as those of our competitors, will depend in part upon certain economic or industry-wide factors, including the following:

•	Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2014, we generated an average of approximately 71% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.

•	The impact of the market structure on our hedging strategy. We typically hedge our exposure to commodity price moves with NYMEX futures contracts and OTC swaps. In markets where futures prices are higher than spot prices (typically referred to as contango), we generate positive margins when rolling our inventory hedges to successive months. In markets where futures prices are lower than spot prices (typically referred to as backwardation), we realize losses when rolling our inventory hedges to successive months. In backwardated markets, we operate with lower inventory levels and, as a result, have reduced hedging and financing requirements, thereby limiting losses.

•	Energy efficiency, new technology and alternative fuels could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for heating oil and residual fuel oil. Consumption of residual fuel oil, in particular, has steadily declined in recent years, primarily due to customers converting from other fuels to natural gas, weak industrial demand and tightening of environmental regulations. Use of natural gas is expected to continue to displace other fuels, which we believe will favorably impact our natural gas volumes and margins.

•	Absolute price increases can lead to reduced demand, increased credit risk, higher interest costs and temporarily reduced margins. As refined product prices rise, we generally experience reduced demand as customers engage in conservation efforts. We also experience a higher level of credit risk from our customers. In addition, our working capital requirements for holding inventory and financing receivables increase with higher price levels, while adjusted gross margin levels may stay relatively constant for a period of time due to competitive pressures.

•	Interest rates could rise. Since mid-2009, the credit markets have been experiencing near-record lows in interest rates. As the overall economy strengthens, it is expected that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. This could affect our ability to access the debt capital markets to the extent we may need, in the future, to fund our growth. In addition, interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2014, we hedged approximately 36% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Results of Operations

The following table presents our volume, net sales and adjusted gross margin by segment, as well as our adjusted EBITDA and information on weather conditions, for the years ended December 31, 2014, 2013 and 2012.

Our acquisition of Kildair on December 9, 2014 represents a transfer of entities under common control. The information presented herein has been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson, which commenced on October 1, 2012.

	Years Ended December 31,
	2014	2013	2012
			Predecessor
	($ and volumes in thousands)
Volumes:
Refined products (gallons)	1,668,240	1,472,100	1,251,852
Natural gas (MMBtus)	54,430	51,979	49,417
Materials handling (short tons)	2,663	2,145	2,595
Materials handling (gallons)	309,834	246,708	248,514
Net Sales:
Refined products	$4,650,871	$4,331,410	$3,757,859
Natural gas	359,984	304,843	242,006
Materials handling	37,776	28,446	32,536
Other operations	21,131	18,650	11,506

Total net sales	$5,069,762	$4,683,349	$4,043,907

Adjusted Gross Margin:
Refined products	$146,021	$114,744	$77,480
Natural gas	55,536	40,373	26,844
Materials handling	37,811	28,430	32,320
Other operations	5,599	5,547	2,788

Total adjusted gross margin	$244,967	$189,094	$139,432

Reconciliation to Operating Income:
Total adjusted gross margin	$244,967	$189,094	$139,432
Add: unrealized gain (loss) on inventory (1)	11,070	(4,188)	(227)
Add: unrealized gain (loss) on natural gas transportation contracts (2)	58,694	(55,745)	(17,650)
Operating expenses	(62,993)	(53,273)	(47,054)
Selling, general and administrative	(76,420)	(55,210)	(46,449)
Write-off of deferred offering costs (3)	—	—	(8,931)
Depreciation and amortization	(17,625)	(16,515)	(11,665)

Operating income	157,693	4,163	7,456
Gain on acquisition of business	—	—	1,512
Other (expense) income	(288)	568	(160)
Interest income	569	604	534
Interest expense	(29,651)	(30,914)	(23,960)
Income tax (provision) benefit	(5,509)	(4,259)	2,796
Equity in net loss in foreign affiliate	—	—	(1,009)

Net income (loss)	$122,814	$(29,838)	$(12,831)

Other Data:
Adjusted EBITDA (4)	$105,266	$76,158	$49,781
Normal heating degree days (5)	6,749	6,752	6,787
Actual heating degree days	6,855	6,624	5,803
Variance from normal heating degree days	1.6%	(1.9)%	(14.5)%
Variance from prior period actual heating degree days	3.5%	14.1%	(7.7)%

(1)	Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).
(2)	The unrealized (gain) loss on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging losses (gains) in net (loss) income.
(3)	During the year ended December 31, 2012, we delayed the timing of our public offering and as a result, deferred offering costs of $8.9 million were charged against earnings.
(4)	For a discussion of the non-GAAP financial measure adjusted EBITDA, please read “EDITDA and Adjusted EBITDA” beginning on page 40.
(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Our results of operations for the year ended December 31, 2014 reflect increasing sales volume, net sales and adjusted unit gross margin in our refined products segment, increasing volume, net sales and adjusted unit gross margin in our natural gas segment and increasing volumes, net sales and adjusted gross margin in our materials handling segment.

Adjusted gross margin for the year ended December 31, 2014 reflects increasing adjusted gross margin for refined products and natural gas.

	Years Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,668,240	1,472,100	196,140	13%
Natural gas (MMBtus)	54,430	51,979	2,451	5%
Materials handling (short tons)	2,663	2,145	518	24%
Materials handling (gallons)	309,834	246,708	63,126	26%
Net Sales:
Refined products	$4,650,871	$4,331,410	$319,461	7%
Natural gas	359,984	304,843	55,141	18%
Materials handling	37,776	28,446	9,330	33%
Other operations	21,131	18,650	2,481	13%

Total net sales	$5,069,762	$4,683,349	$386,413	8%

Adjusted Gross Margin:
Refined products	$146,021	$114,744	$31,277	27%
Natural gas	55,536	40,373	15,163	38%
Materials handling	37,811	28,430	9,381	33%
Other operations	5,599	5,547	52	1%

Total adjusted gross margin	$244,967	$189,094	$55,873	30%

Adjusted Unit Gross Margin:
Refined products	$0.088	$0.078	$0.010	13%
Natural gas	$1.020	$0.777	$0.243	31%

Refined Products

Refined products net sales were $4.7 billion and $4.3 billion for the years ended December 31, 2014 and 2013, respectively. Refined products net sales increased $319.5 million, or 7%, which was driven primarily by higher refined products sales volumes. Refined products sales volumes were 1.7 billion gallons and 1.5 billion gallons for the years ended December 31, 2014 and 2013, respectively. Distillate sales volumes increased 186.6 million gallons, or 20%, period over period, with substantial increases in both diesel and heating oil. The largest volume increases were in diesel fuel due to the contracts acquired from Hess Corporation at the end of 2013 and higher sales to power plant customers to meet power generation requirements as the colder weather conditions in the first quarter led to natural gas curtailments. Heating oil volumes were also up sharply, driven by sustained colder weather conditions during the winter and increased share in key markets due to enhanced asset positions, including the Bridgeport, Connecticut terminal that was purchased in the second half of 2013. The purchase of Castle in early December 2014 also contributed to the distillate volume gains.

Gasoline sales volumes increased by approximately 2.0 million gallons, or 1%, period over period. Residual fuel oil and asphalt sales volumes increased 7.5 million gallons, or 2%, period over period, with the volume increases a result of natural gas curtailments primarily due to the colder weather. The average refined products selling price per gallon was 5% lower for the year ended December 31, 2014 as compared to the same period in 2013, with a significant decline in the fourth quarter offsetting the higher prices earlier in the year driven by declining world crude oil prices.

Refined products adjusted gross margin, was $146.0 million and $114.7 million for the years ended December 31, 2014 and 2013, respectively. The refined products adjusted gross margin increase of $31.3 million, or 27%, was driven by improved returns in distillate fuels, with both heating oil and diesel fuel providing substantial increases. The increase in heating oil adjusted gross margin was due to a combination of higher volumes and unit margins. The improvement in diesel margin generation was largely due to higher volumes, though unit margins also improved. The additional volumes included increases from sales to the former Hess Corporation customers as well as the incremental power generation requirements resulting from natural gas curtailments. Gasoline volumes improved modestly and margins increased as well, supported by proceeds from the sale of RINs and higher gasoline throughput revenues compared to the previous year. Higher residual fuel sales volumes and improved unit margins led to the increase in adjusted gross margin for heavy fuel oil.

In January 2013 a previously expired bio-fuel excise tax credit was retroactively reinstated to include all applicable 2012 activity. As a result, the refined products adjusted gross margin results for the year ended December 31, 2013 includes a $5.0 million benefit. There was no comparable adjustment for the year ended December 31, 2014.

Natural Gas

Natural gas net sales were $360.0 million and $304.8 million for the years ended December 31, 2014 and 2013, respectively. The natural gas sales increase of $55.2 million, or 18%, was driven by higher commodity prices as the average natural gas price per MMBtu was approximately 13% higher during the year ended December 31, 2014 as compared to the same period in 2013. The stronger natural gas price environment was due in part to the higher demand driven by colder weather during 2014, in particular during the first quarter. Natural gas sales volumes increased by nearly 5% for the year due primarily to a combination of strong sales volumes in the first quarter due to colder weather and the addition of the Metromedia volumes at the beginning of the fourth quarter.

Natural gas adjusted gross margin was $55.5 million and $40.4 million for the years ended December 31, 2014 and 2013, respectively. In addition to adjusted gross margin generated from the inclusion of Metromedia sales beginning in the fourth quarter, the natural gas adjusted gross margin increase of $15.1 million, or 38%, was due primarily to higher demand supported by colder weather conditions during the first quarter, the continuing transition of our customer base towards smaller commercial and industrial end users with higher unit margins, and additional margin generation from optimization of transportation assets and storage utilization, particularly during volatile pricing periods. In connection with the acquisition of Metromedia Energy we recorded an asset of $39.4 million and a liability of $1.5 million, representing the fair value of natural gas transportation contracts acquired which will be amortized into cost of products sold over the life of the underlying agreements. During the year ended December 31, 2014, we recorded a charge to cost of products sold of $21.9 million which included $13.6 million due to a decline in value as a result of decreasing natural gas spreads.

Materials Handling

Materials handling net sales were $37.8 million and $28.4 million for the years ended December 31, 2014 and 2013, respectively. The materials handling net sales increase of $9.4 million, or 33%, was primarily due to the start-up of the crude handling project at Kildair which increased liquids handling revenue substantially, and an increase in dry bulk handling volumes at other Sprague facilities.

The materials handling adjusted gross margin increase of $9.4 million, or 33%, was primarily due to the initiation of Kildair’s crude handling activities and an increase in dry bulk handling volumes of salt, petroleum coke, and gypsum. The dry bulk increase was driven by a combination of low activity in 2013 due to higher bulk product inventories as a result of warm weather (e.g., salt) and timing differences in deliveries (i.e., a shipment in early 2014 versus late 2013). Some other gains such as improved break bulk returns, particularly for newsprint, also contributed to the overall margin increase in 2014.

Other Operations

Sales from our other operations were $21.1 million and $18.7 million for the years ended December 31, 2014 and 2013, respectively, representing an increase of $2.4 million. This was primarily due to increased sales of coal partially offset by a decrease in commercial trucking activities of Kildair.

Adjusted gross margin from our other operations remain relatively unchanged at $5.6 million for the year ended December 31, 2014, as compared to $5.5 million for the year ended December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Our results of operations for the year ended December 31, 2013 reflect increasing sales volume, net sales and adjusted unit gross margin in our refined products segment, increasing volume, net sales and adjusted unit gross margin in our natural gas segment and decreasing volumes, net sales and adjusted gross margin in our materials handling segment.

Adjusted gross margin for the year ended December 31, 2013 reflects increasing adjusted gross margin for refined products and natural gas.

	Years Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
		Predecessor
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,472,100	1,251,852	220,248	18%
Natural gas (MMBtus)	51,979	49,417	2,562	5%
Materials handling (short tons)	2,145	2,595	(450)	(17)%
Materials handling (gallons)	246,708	248,514	(1,806)	(1)%
Net Sales:
Refined products	$4,331,410	$3,757,859	$573,551	15%
Natural gas	304,843	242,006	62,837	26%
Materials handling	28,446	32,536	(4,090)	(13)%
Other operations	18,650	11,506	7,144	62%

Total net sales	$4,683,349	$4,043,907	$639,442	16%

Adjusted Gross Margin:
Refined products	$114,744	$77,480	$37,264	48%
Natural gas	40,373	26,844	13,529	50%
Materials handling	28,430	32,320	(3,890)	(12)%
Other operations	5,547	2,788	2,759	99%

Total adjusted gross margin	$189,094	$139,432	$49,662	36%

Adjusted Unit Gross Margin:
Refined products	$0.078	$0.062	$0.016	26%
Natural gas	$0.777	$0.543	$0.234	43%

Refined Products

Refined products net sales were $4.3 billion and $3.8 billion for the years ended December 31, 2013 and 2012, respectively. Refined products net sales increased $573.6 million, or 15%, which was driven primarily by higher refined products sales volumes. Refined products sales volumes were 1.5 billion gallons and 1.3 billion gallons for the years ended December 31, 2013 and 2012, respectively. Distillate sales volumes increased 118.2 million gallons, or 14%, period over period, with higher volumes in all four quarters during 2013. The percentage increases were highest in the three months ending March 31, 2013 compared to the same period in 2012, with a key factor being the unseasonably warm weather during that time period in 2012. Gasoline sales volumes decreased by approximately 32.1 million gallons, or 12%, for the year ended December 31, 2013 as compared to the same period in 2012. This decrease occurred primarily due to aggressive pricing by our competitors. Residual fuel oil and asphalt sales volumes increased 134.2 million gallons, or 77%, for the year ended December 31, 2013 as compared to the same period in 2012. Of this increase, approximately 130.6 million gallons was due to Kildair, which was acquired on October 1, 2012. The average refined products selling price per gallon was 2% lower for the year ended December 31, 2013 as compared to the same period in 2012.

Refined products adjusted gross margin, was $114.7 million and $77.5 million for the years ended December 31, 2013 and 2012, respectively. Refined products adjusted gross margin increased $37.2 million, or 48%. Of this increase, approximately $23.3 million was due to Kildair, which was acquired on October 1, 2012. In addition to Kildair, returns in distillates improved, in particular heating oil. Heating oil volumes and unit margins both improved substantially, partly due to the colder weather conditions in 2013. The reinstatement of the U.S. federal bio-fuel excise tax credits in January 2013 contributed $5.0 million to the increase.

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

The materials handling adjusted gross margin decrease of $3.9 million, or 12%, was primarily due to a reduction in dry bulk activities including salt, gypsum, windmill component handling, and petcoke, generally reflecting the timing requirements of our customers. These decreases were partially offset by increased asphalt handling revenues over the same time periods due primarily to increased volumes by a major customer.

Other Operations

Sales from our other operations were $18.7 million and $11.5 million for the years ended December 31, 2013 and 2012, respectively, representing an increase of $7.1 million. Of this increase, approximately $7.8 million was due to the commercial trucking activities of Kildair, which was acquired on October 1, 2012.

Adjusted gross margins from our other operations were $5.5 million and $2.8 million for the years ended December 31, 2013 and 2012, respectively, representing an increase of $2.7 million. Of this increase, substantially all was due to the commercial trucking activities of Kildair, which was acquired on October 1, 2012.

Operating Costs and Expenses

Our acquisition of Kildair on December 9, 2014 represents a transfer of entities under common control. The information presented herein has been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson, which commenced on October 1, 2012.

The following table presents our operating expenses and selling, general and administrative expenses for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
			Predecessor
	($ in thousands)
Operating expenses	62,993	53,273	47,054
Selling, general and administrative expenses	76,420	55,210	46,449
Write-off of deferred offering costs	—	—	8,931
Depreciation and amortization	17,625	16,515	11,665

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
	($ in thousands)
Operating expenses	$62,993	$53,273	$9,720	18%
Selling, general and administrative expenses	$76,420	$55,210	$21,210	38%
Depreciation and amortization	$17,625	$16,515	$1,110	7%

Operating Expenses. Operating expenses for the year ended December 31, 2014 increased $9.7 million, or 18%, as to the year ended December 31, 2013. Of this increase, $3.8 million was due to increased maintenance, insurance and utility expenses, $2.7 million was due to increased dry bulk handling volumes, $2.4 million was due to terminal operating expenses related to our Bridgeport terminal which was acquired on July 31, 2013 and $0.6 million was due to terminal operating expenses related to our Bronx terminal which was acquired on December 8, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2014 increased $21.2 million, or 38%, as compared to the year ended December 31, 2013. Of this increase $12.6 million was due to higher employee related expenses primarily attributed to increased incentive compensation and sales commissions as a result of higher earnings performance, $3.3 million related to increased professional fees associated with public company reporting and compliance requirements, $2.8 million was related to expenses associated with mergers and acquisition activities, and $2.6 million was due to selling, general and administrative expenses related to the Metromedia Energy and Castle Oil acquisitions.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2014 increased $1.1 million, or 7%, as compared to the year ended December 31, 2013. This increase was predominantly driven by the amortization of intangible assets arising from the Metromedia Energy acquisition in the fourth quarter.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
	($ in thousands)
Operating expenses	$53,273	$47,054	$6,219	13%
Selling, general and administrative expenses	$55,210	$46,449	$8,761	19%
Write-off of deferred offering costs	$—	$8,931	$(8,931)	*
Depreciation and amortization	$16,515	$11,665	$4,850	42%

*	Not meaningful

Operating Expenses. Operating expenses for the year ended December 31, 2013 increased $6.2 million, or 13%, as compared to the year ended December 31, 2012, primarily due to the inclusion of $10.2 million and $3.3 million of Kildair’s operating expenses for the years ended December 31, 2013 and 2012, respectively, representing an increase of $6.9 million. The remaining operating expenses decrease of $0.7 million was driven by a decrease of $1.7 million due to lower costs associated with materials handling operations, offset by an increase of $1.2 million due to the operating expenses of our Bridgeport terminal, which was acquired on July 31, 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 2013 increased $8.8 million, or 19%, as compared to the year ended December 31, 2012. Selling, general and administrative expenses include Kildair’s expenses of $5.9 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively, representing an increase of $4.7 million. The remaining increase in selling, general and administrative expenses was primarily due to incentive compensation as a result of higher earnings performance.

Write-off of Deferred Offering Costs. During the year ended December 31, 2012, deferred offering costs of $8.9 million were charged against earnings due to an extended delay in the timing of our IPO. The total charge included $6.5 million of offering costs previously deferred as of December 31, 2011 and $2.4 million of deferred offering costs incurred during the year ended December 31, 2012.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2013 increased $4.9 million, or 42%, as compared to the year ended December 31, 2012. Kildair’s depreciation and amortization expense was $6.9 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively, representing an increase of $5.1 million.

Interest Expense, Net, Equity in Net Loss of Foreign Affiliate and Gain on Acquisition of Business

The following table presents our interest expense, net, equity in net loss of foreign affiliate and gain on acquisition of business for the years ended December 31, 2014, 2013, and 2012.

	Years Ended December 31,
	2014	2013	2012
			Predecessor
	($ in thousands)
Interest expense, net	29,082	30,310	23,426
Equity in net loss of foreign affiliate	—	—	(1,009)
Gain on acquisition of business	—	—	1,512

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
	($ in thousands)
Interest expense, net	$29,082	$30,310	$(1,228)	(4)%

Interest Expense, net. Interest expense, net for the year ended December 31, 2014 decreased $1.2 million, or 4%, as compared to the year ended December 31, 2013. Of this decrease, $2.6 million was related to the expiration of interest rate swaps related to a portion of our variable rate debt obligations, offset by increased amortization of debt issuance costs associated with the Partnership’s new credit facilities.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	Years Ended December 31,		Increase/(Decrease)
	2013	2012	$	%
	($ in thousands)
Interest expense, net	$30,310	$23,426	$6,884	29%
Equity in net loss of foreign affiliate	$—	$(1,009)	$1,009	*
Gain on acquisition of business	$—	$1,512	$(1,512)	*

*	Not meaningful

Interest Expense, net. Interest expense, net for the year ended December 31, 2013 increased $6.9 million, or 29%, as compared to the year ended December 31, 2012. Interest expense included Kildair’s expenses of $5.3 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively, representing an increase of $4.2 million. The remaining increase in interest expense of $2.7 million was primarily due to higher interest rate derivative obligations and increased amortization of debt issuance costs associated with the Partnership’s new credit facility.

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

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under the credit agreement and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2014, the Partnership had net working capital of approximately $201.8 million.

On December 9, 2014, we entered into an amended and restated credit agreement that matures on December 9, 2019 and consists of three revolving credit facilities: (1) $1.0 billion working capital facility, (2) $120.0 million multi-currency working capital facility and (3) a $400.0 million acquisition facility.

At December 31, 2014, under our working capital facilities, the Partnership had total outstanding borrowings of approximately $503.2 million and approximately $120.2 million of outstanding letters of credit. As of December 31, 2014, the working capital facility borrowing base was approximately $843.3 million, providing us with approximately $219.9 million in undrawn borrowing capacity. As of December 31, 2014, the Partnership had approximately $311.6 million in outstanding borrowings under our acquisition facility, providing us with approximately $88.4 million in undrawn borrowing capacity under the acquisition facility.

We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2014, the amount drawn under the working capital facility of our credit agreements fluctuated from a low of approximately $163.0 million to a high of approximately $503.2 million.

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

During the year ended December 31, 2014, we spent a total of approximately $8.3 million for maintenance capital expenditures, of which $1.0 million was incurred by Kildair, and we spent $10.3 million for expansion and/or upgrades of our terminals, of which $8.8 million was incurred by Kildair primarily related to a crude storage and handling construction project. We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.

Contractual Obligations

We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2014 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	($ in thousands)
Operating lease obligations (1)	$59,432	$14,224	$34,794	$3,962	$6,452
Capital lease obligations (including interest)	$8,441	$1,723	$3,899	$582	$2,237
Credit facilities (including interest) (2)	$904,085	$102,992	$199,838	$601,255	$0
Product purchases (3)	$820,090	$789,550	$30,540	$—	$0
Transportation and storage (4)	$42,337	$18,971	$17,978	$5,388	$0

Total	$1,834,385	$927,460	$287,049	$611,187	$8,689

(1)	We have leases for a refined products terminal, refined products storage, maritime charters, vehicles, office and plant facilities, computer and other equipment that are accounted for as operating leases.
(2)	Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2014. The credit agreement has a contractual maturity of December 9, 2019 and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in our Consolidated Balance Sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Interest is calculated using the rates in effect as of December 31, 2014, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.
(3)	Product purchases include estimated purchase commitments for refined products and natural gas. The value of these future supply commitments, if not fixed in price, will fluctuate based on prevailing market prices. The prices at which we purchase refined products and natural gas are determined by reference to published market prices prevailing at the time of purchase. The value of our product purchase commitments were computed based on contractual prices.
(4)	Transportation and storage commitments include refined products throughput agreements at third-party terminals and natural gas pipeline transportation and storage agreements that have minimum usage requirements.

Cash Flows

	Years Ended December 31,
	2014	2013	2012
			Predecessor
	($ in thousands)
Net cash provided by (used in) operating activities	15,564	(80,663)	163,129
Net cash used in investing activities	(132,492)	(46,751)	(79,693)
Net cash provided by (used in) financing activities	118,390	125,959	(111,560)

Years Ended December 31, 2014, December 31, 2013 and December 31, 2012

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $15.6 million. Cash flows from operations were favorably impacted by net income of $122.8 million, as well as a decrease of $84.5 million in inventory, primarily related to lower commodity prices. Cash flows from operations were negatively impacted as a result of an increase of $242.6 million in derivative instruments resulting from the drop in commodity prices in refined products and natural gas during the last four months of the year and an increase of $19.1 million in accounts receivable due to a build-up of receivables in refined products and natural gas as a result of Sprague’s acquisitions.

Net cash used in operating activities for the year ended December 31, 2013 was approximately $80.7 million. Cash flows from operations were negatively impacted by a reduction of cash flow of $158.2 million related to accounts receivable which primarily was the result of a $130.2 million distribution of accounts receivable to Sprague Holdings which occurred in connection with the public offering. These distributions of accounts receivable had a negative impact on cash flow from operations since they represented current year operating activity that was transferred prior to the point when cash was collected. Cash flows from operations were positively impacted by a reduction of $51.5 million in derivative instruments relating to less customer demand for locking in fixed price forward commitments and a decrease of $30.6 million in inventory, primarily related to the weak market structure in refined products coupled with significantly cold weather at the end of the year and strong sales from customer demand.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 was approximately $132.5 million and consisted primarily of $115.5 million related to the net cash used to finance our acquisitions, $8.8 million related to expansion capital expenditures at Kildair for the crude oil storage and handling construction project, and $9.8 million relating to capital expenditure projects across our terminal system.

Net cash used in investing activities for the year ended December 31, 2013 was approximately $46.8 million and consisted primarily of $20.7 million related to the purchase of the Bridgeport terminal, $19.1 million related to expansion capital expenditures at Kildair for the crude oil storage and handling construction project, and $9.0 million relating to capital expenditure projects across our terminal system.

Net cash used in investing activities for the year ended December 31, 2012 was approximately $79.7 million and consisted primarily of $73.0 million related to our acquisition on October 1, 2012 of the remaining 50% of Kildair, and $7.3 million related to capital expenditure projects across our terminal system.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $118.4 million. During 2014, the net cash provided by financing activities primarily resulted from net borrowings of $244.7 million under our credit agreement, partially offset by a distribution to parent for the contribution of Kildair of $56.7 million and $31.6 million paid to unitholders.

Net cash provided by financing activities for the year ended December 31, 2013 was approximately $126.0 million. During 2013, the net cash provided by financing activities primarily resulted from $140.3 million in net proceeds (net of underwriting and structuring fees and other offering expenses) from our IPO, net borrowings of $28.4 million under our credit agreement, partially offset by a distribution of $40.0 million paid to Axel Johnson and debt issuance costs of $16.7 million.

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

Credit Agreement

On December 9, 2014, in connection with the acquisition of Kildair, Sprague, the operating company of the Partnership, Sprague Resources ULC and Kildair entered into an amended and restated revolving credit agreement (the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. This $1.5 billion Credit Agreement will mature on December 9, 2019. The revolving credit facilities under the Credit Agreement contain, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $1.0 billion to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $120.0 million to be used by Sprague’s Canadian subsidiaries for working capital loans and letters of credit;

•	A revolving acquisition facility of up to $400.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to Sprague’s current businesses; and,

•	Subject to certain conditions, the U.S. dollar and multicurrency revolving working capital facilities may be increased by $200.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

The Partnership and each of its subsidiaries are guarantors of all obligations under the Credit Agreement. All obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.

Indebtedness under the Credit Agreement will bear interest, at Sprague’s option, at a rate per annum equal to either the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.

For the U.S. dollar working capital facility and the acquisition facility, the alternate rate is the Base Rate which is the higher of (a) the U.S. Prime Rate as in effect from time to time, (b) the Federal Funds rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.

For the Canadian dollar working capital facility, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.

The specified margin for the working capital facilities under the Credit Agreement will range, based upon the percentage utilization of this facility, from 1.00% to 1.50% for loans bearing interest at the alternative Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the U.S. dollar working capital facility or the multicurrency working capital facility. In addition, Sprague will incur a commitment fee based on the unused portion of the U.S. dollar working capital facility and the multicurrency working capital facility at a rate ranging from 0.375% to 0.50% per annum.

The specified margin for the acquisition facility under the Credit Agreement will range, based on Sprague’s consolidated total leverage ratio, from 2.00% to 2.25% for loans bearing interest at the alternate Base Rate and from 3.00% to 3.25% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the acquisition facility. In addition, Sprague will incur a commitment fee on the unused portion of the acquisition facility at a rate ranging from 0.375% to 0.50% per annum.

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others:

•	a minimum consolidated EBITDA-to-fixed charge ratio of 1.2:1.0;

•	a requirement of minimum consolidated Net Working Capital of $35,000,000;

•	a maximum consolidated total leverage-to-EBITDA ratio of 5.5:1.0 for any fiscal quarter ending on or prior to June 30, 2015 and a maximum consolidated total leverage-to-EBITDA ratio of 4.75:1.0 thereafter;

•	maximum consolidated senior secured leverage-to-EBITDA ratio of 4.5:1.0 for any fiscal quarter ending on or prior to June 30, 2015 and a maximum consolidated senior secured leverage-to-EBITDA ratio of 3.75:1.0 thereafter; and,

•	covenants limiting the ability of Sprague and its subsidiaries to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness.

The Credit Agreement also contains events of default that are usual and customary for a financing of this type, size and purpose including, among others, non-payment of principal, interest or fees, violation of certain covenants, material inaccuracy of representations and warranties, bankruptcy and insolvency events, cross-payment default and cross-accelerations, material judgments and events constituting a change of control. If an event of default exists under the Credit Agreement, the lenders will be able to terminate the lending commitments, accelerate the maturity of the Credit Agreement and exercise other rights and remedies with respect to the collateral.

Impact of Inflation

Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2014, 2013 and 2012.

Foreign Currency

Prior to December 31, 2013, the functional currency of Kildair was the Canadian dollar. All balance sheet asset and liability accounts were translated to U.S. dollars using rates of exchange in effect at the balance sheet dates, and its results of operations were translated using average exchange rates for the relevant period. Resulting translation adjustments were recorded as a component of member’s equity in accumulated other comprehensive loss.

On January 1, 2014, we changed the functional currency of Kildair from the Canadian Dollar to the U.S. Dollar as a result of performing a review of the appropriateness of the status of the functional currency for this subsidiary. The factors we considered included an increasing portion of Kildair’s business being conducted in U.S. dollars, as well as the fact that during the year ended December 31, 2013, Kildair entered into a new credit facility that is denominated in U.S. dollars. The functional currency of Kildair’s subsidiaries remains the Canadian Dollar. Our reporting currency is the U.S. dollar. In accordance with ASC-830 “Foreign Currency Matters”, the change took place prospectively on the first day of the fiscal year, there was no income statement or cash flow translation required and the translation adjustments for prior periods were not removed from equity.

Critical Accounting Policies and Estimates

Use of Estimates

The Partnership’s Consolidated and Combined Financial Statements have been prepared in accordance with GAAP. The preparation of these Consolidated and Combined Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

We also use interest rate swaps to convert a portion of our floating rate debt to fixed rates. These interest rate swaps are designated as cash flow hedges and the changes in fair value of the swaps are included as a component of comprehensive income (loss) and accumulated other comprehensive loss, net of tax, in our Consolidated and Combined Statements of Member’s/Unitholders’ Equity and in our Consolidated Balance Sheets, respectively.

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

We determine fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.

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

For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates. These assumptions contemplated business, market and overall economic conditions. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2014 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, we believe it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.

Net Sales and Cost of Products Sold Recognition

Revenue is recognized through refined products, natural gas and materials handling revenue-producing activities, net of non-material provisions for discounts and allowances. At the time of sale for all revenue producing activities, persuasive evidence of an arrangement exists, delivery or service has occurred, the price is determinable and collectability is reasonably assured. Refined products revenue-producing activities include direct sales to customers including throughput and exchange locations. Revenue is recognized when the product is delivered. Revenue is not recognized on exchange agreements, which are entered into primarily to acquire refined products by taking delivery of products closer to the end markets. Any net differentials or fees for exchange agreements are recorded as cost of goods sold. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Revenue is recognized when the product is delivered. Materials handling service revenue is recognized monthly over the contractual service period or when the service is rendered.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. We continue to evaluate both the impact of this new standard on the consolidated financial statements and the transition method we will utilize for adoption. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU revises the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. We have early adopted this guidance on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

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

Commodity Price Risk

We use various financial instruments to hedge our commodity price risk. We sell our refined products and natural gas primarily in the Northeast United States and Quebec, Canada. This geographic focus is a key factor in how we choose the most appropriate financial instruments to hedge our positions.

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

The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
			Predecessor
Refined products contracts	$159,751	$(320)	$(7,238)
Natural gas contracts	30,372	(76,707)	(19,580)

Total	$190,123	$(77,027)	$(26,818)

Substantially all of our commodity derivative contracts outstanding as of December 31, 2014 will settle prior to June 30, 2016.

Interest Rate Risk

We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable LIBOR interest rate payable under our credit agreement for fixed LIBOR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. At December 31, 2014, the Partnership held three interest rate swap agreements with a notional value of $100.0 million with swap periods that expire in January 2015. In addition, the Partnership held six interest rate swaps with a total notional value of $175.0 million whose swap periods begin in January 2015, expiring in January 2016; and five interest rate swaps with a total notional value of $150.0 million whose swap periods begin in January 2016, expiring in January 2017. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels. Borrowings under our credit agreement bear interest, at our option, at a rate per annum equal to the Eurocurrency Rate (which means the LIBOR Rate) or the Alternate Base Rate which means the highest of (a) the prime rate of interest announced from time to time by the agent as its “Base Rate,” (b) 0.50% per annum above the Federal Funds Rate as in effect from time to time and (c) the Eurocurrency Rate for 1-month LIBOR as in effect from time-to-time plus 1.00% per annum, depending on which facility is being used. During the two year period ended December 31, 2014, we hedged approximately 36% of our floating rate debt with fixed-for-floating interest rate swaps. We report unrealized gains and losses on the interest rate swaps as a component of accumulated other comprehensive income or loss, net of taxes, which is reclassified to earnings as interest expense when payments are made. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2014, it was estimated that if short-term interest rates average 100 basis points higher (lower), interest expense would increase by approximately $2.8 million and decrease by approximately $0.4 million respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.

Derivative Instruments

The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$229,679	$—	$229,679	$—
Commodity swaps and options	74	—	74	—

Commodity derivatives	229,753	—	229,753	—
Interest rate swaps	137	—	137	—

Total	$229,890	$—	$229,890	$—

Financial liabilities:
Commodity exchange contracts	$97	$97	$—	$—
Commodity fixed forwards	80,080	—	80,080	—
Commodity swaps and options	8,424	—	8,424	—

Commodity derivatives	88,601	97	88,504	—
Interest rate swaps	553	—	553	—
Currency swaps	22	—	22	—

Total	$89,176	$97	$89,079	$—

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

The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products		Natural Gas
	2014	2013	2014	2013
	(in thousands)		(in thousands)
At December 31	$315	$369	$282	$389
Average	219	168	296	293
High	815	369	617	687
Low	58	72	105	130

Item 8. Financial Statements and Supplementary Data

See Part IV, Item 15 “Index to Consolidated and Combined Financial Statements”.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report Regarding Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

In October 2014 and December 2014, Sprague Resources LP acquired Metromedia Gas and Power, Inc., Castle Oil, and Kildair for $32.8 million, $92.2 million, and $175.0 million, respectively (the 2014 acquisitions). Since Sprague Resources LP has not yet fully incorporated the internal controls and procedures of the 2014 acquisitions into Sprague Resources LP’s internal control over financial reporting, management excluded this business from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The 2014 acquisitions accounted for $390.9 million and $47.2 million of Sprague Resources LP’s total assets and net assets, respectively, as of December 31, 2014 and $582.5 million and $6.9 million of net sales and net income, respectively, for the year then ended.

Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2014, with the exception of the aforementioned 2014 acquisitions. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, Sprague Resource’s internal control over financial reporting was effective as of December 31, 2014. Ernst & Young LLP, Registered Public Accounting Firm included in this annual report, has issued an attestation report on our internal control over financial reporting, which appears on page F-3.

Changes In Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

It em 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors of our General Partner

Our general partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our general partner appoints our officers, all of whom are employed by the general partner and manage our day-to-day affairs. Neither our general partner, nor the board of directors of our general partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our general partner are appointed by Sprague Holdings, which owns 100% of our general partner. Our board of directors met seven times during the 2014 fiscal year and each of its directors attended all of the meetings and also attended all of the meetings for any committee on which they served.

The following table provides information as of March 9, 2015 for the executive officers and directors of our general partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our general partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	51	Chairman of the Board of Directors
Ben J. Hennelly	44	Director
Sally A. Sarsfield	55	Director
Robert B. Evans	66	Director
C. Gregory Harper	50	Director
Beth A. Bowman	58	Director
David C. Glendon*	49	President, Chief Executive Officer and Director
Gary A. Rinaldi*	57	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director
Thomas F. Flaherty*	59	Vice President, Refined Products
Steven D. Scammon*	53	Vice President, Chief Risk Officer
Joseph S. Smith*	58	Vice President, Business Development
Paul A. Scoff*	55	Vice President, General Counsel, Chief Compliance Officer and Secretary
John W. Moore*	56	Vice President, Chief Accounting Officer and Controller
James Therriault*	54	Vice President, Materials Handling
Burton S. Russell	59	Vice President, Operations
Brian W. Weego*	48	Vice President, Natural Gas
Frank B. Easton	68	Vice President, Human Resources
Kevin G. Henry	54	Vice President, Treasurer

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.

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

Ben J. Hennelly—Mr. Hennelly was appointed to the board of directors of our general partner in July 2011. Mr. Hennelly currently serves as the Executive Vice President of Axel Johnson, a position he has held since March 13, 2007. Mr. Hennelly also currently serves as President and Chief Financial Officer of Decisyon Inc., an Axel Johnson portfolio company, which develops and markets enterprise collaboration software in the U.S. and Europe. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson during the period of March 2007 through June 2012. Mr. Hennelly has held various positions within the Axel Johnson Group since joining our predecessor in April 2003, including Vice President, Business Development of our predecessor and, more recently, Vice President, Corporate Development at Axel Johnson. Before joining the Axel Johnson Group, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecom services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a PhD from Brown University. We believe that Mr. Hennelly’s 16 years of consulting and management experience in a variety of industries, together with his deep understanding of our business from nearly three years of service at our predecessor, make Mr. Hennelly well-suited to serve on the board of directors of our general partner.

Sally A. Sarsfield—Ms. Sarsfield was appointed to the board of directors of our general partner in February 2015. She currently serves as Chief Financial Officer of Axel Johnson, a position she has held since June 2012. Ms. Sarsfield initially joined Axel Johnson as the VP Finance and Administration in July, 2010. Previously Ms. Sarsfield was the Chief Financial Officer of RA Capital Management, LLC, an investment management firm operating a long/short equity healthcare hedge fund. Prior to that, Ms. Sarsfield was a Partner and Co-Founder of BlueStar Capital Management LP, a firm specializing in healthcare investing via funds of hedge funds where she served as Chief Financial Officer, Partner and investment analyst for seven years. Ms. Sarsfield spent the first seven years of her career in a variety of roles with W.R. Grace & Co. including Senior Financial Analyst, Project Manager, Business Development and Director of Financial Planning and Analysis for one of its operating groups. Ms. Sarsfield holds a Bachelor of Arts in Biology from the University of Virginia. She spent a year in the University of Chicago Division of Biological Sciences Ph.D. program in Molecular Genetics before going on to get a Master’s in Business Administration from the University of Chicago. We believe the combination of Ms. Sarsfield’s years of business and investment management experience, in addition to her expertise in financial oversight, prepare her well to serve on the board of directors of our general partner.

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

Beth A. Bowman—Ms. Bowman was appointed to the board of directors of our general partner in October 2014. Ms. Bowman has served at Shell Energy North America for the past fifteen years where she is currently the Senior Vice President for Sales and Origination North America. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility. In 2014, Ms. Bowman was named one of the Top 50 Most Powerful Women in Oil and Gas in the U.S. by the National Diversity Council. Ms. Bowman currently serves on the boards of the California Power Exchange and the California Foundation of Energy and Environment. Ms. Bowman received her Bachelor’s degree in Science Civil Engineering from the University of Illinois, a Master’s degree in Science Civil Engineering from San Diego State University and a Master’s degree in Business Administration Finance from University of San Diego. We believe that Ms. Bowman’s extensive energy industry background, particularly her experience in senior leadership roles and board positions of other energy companies, will provide the board of directors of our general partner with valuable knowledge and skill.

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

Joseph S. Smith—Mr. Smith was appointed Vice President, Business Development of our general partner in February, 2014 where he will lead acquisition sourcing and integration efforts in addition to overseeing the company’s Sarbanes-Oxley compliance process. Previously, Mr. Smith was appointed Vice President, Chief Risk Officer and Strategic Planning of our general partner in July 2011, a position he held with our predecessor since July 3, 2006. In such role, Mr. Smith was tasked with oversight responsibility for risk management and related control processes. As part of that role, he had management responsibility for strategic planning, financial planning and analysis, middle office, and insurance groups. Mr. Smith has been an employee of our predecessor since April 2001 when he joined as Vice President, Corporate Planning and Development and was subsequently promoted to Vice President, Pricing and Performance Management. Prior to joining our predecessor, Mr. Smith was a Principal with Arthur D. Little, Inc.’s international energy consulting practice. He also worked in various positions for Mobil Oil Corporation, including in the areas of sales and supply and research and development. Mr. Smith received his Bachelor’s degree in Chemical Engineering from the University of Maine. He received a Master’s degree in Chemical Engineering from Pennsylvania State University and a Master’s degree in Business Administration in Finance from Drexel University.

Paul A. Scoff—Mr. Scoff was appointed Vice President, General Counsel, Chief Compliance Officer and Secretary of our general partner in July 2011, a position he held with our predecessor since June 1, 2011. Mr. Scoff has been continuously employed by our predecessor since December 1999, serving as Vice President, General Counsel and Secretary during such time. Prior to joining our predecessor, Mr. Scoff was the Vice President and General Counsel of Genesis Energy L.P., a publicly traded master limited partnership. Prior to Genesis, Mr. Scoff served as Senior Counsel with Basis Petroleum (formerly known as Phibro Energy U.S.A. Inc., a division of Salomon Inc.). He also served as Senior Counsel with The Coastal Corporation prior to joining Basis Petroleum. He received his Juris Doctorate from the University of Houston Law Center and his Bachelor’s degree, cum laude, in Political Science and English from Washington and Jefferson College.

John W. Moore—Mr. Moore was appointed Vice President, Chief Accounting Officer and Controller of our general partner in July 2011 and is responsible for our financial reporting, a position he held with our predecessor. Mr. Moore has been continuously employed by our predecessor since joining in June 1998 as the Chief Accounting Officer and Controller. Prior to joining our predecessor, Mr. Moore worked as an auditor at Arthur Andersen LLP and in various senior accounting management capacities at Phibro Energy and Valero Energy Corporation. Mr. Moore’s accounting experience includes both his experience with our predecessor plus 15 years of prior experience in the energy industry. Mr. Moore received a Bachelor’s degree, magna cum laude, in Accounting from Texas Tech University and is a Certified Public Accountant.

James A. Therriault—Mr. Therriault was appointed Vice President, Materials Handling of our general partner in July 2011, a position he held with our predecessor since October 2003. As Vice President, Materials Handling, Mr. Therriault is responsible for the sales and business development efforts of our materials handling business unit. Mr. Therriault has held a variety of business and financial positions since joining our predecessor in 1984. Mr. Therriault graduated from The University of New Hampshire with a Bachelor of Arts degree in Economics and from the University of Southern New Hampshire with a Master’s degree in Business Administration.

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

Director Independence

NYSE rules do not require that the board of directors of our general partner be composed of a majority of independent directors. Nonetheless, the board of directors of our general partner has affirmatively determined that Ms. Bowman (who was appointed in October 2014) and Messrs. Evans and Harper meet the independence standards established by the NYSE.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee. Each of the standing committees of the board of directors has the composition and responsibilities described below. NYSE rules do not require us to have a compensation committee or a nominating/corporate governance committee. Ms. Bowman and Messrs. Evans and Harper are members of the audit committee and the conflicts committee.

Audit Committee

We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Evans and Harper are the current members of our audit committee. The board of directors of our general partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our general partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during the 2014 fiscal year.

Conflicts Committee

The board of directors of our general partner has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our general partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our general partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Messrs. Harper and Evans are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our general partner of any duties it may owe us or our unitholders.

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

Corporate Code of Business Conduct and Ethics

The board of directors of our general partner has approved a Corporate Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our general partner, including the principal executive officer and the principal financial officer. The Corporate Code of Business Conduct and Ethics is available on our website at http://www.spragueenergy.com/investor-relations (under the ‘Corporate Governance’ tab) and in print without charge to any unit holder who sends a written request to our secretary at our principal executive offices. We intend to post any amendments of this code or waivers of its provisions applicable to directors or executive officers of our general partner, including its principal executive officer and principal financial officer, at this location on our website.

Procedures for Review, Approval and Ratification of Related Person Transactions

Under our Corporate Code of Business Conduct and Ethics, the board of directors of our general partner or its authorized committee will periodically review all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. Our Code of Business Conduct and Ethics and Partnership Agreement set forth policies and procedures with respect to transactions with related persons and potential conflicts of interest which, when taken together, provide a structure for the review and approval of transactions with related persons. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the Corporate Code of Business Conduct and Ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

The conflicts committee is authorized to review, evaluate and approve any potential conflicts of interest between Sprague Resources GP LLC and its affiliates, on one hand, and the Partnership, its subsidiaries, or any general partner or limited partner of the Partnership, on the other hand; and, the conflicts committee may engage consultants, attorneys, independent accountants and/or other service providers to assist in the evaluation of quantitative and/or qualitative material conflicts matters. Any such approval by the conflicts committee will constitute approval of such matter and no other action of the board of directors is required.

The Corporate Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediately family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Current conflicts committee members include Mr. Evans, Mr. Harper and Ms. Bowman and these three members qualify as independent directors, satisfying the SEC and NYSE standards for independence as of the date herein.

Available Information

We make available, free of charge within the “Investor Relations—Corporate Governance” section of our website at www.spragueenergy.com and in print to any unitholder who so requests, our Audit Committee charter, Corporate Code of Business Conduct and Ethics, Corporate Governance Guidelines, Financial Code of Ethics, Insider Trading Policy, Short-Swing Trading and Reporting Policy and Whistleblower Policy. Requests for print copies may be directed to: Investor Relations, Sprague Resources LP, 185 International Drive, Portsmouth, New Hampshire 03801 or made by telephone by calling (800) 225-1560. The information contained on or connected to our internet website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

Pursuant to our Corporate Governance Guidelines, Mr. Milligan is the lead, non-management director and will preside over regularly scheduled executive sessions of the board of directors without management (“Lead Director”). To view the designated Lead Director and the method for communicating directly with the Lead Director, please see our website at www.spragueenergy.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, executive officer (and, for a specified period, certain former directors and executive officers) of our general partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our general partner that no Form 5 was required, we believe that all filings applicable to our general partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2014.

Item  11. Executive Compensation

Compensation Committee Report

Neither we nor our general partner has a compensation committee. The non-management members of our board of directors of our general partner reviewed and discussed with management the section of this report entitled “Compensation Discussion and Analysis” and based on that review and discussion, approved its inclusion herein.

THE BOARD OF DIRECTORS
Michael D. Milligan
Robert Evans
C. Gregory Harper
Beth A. Bowman
Ben J. Hennelly
Sally A. Sarsfield

Compensation Discussion and Analysis

Introduction

Our general partner has sole responsibility for conducting our business and for managing our operations and its board of directors and officers make decisions on our behalf. We reimburse our general partner for the expenses associated with the services its employees provide to us, including compensation expenses for executive officers and directors of our general partner. The board of directors of our general partner has responsibility for establishing and evaluating the pay for the executive officers of our general partner.

The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our general partner for 2014, referred in this report as the “Named Executive Officers”, and to discuss why and how the 2014 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2014 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis. The Named Executive Officers for the fiscal year ending December 31, 2014 are as follows:

David C. Glendon—President and Chief Executive Officer

Gary A. Rinaldi—Senior Vice President, Chief Operating Officer and Chief Financial Officer

Thomas F. Flaherty—Vice President, Refined Products

John W. Moore—Vice President, Chief Accounting Officer and Controller

Joseph S. Smith—Vice President, Business Development

Following this discussion are tables that include compensation information for the Named Executive Officers.

Objectives of Our Executive Compensation Program

Our executive compensation program is based on the following principles:

•	The compensation paid to our executives should be competitive with that paid to the executives of those companies with which we compete for executive talent so that we attract and retain a skilled and experienced management team.

•	Incentive compensation should be a material portion of total compensation so that our executives are properly motivated to focus on achieving or exceeding our financial and business goals.

•	Unitholders should receive a threshold return on investment before the payout of any incentive compensation, so as to align the interests of the executive team with those of the unitholders.

The board of directors believes these objectives are best met by providing a mix of competitive base salaries in combination with short and long term cash compensation. This mix of compensation elements has provided us with a successful compensation program that has allowed us to attract and retain a quality team of executives while motivating them to provide a high level of performance.

Setting Executive Compensation

The board of directors has the responsibility and authority to make all decisions with regard to the compensation of our Named Executive Officers. The board of directors uses several different tools and resources in reviewing various elements of executive compensation and making compensation decisions.

Compensation Consultant

During 2014, the board chair outlined parameters and program expectations to guide efforts in developing a new compensation plan. Meridian Compensation Partners LLC (“Meridian”) as an independent consultant, provided advice on executive compensation matters. The decision to engage Meridian was made by the board of directors and Meridian reports directly and exclusively to the board of directors; however, at the direction of the board of directors, Meridian works directly with management to obtain information and prepare materials for the board of directors’ consideration. The board of directors has determined that Meridian’s work did not raise any conflict of interest. In 2014, the board chair asked Meridian to assist in developing new annual and long term incentive compensation programs under the umbrella of the Sprague Resources LP 2013 Long Term Incentive Plan, which we refer to as the “LTIP.” Our goal was to better align these compensation programs with programs and best practices utilized by publicly traded companies in our industry, while ensuring the achievement of our executive compensation program objectives.

Meridian provided an external perspective on incentive compensation design by providing a summary of annual and long-term incentive practices for a group of similar companies (MLP, transportation and storage). They did this by providing:

•	Overall Structure

•	Metrics, Weightings, and Use of Discretion

•	Form of Payout

•	Length of Performance Period or Vesting

•	Form of Equity Vehicle

•	The mix between annual and long-term incentives for executive officers

•	Calculation of total unitholder return

•	Monte Carlo valuation of performance based phantom unit awards

Then, based on feedback from the board and Mr. Glendon, they developed a recommended plan design for both annual and long-term incentives.

The board of directors reviewed all of the information provided by Meridian and concluded that the new annual and long term incentive compensation programs described below would best achieve the Company’s goals. These programs were approved by the board of directors in July of 2014. Please read the sections of this Compensation Discussion and Analysis that follow to obtain more detailed information about our new annual and long term incentive programs.

Role of Chief Executive Officer and Other Executive Officers in Determining Executive Compensation

When making determinations about each element of compensation for Named Executive Officers other than Mr. Glendon, our board of directors requests and carefully considers recommendations from Mr. Glendon. The board of directors may also ask Mr. Glendon and certain of our other executives to assess the design of, and make recommendations regarding, compensation and benefit programs and the performance measures and targeted levels of performance established thereunder. The board of directors is under no obligation to implement the recommendations received from these executives but may take them into consideration when making compensation decisions.

Components of Compensation

For the fiscal year ending December 31, 2014, the compensation for our Named Executive Officers consisted of the following elements:

•	Base salary;

•	Annual incentive bonus consisting of cash and units;

•	Long term equity incentive awards; and

•	Other benefits, including retirement and health and welfare and related benefits and in certain instances, the use of a car or a car allowance.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries for the Named Executive Officers were historically set at levels deemed appropriate to retain their services. When establishing and evaluating base salary levels the board of directors generally considers the responsibilities associated with each Named Executive Officer’s position, experience, skill, education, and potential to contribute to our overall success. For example, when the board of directors evaluates Mr. Glendon’s role as President and Chief Executive Officer, the board of directors considers his prior experience and performance as Senior Vice President of Sales, as well as the additional responsibility he has in his current role as President and Chief Executive Officer. In establishing the base salaries for the rest of our Named Executive Officers, the board of directors also considers the extent to which the particular individual had the skills to help us solve the challenges we face and the expertise to help us meet our future business goals. Finally, the board of directors considers the other employment opportunities available to the executive and earning potential associated with those opportunities.

Base salaries for each Named Executive Officer are reviewed annually by the board of directors as well as at the time of any promotion or significant change in job responsibilities and, in connection with each review, individual and company performance over the course of that year are considered. Mr. Glendon makes recommendations with regard to base salary levels for Named Executive Officers other than himself and the Board takes these recommendations into account when reviewing base salary levels. Historically, when the board of directors determined it was appropriate, they utilized broad-based third-party compensation surveys in order to obtain a general understanding of current compensation practices. The board of directors did not use the information contained in these surveys to benchmark compensation, but rather to ensure that our pay practices were generally in line with the market. The board of directors did not utilize third-party surveys in its review of compensation levels for Named Executive Officers during 2014.

In 2015, following a review of base salary levels for each Named Executive Officer other than himself, Mr. Glendon recommended, and the board of directors approved, slight increases in the base salaries of Messrs. Flaherty, Moore and Smith. This decision was made in an attempt to balance our desire to retain the services of these officers in a competitive employment market and account for slight increases in the cost of living.

The board of directors chose not to increase the base salaries for Messrs. Glendon and Rinaldi at this time, choosing instead to focus on variable compensation. The 2015 increases below will become effective on March 31, 2015 for Messrs. Flaherty, Moore and Smith.

Name	March 2015 Base Salaries	March 2014 Base Salaries	April 2013 Base Salaries
David C. Glendon	$350,000	$350,000	$350,000
Gary A. Rinaldi	$350,000	$350,000	$350,000
Tomas F. Flaherty	$258,233	$253,170	$248,206
John W. Moore	$250,335	$246,636	$241,800
Joseph S. Smith	$243,296	$238,524	$232,707

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

Annual Incentive Bonus

A significant portion of the total compensation for each of our Named Executive Officers is paid in the form of an annual bonus consisting of cash and units. While base salaries offer an important retention tool by providing a guaranteed income stream to our employees, we seek to incentivize and motivate employees to strive for both individual and overall company success by providing a substantial portion of their compensation in the form of discretionary annual bonus in cash and units so that our employees may share in the profits of the enterprise. Further, we feel that our industry has historically relied heavily on performance-based bonuses to compensate executive officers, and we want our compensation program to be consistent with industry trends and practices.

An annual incentive compensation pool has historically been established following the end of the fiscal year and used to fund both our annual and long term cash bonus programs for that year. The pool was typically funded based on a percentage of earnings before taxes from operations accrued for the year in question over and above a pre-established threshold level of earnings, which ensured a minimum rate of return was achieved for our owners. Our new annual incentive bonus program is administered under the umbrella of the Sprague Resources LP 2013 Long-Term Incentive Plan. When designing this new program, our board of directors wanted to retain the focus our historic program had on ensuring that our owners received a threshold return on investment before the payout of any incentive compensation, but wanted to ensure that the metrics used under the new program better reflected a return on investment for all of our unitholders. With that in mind, our board of directors determined that payments under our new annual incentive program should be contingent upon the achievement of distributable cash flow targets. The board established a minimum distributable cash flow threshold of $1.65 per unit for the 2014 annual incentive bonus pool that must be met before the pool starts to fund. As distributable cash flow increases the 2014 annual bonus pool incrementally increases.

In achieving distributable cash flow of $74.9 million, a bonus pool for all employees of our general partner was funded in the amount of $13.3 million. A majority of the bonus pool was paid in cash; however, certain of our executives received payment of both cash and common units.

When setting annual incentive bonus targets for the Named Executive Officers the board of directors took into consideration each Named Executive Officer’s position within the company as well as their relative level of responsibility and their ability to directly impact our success. The targets for Messrs. Flaherty, Moore and Smith are each set at 50% of their base salary, which is consistent with other employees serving at the Vice President level. The target for Messrs. Glendon and Rinaldi is set at 100% of their base salary in order to reflect the additional responsibilities associated with their respective positions. Under the 2014 annual incentive bonus program, the cash bonus amounts deliverable to the Named Executive were capped at 150% of the individual bonus target levels. The Named Executive Officers were eligible to earn annual incentive bonus amounts for performance above that level, but any such amounts were required to be paid in units rather than cash. Units distributed under the annual incentive bonus program to the Named Executive Officers are fully vested but are subject to a one year holding period from date of issuance. Our board of directors believes that paying these amounts in common units with resale restrictions further aligns the interests of our Named Executive Officers with those of our unitholders.

The annual cash bonus received by each Named Executive Officer is initially calculated based on the total bonus pool. So for example, if the pool was 120% of the sum of all target bonuses, then the starting place for the Named Executive Officer bonus would be 120% times their target. Then Mr. Glendon will recommend a higher or lower bonus based on that Named Executive Officer’s personal performance as well as the performance of his organization throughout 2014. Mr. Glendon submits his recommendations to the board of directors, who will review and discuss. If the board agrees with the recommendations, then they will approve the awards. However, the board has the right to increase or decrease recommendations based upon their judgment.

The amounts reflected in the table below are included in the “Non-Equity Incentive Compensation” column to the Summary Compensation Table, below. For 2014, the board of directors awarded the following annual bonus dollars and units to the Named Executive Officers:

Name	2014 Cash Bonus	2014 Bonus Total Units	2014 Bonus Unit Grant Date Fair Value
David C. Glendon	$525,000	27,811	$684,151
Gary A. Rinaldi	$525,000	27,811	$684,151
Thomas F. Flaherty	$189,878	12,335	$303,441
John W. Moore	$184,977	8,971	$220,687
Joseph S. Smith	$178,893	10,541	$259,309

The bonus unit grant date fair value listed above that is attributable to the value of the common units is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.

Long Term Equity Incentive Awards

Our general partner adopted our LTIP in October of 2013. Unlike our Predecessor’s long term incentive program, which provided only cash awards, the LTIP provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards. During 2014, our board of directors granted equity awards under the LTIP to our Named Executive Officers on two separate occasions.

First, in March of 2014, our board of directors granted a special one-time award consisting of fully vested units and time-based phantom unit awards to certain of our key employees including the Named Executive Officers to compensate them for the additional responsibility and dedication required on their part to successfully launch our initial public offering. Time-based phantom awards vest 50% on the first anniversary of the award and remaining 50% on the second anniversary of the award. The number and grant date fair value of these awards ($20.16 per unit) are included in the table below:

Name	Vested Units Awarded	Time-Based Phantom Units Awarded	Grant Date Fair Value (1)
David C. Glendon	2,894	5,787	$175,009
Gary A. Rinaldi	2,894	5,787	$175,009
Thomas F. Flaherty	993	0	$20,019
John W. Moore	1,654	3,307	$100,014
Joseph S. Smith	993	1,984	$60,016

(1)	The value of vested unit awards and the time-based performance units is based on the grant date fair value of those awards, as calculated pursuant to FASB ASC Topic 718.

Over the course of 2014 Mr. Glendon and our board of directors worked with Meridian to develop a new long term incentive compensation program. After reviewing data provided by Meridian, including, but not limited to equity grant practices of companies with which we compete and considering best practices in executive compensation for publicly traded companies, our board of directors decided that the new long term incentive program should be comprised of an annual award of unit settled, performance-based phantom units that vest based on total unitholder return and relative unitholder return over a pre-established performance period. The board of directors established a total unitholder return threshold to ensure that our unitholders receive a minimum level of return prior to any payment under the long term incentive program, irrespective of how we perform as compared to our peers. They utilized relative unitholder return as the performance criterion to determine the magnitude of the vesting because it provides a relative comparison of our performance against an industry peer group.

In July of 2014 the board of directors granted a target number of phantom performance awards, at fair value of $36.8825 per unit, to each of our Named Executive Officers as follows:

Name	Target Number of Units Granted	Grant Date Fair Value (1)
David C. Glendon	28,000	$1,032,710
Gary A. Rinaldi	28,000	$1,032,710
Thomas F. Flaherty	7,000	$258,178
John W. Moore	7,000	$258,178
Joseph S. Smith	7,000	$258,178

(1)	The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.

These awards are settled in stock upon vesting and include a tandem distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. Before the 2014 phantom unit awards are eligible to vest, our average total unitholder return for the relevant performance period must be at least 3%. If we fail to meet this total unitholder return threshold, the award may still be eligible to vest if the threshold is met over a subsequent rolling 36 month period. Assuming this total unitholder return threshold is met, the 2014 phantom units vest in three tranches, each subject to relative unitholder return performance during the one, two or three year performance period beginning January 1, 2014, respectively. 25% of the target phantom units granted to the Named Executive Officers in 2014 are eligible to vest in each of the first two tranches while 50% of the target number granted are eligible to vest in the third tranche. Our board of directors used this multi-tranche approach for the first annual awards under the new long term incentive program as a transitional tool but expects that future phantom unit awards will be granted with a three-year “cliff vesting” performance period rather than multiple tranches, each with its own performance period. As our relative unitholder return percentile increases as compared to our peers so does the number of phantom units that vest for that performance period, as illustrated in the chart below.

Relative Unitholder Return for Performance Period	Percentage of Target Phantom Units in Tranche that Vest
> 30th Percentile	0%
30th Percentile	50%
50th Percentile	100%
90th Percentile	200%

If our relative unitholder return for a performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.

Our board of directors selected the industry peer group for the 2014 phantom units after carefully reviewing information provided by Meridian about including market capitalization, revenues, and business structure of certain companies our industry of selected peers. The board of directors also considered to what extent we directly or indirectly compete with each company in our various market segments. The industry peer group selected by the board of directors for the 2014 phantom unit awards is as follows:

• APU - AmeriGas Partners LP	• SPH - Suburban Propane Partners, L.P.	• MMP - Magellan Midstream Partners LP	• TLP - Transmontaigne Partners L.P.

• FGP - Ferrellgas Partners LP	• BPL - Buckeye Partners, L.P.	• NS - NuStar Energy L.P.	• ARCX - Arc Logistics Partners LP

• GLP - Global Partners LP	• HEP - Holly Energy Partners L.P	• SUSP - Susser Petroleum Partners LP	• WPT - World Point Terminals, LP

• NGL - NGL Energy Partners LP	• LGP - Lehigh Gas Partners LP	• SXL - Sunoco Logistics Partners L.P.	• BKEP - Blueknight Energy Partners, L.P.

• SGU - Star Gas Partners, L.P.	• MMLP - Martin Midstream Partners LP	• TLLP - Tesoro Logistics LP

If during any performance period, any of the companies in the industry peer group cease to exist, cease to be publicly traded, or become inappropriate as our peers due to a material merger or acquisition, as determined by our board of directors, then the company will be removed and the relative unitholder return calculation will be performed using all of the remaining peer companies.

The performance period for the first tranche of the 2014 phantom unit awards ended on December 31, 2014. Our performance for the first performance period generated total unitholder returns of 40.55% which surpassed the total unitholder threshold and put us in the 95th percentile as compared to our industry peer group, resulting in a the vesting and settlement of phantom units equal to 200% of the first tranche of the 2014 phantom units. Upon vesting each of the Named Executive Officers received common units as follows: Mr. Glendon 14,000 units Mr. Rinaldi 14,000 units, Mr. Flaherty 3,500 units, Mr. Smith 3,500 units, and Mr. Moore 3,500 units. All vested awards were net settled.

Historic Long Term Incentive Program Payments in 2014

Under our historic long term incentive program we granted cash awards that paid out in one-third increments in March of each of the three years following the fiscal year for which the award was earned. The second and third payments are contingent upon (i) our earning at least the minimum acceptable threshold return

(as described in more detail in our Form 10-K filed for our fiscal year ended December 31, 2013) for each of those years, (ii) the participant continuing to be employed by us on each of the payment dates, and (iii) our discretionary determination each year that such payments should be made based on company-wide as well as individual performance. In light of our implementation of our new annual and long term incentive compensation programs, no awards under this predecessor long term incentive program were granted in 2014. However, because of the three-year payment schedule associated with these awards, amounts with respect to awards granted in prior years were paid during 2014, and will continue to be paid in 2015 and 2016. Specifically, in 2013, our performance generated an aggregate bonus pool equal to $1,978,500 to be paid out in three equal annual installments of $659,500 per year contingent upon the factors enumerated above. The first payment was made in March of 2014 and the second payment was approved by the board of directors and paid in March 2015. In 2012, our performance generated an aggregate bonus pool equal to $927,000 to be paid out in three equal annual installments of $309,000 per year contingent upon the factors enumerated above. The initial payment was made in March 2013, the second payment was made in March of 2014, and the third and final payment was approved by the board of directors and paid in March 2015. The value of all amounts paid under this predecessor long term incentive program are reported in the “Bonus” column of the Summary Compensation Table.

Severance and Change in Control Benefits

The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2014 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of severance, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.

We believe that the severance practices we have followed with regard to certain employees in the past have created important retention tools for us, as post-termination payments have allowed employees to leave our employment with value in the event of certain terminations of employment that were beyond their control. As a general matter, post-termination payments allow management to focus their attention and energy on making objective business decisions that are in the best interest of the company without allowing personal considerations to affect the decision-making process. Additionally, executive officers at other companies in our industry and the general market in which we compete for executive talent commonly provide post-termination payments, and we have consistently provided this benefit to certain executives in order to remain competitive in attracting and retaining skilled professionals in our industry.

Other Benefits

Health and Welfare Benefits

All of our regular scheduled full-time employees, including our Named Executive Officers, receive the same health and welfare benefits. The benefits include group health, vision, and dental insurance coverage; participation in our 401(k) and defined contribution pension plan; short and long term disability insurance and life insurance coverage; participation in our flexible spending plan; and tuition assistance. The health and dental plans require employee contributions toward the cost of premiums. We provide short and long term disability as well as basic life insurance at no cost to our employees. Employees may also elect additional life insurance coverage at their own expense.

Retirement Benefits

We provide all employees who were hired prior to January 1, 1991, who were scheduled to work at least 30 hours per week, and who met certain age and service requirements with the opportunity to participate in our retiree health plan. The obligation for premiums under the retiree health plan is shared by both us and the participants and our contributions to such premiums are capped. The retiree health plan does not provide dental benefits. Because Mr. Flaherty is the only Named Executive Officer that was employed by our predecessor prior to January 1, 1991, he is the only Named Executive Officer who may be eligible to participate in our retiree health plan. We also provide our employees with the opportunity to receive post-retirement life insurance on a non-discriminatory basis so long as certain age and service requirements are met. We have historically provided all eligible employees with a retirement program that consisted of two separate plans. All retirement plans discussed below are sponsored and administered by Axel Johnson.

Defined Benefit and Defined Contribution Plans

The Axel Johnson Inc. Retirement Plan, or the DB Plan, is a defined benefit pension plan. The DB Plan was discontinued as of December 31, 2003 and benefits were “frozen” as of that date with immediate vesting for all active participants in the plan at their then-accrued benefit level. The Axel Johnson Inc. Retirement Restoration Plan, or the RRP, is a related unfunded supplemental plan that provides benefits to employees participating in the DB Plan to the extent benefits cannot be paid from the DB Plan due to legal limitations on the amounts paid under qualified plans set forth in the Internal Revenue Code. In general, the RRP provides benefits for DB Plan participants whose benefits would be limited or whose allowable DB Plan compensation would be limited. As with the DB Plan, benefits under the RRP were frozen as of December 31, 2003. In place of the DB Plan, we implemented a new defined contribution plan, or the DC Plan. The DC Plan was implemented on January 1, 2004. We make all contributions under the DC Plan and participants are not allowed to make contributions. A defined contribution plan specifies the amounts the company will contribute to the plan, but investment decisions and the market risk of those decisions are the obligation of the participant. We contribute an amount equal to 5% of all eligible compensation (including base pay, annual bonus, overtime and commissions) each month to the plan into accounts for every eligible employee, including the Named Executive Officers. Up to an additional 8% is contributed for employees with certain levels of service who participated in the DB Plan when it was frozen and were close to retirement age. This additional contribution is intended to help those employees with a shorter earnings horizon, as they had little time to adjust their financial retirement planning following our decision to freeze the DB Plan. Full-time employees or part-time employees who are regularly scheduled to work more than 1,000 hours annually are eligible to participate. Participating employees are immediately 100% vested in all contributions under the DC Plan.

401(k) Thrift Plan

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

Automobiles and Auto Allowances

We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for the executive to properly perform his job duties. Those employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2014, two Named Executive Officers were eligible to receive this benefit; Messrs. Flaherty and Moore (both of whom elected to receive the auto allowance).

Risk Assessment

The board of directors has reviewed our compensation policies as generally applicable to the employees of our general partner and believes that such policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Each time a new compensation policy or program is implemented we consider any risks that may be created by its implementation and work to design the program so as to minimize such risks. In addition, we continually reevaluate the effectiveness of our compensation programs, including an evaluation of the incentives such programs create and how we can minimize or eliminate incentives that may create risk for us.

Our compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions, except in cases such as commission arrangements which have been tailored to encourage specific sales behavior. In addition, we believe the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

•	Our overall compensation levels are competitive with the market.

•	Our compensation mix is balanced among fixed components like salary and benefits, as well as annual incentives that reward overall company and individual performance.

•	Our new long term equity incentive program is tied to total unitholder return and relative unitholder return over a period of multiple years, with units paid out at the end of the applicable performance period if the pre-established goals are met. This program was designed to encourage executives to focus on unitholder interests over the longer term. In contrast, the annual incentive bonus focuses on distributable cash flow over the shorter term. The combination of both programs appropriately focuses our employees on both our short and longer term performance. The use of multiple performance metrics across programs also means that our executives are not singularly focused on one metric at the exclusion of other important performance goals.

•	The board of directors of our general partner has retained an appropriate level of discretion to reduce annual incentive bonus payments if it determines that such adjustments would be appropriate based on our interests and the interests of our unitholders.

Although a significant portion of the compensation provided to Named Executive Officers is performance-based, we believe our compensation programs do not encourage excessive and unnecessary risk taking by executive officers (or other employees) because these programs are designed to encourage employees to remain focused on both our short and long term operational and financial goals. We set performance goals that we believe are reasonable in light of our past performance and market conditions. At the end of each year, we review the performance of every employee as part of an annual performance review that involves several levels of management oversight. The results of those performance reviews, in addition to our short and long term performance, become a major factor in determining what incentives each employee will receive.

A portion of the performance-based, variable compensation we provide is comprised of long term incentives in the form of awards that are subject to non-payment if the organization does not achieve a minimum distributable cash flow or total and relative unitholder return. As such, executives are less likely to take unreasonable risks. Our performance-based incentives, assuming achievement of at least a minimum distributable cash flow and total unitholder return, do provide payouts of some compensation at levels below full target achievement, in lieu of an “all or nothing” approach.

Additionally, we have a Chief Risk Officer who chairs a Risk Management Committee comprised of several members of management and a representative of our sponsor, that is responsible for reviewing all policies and procedures which could encourage risk taking. In addition to our internal reporting structure, the Chief Risk Officer has a direct reporting relationship to the board of directors and has the authority to review all aspects of our business to ensure that employees are not encouraged to take unnecessary or inappropriate risks.

Summary Compensation Table for Years Ended December 31, 2014

The table below summarizes the total compensation earned by or paid to our Named Executive Officers in fiscal year 2014.

Name and Title	Year	Salary ($)(1)	Bonus (2)	Stock Awards (3)($)	Change in Pension Value Non-Qualified Deferred Compensation Earnings (4)($)		All Other Compensation (6)($)	Total ($)
David C. Glendon	2014	$350,000	$717,000	$1,891,870	N/A		$22,425	$2,981,295
President and Chief Executive Officer	2013	$350,000	$802,000		N/A		$22,259	$1,174,259
	2012	$350,000	$486,500		N/A		$21,550	$858,050

Gary A. Rinaldi	2014	$350,000	$717,000	$1,891,870	N/A		$22,525	$2,981,395
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2013	$350,000	$802,000		N/A		$22,309	$1,174,309
	2012	$350,000	$486,500		N/A		$21,600	$858,100

Thomas F. Flaherty	2014	$251,960	$249,878	$581,637	$178,199		$47,335	$1,309,009
Vice President, Refined Products	2013	$247,545	$270,000		—	(5)	$47,063	$564,608
	2012	$244,250	$162,000		$98,228		$45,843	$550,321

John W. Moore	2014	$245,457	$239,977	$578,878	$33,470		$29,268	$1,127,050
Vice President, Chief Accounting Officer	2013	$241,156	$265,000		—	(5)	$29,182	$535,338

Joseph S. Smith	2014	$237,106	$238,893	$577,502	$14,175		$22,425	$1,090,101
Vice President, Business Development	2013	$232,086	$264,000		—	(5)	$21,959	$518,045
	2012	$228,998	$157,000		$7,535		$20,794	$414,327

(1)	Amounts in this column reflect all compensation earned by the Named Executive Officers during the 2014 fiscal year as base salary. Prior to April 2014, the base salaries for Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith were $350,000, $350,000, $248,206, $241,800, and $232,707, respectively. After April 2014 the base salaries for Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith were as follows: $350,000, $350,000, $253,170, $246,636, and $238,524, respectively.
(2)	Amounts in this column reflect the amount of (i) the annual cash bonus award for 2014 in which Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith received $525,000, $525,000, $189,878, $184,977 and $178,893 respectively, (ii) the third (and final) payment under the 2012 LTIP award in which Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith received $62,000, $62,000, $20,000, $15,000 and $20,000 respectively, and (iii) and the second payment under the 2013 LTIP award in which Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith received $130,000, $130,000, $40,000, $40,000 and $40,000 respectively.
(3)	Amounts in this column reflect the grant date fair value of the (i) vested common units granted March 31, 2014 (ii) time based phantom awards granted March 31, 2014, (iii) performance based phantom awards and (iv) units issued pursuant to the 2014 annual incentive bonus program, in each case computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The values of the performance-based phantom units at the grant date assuming that the highest level of performance conditions will be achieved for Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith are as follows: $2,065,420, $2,065,420, $516,355, $516,355 and $516,355, respectively.
(4)

Amounts in this column represent the actuarial increase, if any, in the present value of benefits under the DB Plan and the RRP determined by using interest rate and mortality rate assumptions consistent with those used in the Pension Benefits table. Messrs. Glendon and Rinaldi are not participants in these plans. Negative values are not reported in this column and are instead indicated by use of a dash. This column was inadvertently excluded from prior filings but has been included for each of 2012, 2013, and 2014 in this filing and the figures in the “Total” column have been updated for prior years to reflect this change.
(5)	For fiscal year 2013 there was an aggregate loss of $43,306, $8,890 and $3,585 in the present value of accumulated benefits for Messrs. Flaherty, Moore, and Smith, respectively, under the DB Plan and RRP.
(6)	Amounts in this column reflect, amongst other items, (i) a 401(k) plan matching contribution to Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith in the amounts of $9,360, $9,360, $9,270, $9,003, and $9,360, respectively; (ii) our contribution to the DC Plan for Messrs. Glendon, Rinaldi, Flaherty, Moore and Smith in the amounts of $13,000, $13,000, $26,000, $13,000, and $13,000, respectively; (iii) Messrs. Flaherty’s and Moore’s car allowance in the amount of $12,000 and $7,200 respectively for the 2014 year. Mr. Rinaldi also received a wellness incentive in the amount of $100. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty, and as such the amount of his DC Plan contribution is double that of the other Named Executive Officers; and (iv) each Named Executive Officer received $65 as the result of the medical loss rebate paid by CIGNA, as required by the National Healthcare Act.

Grants of Plan-Based Awards

The Grants of Plan-Based Awards Table sets forth information regarding the vested common units and time based phantom unit awards granted in March of 2014 in connection with our initial public offering, performance based phantom units granted in July of 2014, and common units issued pursuant to the 2014 annual incentive bonus program, in each case pursuant to our LTIP.

Name (a)	Grant Date (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold (#)	Target (#)	Maximum (#)
David Glendon	3/31/2014				2,894	(2)	$58,343
President and Chief Executive Officer	3/31/2014				5,787	(3)	$116,666
	7/11/2014	14,000	28,000	56,000			$1,032,710
	3/3/2015				27,811	(4)	$684,151

Gary Rinaldi	3/31/2014				2,894	(2)	$58,343
Senior Vice President, Chief Operating Officer and Chief Financial Officer	3/31/2014				5,787	(3)	$116,666
	7/11/2014	14,000	28,000	56,000			$1,032,710
	3/3/2015				27,811	(4)	$684,151

Thomas Flaherty	3/31/2014				993	(2)	$20,019
Vice President, Refined Products	7/11/2014	3,500	7,000	14,000			$258,178
	3/3/2015				12,335	(4)	$303,441

John Moore	3/31/2014				1,654	(2)	$33,345
Vice President, Chief Accounting Officer and Controller	3/31/2014				3,307	(3)	$66,669
	7/11/2014	3,500	7,000	14,000			$258,178
	3/3/2015				8,971	(4)	$220,687

Joseph Smith	3/31/2014				993	(2)	$20,019
Vice President, Business Development	3/31/2014				1,984	(3)	$39,997
	7/11/2014	3,500	7,000	14,000			$258,178
	3/3/2015				10,541	(4)	$259,309

(1)	Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plans” columns represent the threshold, target and maximum settlement levels with respect to the performance based phantom unit awards settled in our common units and granted to our Named Executive Officers pursuant to our LTIP.

(2)	These amounts represent vested common units pursuant to our LTIP.
(3)	These amounts represent time based phantom awards that are settled in our common units pursuant to our LTIP.
(4)	These amounts represent common units issued pursuant to the 2014 annual incentive bonus program pursuant to our LTIP.
(5)	The amounts in this column reflect the aggregate grant date fair value of awards made to our Named Executive Officers in 2014 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. For a discussion of the valuation assumptions, see Note 21—Equity-Based Compensation of the Notes to Consolidated Financial Statements included below.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects the total number of outstanding time and performance based phantom units held by our Named Executive Officers as of December 31, 2014, assuming a market value of $23.45 per common unit (the closing stock price of our common units on December 31, 2014).

Name (a)	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
David Glendon	5,787	(1)	$135,705

President and Chief Executive Officer	14,000	(2)	$328,300
				42,000	(3)	$984,900

Gary Rinaldi	5,787	(1)	$135,705

Senior Vice President, Chief Operating Officer and Chief Financial Officer	14,000	(2)	$328,300
				42,000	(3)	$984,900

Thomas Flaherty	3,500	(2)	$82,075

Vice President, Refined Products				10,500	(3)	$246,225

John Moore	3,307	(1)	$77,549

Vice President, Chief Accounting Officer and Controller	3,500	(2)	$82,075
				10,500	(3)	$246,225

Joseph Smith	1,984	(1)	$46,525

Vice President, Business Development	3,500	(2)	$82,075
				10,500	(3)	$246,225

(1)	These are time based phantom unit awards that are settled in our common units upon vesting. These awards will vest with respect to 50% on the first anniversary of the award (March 2015) and remaining 50% on the second anniversary of the award (March 2016). These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the same time as such distributions are paid to our unitholders generally.

(2)	These awards represent the number of common units deliverable to each of our Named Executive Officers as a result of the vesting of the first tranche of the performance based phantom unit awards granted in July of 2014. These amounts represent the actual number of our common units earned pursuant to the terms of the awards for the performance period from January 1, 2014 through December 31, 2014, based on our total unitholder return and relative total unitholder return during that period. This tranche vested at 200% of target. Because we achieved our maximum performance goals for the 2014 performance period effective as of December 31, 2014 these awards were no longer considered “equity incentive plan awards” as of that date. The awards are enumerated in this column because each of our Named Executive Officers must remain employed with us through the date of settlement of the awards or such awards will be forfeited. As such, the awards were not fully vested as of December 31, 2014.
(3)	These figures represent the maximum number of unvested performance based phantom units granted in July of 2014 (not including those with a performance period ending December 31, 2014, which are reported in column (g)). The awards are settled in our common units upon vesting. One third of these awards vest based upon total unitholder return and relative total unitholder return during a performance period from January 1, 2014 through December 31, 2015. Two thirds of these awards vest based on the same metrics with respect to a performance period from January 1, 2014 through December 31, 2016. These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution.

Option Exercises and Stock Vested

None of the time or performance based phantom units granted to our Named Executive Officers under our LTIP vested during the 2014 fiscal year. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.

Pension Benefits

The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2014.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2014 Fiscal Year ($)
David C. Glendon President and Chief Executive Officer	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

Thomas F. Flaherty Vice President, Refined Products	Axel Johnson Inc. Retirement Plan	20.42	$727,824	—
	Axel Johnson Inc. Retirement Restoration Plan	20.42	$190,847	—

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2014 Fiscal Year ($)
John W. Moore Vice President, Chief Accounting Officer and Controller	Axel Johnson Inc. Retirement Plan	5.50	$151,743	—
	Axel Johnson Inc. Retirement Restoration Plan	5.50	$6,514	—

Joseph S. Smith Vice President, Business Development	Axel Johnson Inc. Retirement Plan	2.17	$66,424	—
	Axel Johnson Inc. Retirement Restoration Plan	2.17	$3,618	—

(1)	Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.
(2)	Messrs. Glendon and Rinaldi were not eligible to participate in the DB Plan or the RRP since they were hired after January 1, 2003.
(3)	Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2014. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 4.19% for the Axel Johnson Inc. Retirement Plan and 4.08% for the Axel Johnson Inc. Retirement Restoration Plan, (ii) the RP-2014 annuitant table and the MP-2014 mortality improvement scale and (iii) expected long-term rate of return on plan assets of 6.50%.

The information in the table above relates to our Named Executive Officers’ participation in the DB Plan and the RRP. The DB Plan and RRP were available to employees of subsidiaries of Axel Johnson who were scheduled to work at least 20 hours per week (or 1,000 hours per year), were not temporary or leased employees, and who satisfied a one-year waiting period. The DB Plan and the RRP were both discontinued as of December 31, 2003 and benefits were “frozen” ( i.e. , participants will experience no increase attributable to years of service or change in eligible earnings) as of that date with immediate vesting of all active participants in the plan at their then-accrued benefit level. We implemented the DC Plan on January 1, 2004 to replace the DB Plan.

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

The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2014, Messrs. Flaherty and Moore were the only Named Executive Officers eligible for early retirement; no Named Executive Officer was eligible for normal retirement. A participant can receive full DB Plan benefits as early as the participant’s 62 nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/ 2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.

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

Potential Payments Upon Termination or a Change in Control

The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2014 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. A termination without “cause” has historically been determined on a case by case basis rather than by applying any one definition or a specific set of events to each employee. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of severance, (ii) 6 months of outplacement support and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us. The table below shows our best estimate as to the amounts that each of the Named Executive Officers would have received on December 31, 2014, if the Board had determined the individual’s employment was terminated without cause on that date.

Name	Cash Severance	Outplacement Support (1)	Health and Dental (2)	Total Severance Benefits
David C. Glendon	$350,000	$6,000	$16,072	$372,072
President and Chief Executive Officer

Gary A. Rinaldi	$350,000	$6,000	$11,806	$367,806
Senior Vice President, Chief Operating Officer and Chief Financial Officer

Thomas F. Flaherty	$253,170	$6,000	$16,072	$275,242
Vice President, Refined Products

Name	Cash Severance	Outplacement Support (1)	Health and Dental (2)	Total Severance Benefits
John W. Moore	$246,636	$6,000	$16,062	$268,699
Vice President, Chief Accountant and Controller

Joseph S. Smith Vice President, Business Development	$238,524	$6,000	$16,062	$260,587

(1)	Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period; however, such services would be provided by an outside vendor and could vary based on the individual needs of each executive.
(2)	Amounts in this column reflect the value of continued health and dental benefits based on the value of the benefits received by each individual as of December 31, 2014.

In addition to the amounts reported above, the time-based performance awards granted on March 31, 2014 provide for full acceleration of vesting of any unvested time-based performance awards granted thereunder in the event of (i) the Named Executive Officer’s termination of employment by reason of death or Disability (as defined below) or (ii) a Change of Control (as defined below). In the event either such event occurred on December 31, 2014, the value of the acceleration of vesting of the time-based performance awards received by each of the Named Executive Officers would be as follows: Mr. Glendon $135,705, Mr. Rinaldi $135,705, Mr. Moore $77,549, and Mr. Smith $46,525. In calculating these amounts we assumed that the price per share of our units was the closing market price as of December 31, 2014, which was $23.45.

As used in the time-based phantom unit award agreement, “Disability” means that the Named Executive Officer is unable to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.

Pursuant to the terms of our LTIP, “Change of Control” means one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the general partner, the Partnership, or an Affiliate of either the general partner or the Partnership, shall become the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the general partner or us; (ii) the limited partners of the general partner or of us approve, in one transaction or a series of transactions, a plan of complete liquidation of the general partner or us; (iii) the sale or other disposition by either the general partner or us of all or substantially all of its assets in one or more transactions to any person other than an affiliate; (iv) the general partner or an affiliate of the general partner or us ceases to be our general partner; (v) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to an award that is subject to Section 409A of the Code, a “Change of Control” will not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the Treasury Regulations, as applied to non-corporate entities.

The Named Executive Officers must remain employed through the date of settlement of a performance-based phantom unit in order to receive delivery of common units thereunder. If a Named Executive Officer ceases to provide services to us for any reason prior to settlement of performance-based phantom units, that officer will forfeit their rights to any payment with respect to those awards.

The above descriptions of the phantom unit award agreements and our LTIP do not purport to be complete and are qualified in their entirety by reference to the full text of the phantom unit agreements and the LTIP, which are filed as Exhibit 10.6, 10.7 and 10.10 hereto.

2014 DIRECTOR COMPENSATION

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, we consider the time commitment directors must make in performing their duties, the level of skills required by directors and the market competitiveness of director compensation levels.

Officers, employees or paid consultants and advisors of our general partner or its affiliates (including Axel Johnson Inc. and its affiliates) who also serve as members of the board of directors of the general partner will not receive additional compensation for their service as members of the board. All members of the board not included in the preceding sentence shall be referred to as the “non-employee directors”. Each non-employee director will receive an annual retainer of $60,000, paid in quarterly installments. Each non-employee director will also receive an annual award, granted within five business days of October 15 of each year, of the number of fully vested common units representing limited partner interests (“Common Units”) in the Partnership having a grant date fair value of approximately $60,000, subject to the terms and vesting schedules set forth in the applicable grant documents. Further, each non-employee director serving as a chairman or a member of a committee of the board will receive an annual retainer of $10,000 or $5,000, respectively, paid in quarterly installments. Annual cash retainers and grants of Common Units will be pro-rated for directors who join the board mid-year. All directors will receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees of the board. Each director will receive liability insurance coverage and be fully indemnified by the Partnership for actions associated with being a director to the fullest extent permitted under Delaware law.

Messrs. Evans and Harper and Ms. Bowman all received the annual grant valued at $60,000 in October 2014 (fully vested). In addition to the director compensation described above, in March 2014, the Board approved the issuance of a special one-time unit award to Messrs. Evans and Harper valued at $20,000 (fully vested).

The table below summarizes the compensation paid to independent directors for the fiscal year ended December 31, 2014.

Name (1)	Fees Earned or Paid in Cash ($)(4)	Unit Awards ($)(5)(6)	Total ($)
Michael D. Milligan (2)	—	—	—
Ben J. Hennelly (2)	—	—	—
Robert B. Evans	$75,000	$80,024	$155,024
C. Gregory Harper	$75,000	$80,024	$155,024
Beth A. Bowman (3)	$17,500	$60,006	$77,506

(1)	Messrs. Glendon and Rinaldi serve as our Named Executive Officers and are not included in this table because they receive no compensation for their services as directors and the compensation received by Messrs. Glendon and Rinaldi as our Named Executive Officers is shown in the Summary Compensation Table.
(2)	Messrs. Milligan and Hennelly, as officers of Axel Johnson, do not receive separate compensation for their services as directors.
(3)	Ms. Bowman joined the Board in October 2014.
(4)	The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including prorated annual retainer fees and chairmanship or membership fees. Mr. Evans served on the Conflicts Committee (Chairman) and the Audit Committee, and Mr. Harper served on the Audit Committee (Chairman) and Conflicts Committee. Ms. Bowman is a member of the Audit Committee and the Conflicts Committee.
(5)	Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC

Topic 718”). Messrs. Evans and Harper received a special one-time grant valued at $20,000 in March 2014. Messrs. Evans and Harper and Ms. Bowman all received the annual grant valued at $60,000 in October 2014. Please see Note 21 to our Consolidated Financial Statements for assumptions used in valuing our Common Units.
(6)	On December 31, 2014, each director held the following aggregate number of outstanding, unvested awards for service as a director: Mr. Evans—2,222 Restricted Units; and Mr. Harper—2,222 Restricted Units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of common units and subordinated units of Sprague Resources LP that are issued and outstanding as of March 9, 2015 and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Sprague Holdings LLC (1)(2)	1,571,970		14.3%	10,071,970	100.0%	55.2%
Sprague International Properties LLC (1)(2)	462,408		4.2%	—	—	2.2%
Axel Johnson (2)(3)	2,034,378		18.5%	10,071,970	100.0%	57.4%
Lexa International Corporation (2)(4)	2,034,378		18.5%	10,071,970	100.0%	57.4%
Antonia Ax:son Johnson (2)(5)	2,034,378		18.5%	10,071,970	100.0%	57.4%
Kayne Anderson Capital Advisors (6)	1,844,603		16.8%	—	—	8.8%
OppenheimerFunds, Inc. (7)	1,641,488		14.9%	—	—	7.8%
Goldman Sachs Asset Management (8)	1,461,634		13.3%	—	—	6.9%
Michael D. Milligan	20,000		*	—	—	*
David C. Glendon	36,130	(9)	*	—	—	*
Gary A. Rinaldi	33,896	(10)	*	—	—	*
Beth A. Bowman	2,661		*	—	—	*
Robert B. Evans	6,987		*	—	—	*
C. Gregory Harper	6,987		*	—	—	*
Ben J. Hennelly	—		—	—	—	—
Sally A. Sarsfield	4,100		*	—	—	*
Thomas E. Flaherty	12,039		*	—	—	*
John W. Moore	11,729	(11)	*	—	—	*
Joseph S. Smith	11,728	(12)	*	—	—	*
All executive officers and directors of our general partner as a group (15 persons)	189,883	(13)	1.7%	—	—	*

*	Represents less than 1%.
(1)	The address for this entity is 185 International Drive, Portsmouth, NH 03801.
(2)

Common units and subordinated units shown as beneficially owned by Axel Johnson, Lexa International Corporation and Antonia Ax:son Johnson reflect common units and subordinated units owned of record by

Sprague Holdings and Sprague International Properties LLC, a wholly-owned subsidiary of Sprague Holdings. Sprague Holdings is a wholly-owned subsidiary of Axel Johnson and, as such, Axel Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings and its subsidiaries, but disclaims such beneficial ownership. Axel Johnson is a wholly-owned subsidiary of Lexa International Corporation and, as such, Lexa International Corporation may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership. Lexa International Corporation, through certain non-U.S. entities, is controlled by Antonia Ax:son Johnson and, as such, Antonia Ax:son Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership.
(3)	The address for this entity is 155 Spring Street, 6th Floor, New York, NY 10012.
(4)	The address for this entity is 2410 Old Ivy Road, Suite 300, Charlottesville, VA 22903.
(5)	The address for this person is c/o Axel Johnson AB, Villagatan 6, P.O. Box 26008, SE-100 41 Stockholm, Sweden.
(6)	The address for this entity is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067. Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have reported that they have shared voting and dispositive power with respect to all of the 1,844,603 common units. Beneficial ownership reported based solely on a Schedule 13G/A filed on February 14, 2015.
(7)	The address for this entity is 225 Liberty Street, New York, NY 10281. Oppenheimer Funds, Inc. reports shared voting power and shared dispositive power for 1,641,488 common units. Oppenheimer SteelPath MLP Income Fund, whose address is 6803 S. Tuscon Way, Centennial, CO 80112, reported that they have sole voting power and shared dispositive power with respect to 1,530,958 common units. Oppenheimer Funds, Inc. reported beneficial ownership of 1,641,488 common units which includes 1,530,958 common units beneficially owned by Oppenheimer SteelPath MLP Income Fund. Beneficial ownership reported based solely on a Schedule 13G/A filed on February 9, 2015.
(8)	Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC jointly filed by Goldman Sachs Asset Management. The address for this entity is 200 West Street, New York, NY 10282. Goldman Sachs Asset Management has reported that it has shared voting and dispositive power with respect to all of the 1,461,634 common units. Beneficial ownership reported based solely on a Schedule 13G/A filed on February 12, 2015.
(9)	Includes 2,894 units that will vest and net settle within 60 days of March 9, 2015.
(10)	Includes 2,894 units that will vest and net settle within 60 days of March 9, 2015.
(11)	Includes 1,654 units that will vest and net settle within 60 days of March 9, 2015.
(12)	Includes 992 units that will vest and net settle within 60 days of March 9, 2015.
(13)	The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801. Except as noted in the footnotes to this table, common units beneficially owned by executive officers and directors consist of units owned by the indicated person. Includes 9,922 units that will vest and net settle within 60 days of March 9, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following information is reported as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	171,784	—	549,149

(1)	Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2014. We have not granted any stock option awards.
(2)	The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.

Our only equity compensation plan is the Sprague Resources LP 2013 Long-Term Incentive Plan, also referred to herein as the “LTIP”. The LTIP was approved by our shareholders prior to our initial public offering but has not been approved by our public shareholders. A description of the material terms of the LTIP is available in our registration statement on Form S-1, last filed on October 15, 2013 under the heading “Compensation Discussion and Analysis—2013 Long-Term Incentive Plan.”

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

• 10,071,970 subordinated units;

• non-economic general partner interest; and

• incentive distribution rights; and

Operational Stage

Distributions of cash to Sprague Holdings and its affiliates	We will generally make cash distributions to common and subordinated unitholders, including Sprague Holdings as the holder of an aggregate of 1,571,970 common units and all of the subordinated units and Sprague International Properties LLC, an indirect, wholly-owned subsidiary of Sprague Holdings, and the holder of 462,408 common units. Our general partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level.

Assuming we have sufficient distributable cash flow to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Sprague Holdings would receive an annual distribution of approximately $19.2 million on its common and subordinated units and Sprague International Properties LLC would receive an annual distribution of approximately $0.8 million on its common units.

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

Pursuant to the terms of the services agreement, our general partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our general partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our general partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our general partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our general partner was $82.0 million for the period from January 1, 2014 to December 31, 2014.

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

Trade Credit Support

Under the terms of the omnibus agreement, Axel Johnson agreed to continue to provide credit support to us, consistent with past practice, through December 31, 2016, if, and to the extent, such services are necessary in our reasonable judgment. We will agree to use our commercially reasonable efforts to reduce, and eventually eliminate, the need for trade credit support from Axel Johnson.

Indemnification

Under the omnibus agreement, Sprague Holdings will indemnify us for losses attributable to a failure to own any of the equity interests contributed to us in connection with the formation transactions and income taxes attributable to pre-closing operations and the formation transactions.

Services Agreement

The Partnership, Sprague Energy Solutions, Inc. (“Sprague Solutions”) and Sprague Holdings entered into a services agreement with our general partner pursuant to which our general partner will agree to provide certain general and administrative services and operational services to us and our subsidiaries, Sprague Solutions and Sprague Holdings. Pursuant to the terms of the services agreement, we agreed to reimburse our general partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our general partner or its affiliates that perform services on our behalf. Pursuant to the terms of the services agreement, our general partner will agree to provide the same services to Sprague Solutions and Sprague Holdings, which also agreed to reimburse our general partner and its affiliates for all costs and expenses incurred in connection with providing such services.

The services agreement does not limit the amount that may be reimbursed or paid by us to our general partner or its affiliates. The amount of reimbursements and fees paid by us to our general partner was $82.0 million for the period from January 1, 2014 to December 31, 2014.

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

Contribution Agreement

In connection with the IPO, we entered into a contribution, conveyance and assumption agreement, which we refer to as our contribution agreement, with Axel Johnson, Sprague Holdings and certain of its subsidiaries, our general partner, and Sprague Operating Resources LLC under which, among other things, effected the transactions, including the transfer of ownership interest in our initial assets and the issuance by us to our sponsor of common units, subordinated units and the incentive distribution rights, and the use of proceedings related to our IPO.

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

Kildair Acquisition Agreement

On December 9, 2014, pursuant to a Purchase Agreement by and among Sprague Resources ULC, an indirect subsidiary of the Partnership, Sprague International Properties LLC, Sprague Canadian Properties LLC and Axel Johnson Inc., the Partnership indirectly acquired all of the equity interests of Kildair for total consideration of $175.0 million, consisting of (i) $165.0 million in cash (a portion of which was used by Kildair to retire third-party and related party debt) and (ii) 462,408 common units issued by the Partnership having a value equal to $10.0 million. In assessing the Kildair acquisition, the conflicts committee retained a financial advisor; and, after review and evaluation, the conflicts committee approved the Kildair acquisition and the total consideration paid.

Director Independence

The information required by Item 407(a) of Regulation S-K is included in “Item 10. Directors, Executive Officers and Corporate Governance” above.

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

Audit Fees

The following table presents fees for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last two fiscal years.

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$2,520,000	$1,550,000
Audit-Related Fees	—	—
Tax Fees (2)	325,000	710,000
All Other Fees	—	—

Total	$2,845,000	$2,260,000

(1)	Fees for audit services billed or expected to be billed consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.
(2)	Fees for tax services billed or expected to be billed consisted of services associated with the SEC registration statements, services related to tax compliance and services related to the review of our partnership Form K-1.

The Audit Committee of the Partnership was formed subsequent to the IPO. Therefore, in considering the nature of services provided by Ernst & Young LLP, for Fiscal 2013 services, the Board of Directors of our General Partner determined that such Fiscal 2014 and 2013 services are compatible with the provisions of independent audit services. The Board of Directors discussed these services with Ernst & Young LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

All fees paid to Ernst & Young LLP subsequent to the IPO were pre-approved by the audit committee in accordance with this policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2014.

1.	Sprague Resources LP Audited Consolidated and Combined Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated and Combined Financial Statements or related notes thereto.

3.	Exhibits:

The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprague Resources LP

By:	Sprague Resources GP LLC, its general partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan Michael D. Milligan	Chairman of the Board of Directors	March 16, 2015

/s/ David C. Glendon David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015

/s/ Gary A. Rinaldi Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 16, 2015

/s/ Beth A. Bowman Beth A. Bowman	Director	March 16, 2015

/s/ Robert B. Evans Robert B. Evans	Director	March 16, 2015

/s/ C. Gregory Harper C. Gregory Harper	Director	March 16, 2015

/s/ Ben J. Hennelly Ben J. Hennelly	Director	March 16, 2015

/s/ Sally A. Sarsfield Sally A. Sarsfield	Director	March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP

We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), member’s/unitholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows of Sprague Operating Resources LLC (the Predecessor) for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s and Predecessor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Sprague Resources LP at December 31, 2014 and 2013 and the consolidated and combined results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, and the consolidated results of Sprague Operating Resources LLC’s (the Predecessor) operations and cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sprague Resources LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP

We have audited Sprague Resources LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sprague Resources LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Metromedia Gas and Power, Inc., Castle Oil, and Kildair, which are included in the December 31, 2014 consolidated financial statements of Sprague Resources LP and constituted $390.9 million and $47.2 million of total and net assets, respectively, as of December 31, 2014 and $582.5 million and $6.9 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Sprague Resources LP also did not include an evaluation of the internal control over financial reporting of Metromedia Gas and Power, Inc., Castle Oil, and Kildair.

In our opinion, Sprague Resources LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2014 and 2013, and the related consolidated and combined statements of operations, comprehensive income (loss), member’s/unitholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014, and the related consolidated statements of operations, comprehensive loss, member’s equity, and cash flows of Sprague Operating Resources LLC (the Predecessor) for the year ended December 31, 2012 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York

March 16, 2015

Sprague Resources LP

Consolidated Balance Sheets

(in thousands except units)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$4,080	$2,046
Accounts receivable, net	289,424	274,687
Inventories	390,555	437,135
Fair value of derivative assets	229,890	65,098
Deferred income taxes	895	2,207
Other current assets	52,416	31,436

Total current assets	967,260	812,609
Property, plant, and equipment, net	250,126	198,476
Assets held for sale	1,321	—
Intangibles, net	27,626	11,559
Other assets, net	30,219	18,552
Goodwill	63,288	49,045

Total assets	$1,339,840	$1,090,241

Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$198,609	$200,428
Accrued liabilities	63,816	43,928
Fair value of derivative liabilities	89,176	130,956
Due to General Partner and affiliate	15,340	36,795
Current portion of long-term debt	397,214	169,483
Current portion of capital leases	1,313	702

Total current liabilities	765,468	582,292

Commitments and contingencies (Note 19)	—	—
Long-term debt	418,356	401,348
Long-term capital leases	5,424	4,852
Other liabilities	17,884	15,015
Due to General Partner	988	—
Deferred income taxes	15,826	15,441

Total liabilities	1,223,946	1,018,948

Unitholders’ equity:
Common unitholders—public (8,777,922 and 8,506,666 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)	171,055	127,496
Common unitholders—affiliated (2,034,378 and 1,571,970 units issued and outstanding as of December 31, 2014 and December 31, 2013, respectively)	(5,566)	(6,155)
Subordinated unitholders—affiliated (10,071,970 units issued and outstanding)	(39,762)	(39,438)
Accumulated other comprehensive loss, net of tax	(9,833)	(10,610)

Total unitholders’ equity	115,894	71,293

Total liabilities and unitholders’ equity	$1,339,840	$1,090,241

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Consolidated and Combined Statements of Operations

(in thousands, except unit and per unit amounts)

	Years Ended
	2014	2013	2012
			Predecessor
Net sales	$5,069,762	$4,683,349	$4,043,907
Cost of products sold (exclusive of depreciation and amortization)	4,755,031	4,554,188	3,922,352
Operating expenses	62,993	53,273	47,054
Selling, general and administrative	76,420	55,210	46,449
Write-off of deferred offering costs	—	—	8,931
Depreciation and amortization	17,625	16,515	11,665

Total operating costs and expenses	4,912,069	4,679,186	4,036,451

Operating income	157,693	4,163	7,456
Gain on acquisition of business	—	—	1,512
Other (expense) income	(288)	568	(160)
Interest income	569	604	534
Interest expense	(29,651)	(30,914)	(23,960)

Income (loss) before income taxes and equity in net loss of foreign affiliate	128,323	(25,579)	(14,618)
Income tax (provision) benefit	(5,509)	(4,259)	2,796

Income (loss) before equity in loss of foreign affiliate	122,814	(29,838)	(11,822)
Equity in net loss of foreign affiliate	—	—	(1,009)

Net income (loss)	$122,814	$(29,838)	$(12,831)

Less: Predecessor (income) through October 29, 2013	—	(2,734)
Less: (Income) loss attributable to Kildair from October 29, 2013 through December 8th, 2014 (Note 1)	(4,080)	2,338

Limited partners’ interest in net income (loss)	$118,734	$(30,234)

Net income (loss) per limited partner unit:
Common—basic	$5.88	$(1.50)
Common—diluted	$5.84	$(1.50)
Subordinated—basic and diluted	$5.88	$(1.50)

Units used to compute net income (loss) per limited partner unit:
Common—basic	10,131,928	10,071,970
Common—diluted	10,195,566	10,071,970
Subordinated—basic and diluted	10,071,970	10,071,970

Distribution declared per common and subordinated units	$1.7400	$0.2825

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Consolidated and Combined Statements of Comprehensive Income (Loss)

(in thousands)

	Years Ended December 31,
	2014	2013	2012
			Predecessor
Net income (loss)	$122,814	$(29,838)	$(12,831)
Other comprehensive income (loss), net of tax:
Unrealized gain on interest rate swaps. (Note 18)
Net loss arising in the period	(531)	(376)	(1,815)
Reclassification adjustment related for losses realized in income	2,501	5,121	4,144

Net change in unrealized loss on interest rate swaps	1,970	4,745	2,329
Tax effect	(50)	(1,585)	(936)

	1,920	3,160	1,393
Foreign currency translation adjustment	(1,143)	(3,476)	928
Unrealized loss on inter-entity long-term foreign currency transactions	—	(3,500)	(1,936)

Other comprehensive income (loss)	777	(3,816)	385

Comprehensive income (loss)	$123,591	$(33,654)	$(12,446)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Consolidated and Combined Statements of Member’s/Unitholders’ Equity

(in thousands)

		Partnership
	Predecessor Member’s Equity	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2011	$184,359	$—	$—	$—	$(5,958)	$178,401

Net income	(12,831)	—	—	—	—	(12,831)
Other comprehensive income	—	—	—	—	385	385
Dividend	(26,900)	—	—	—	—	(26,900)
Capital contribution	2,151	—	—	—	—	2,151

Balance at December 31, 2012	146,779	—	—	—	(5,573)	141,206

Net income	2,734	—	—	—	—	2,734
Other comprehensive loss	—	—	—	—	(3,630)	(3,630)
Dividend	(40,000)	—	—	—	—	(40,000)
Capital contribution	18,835	—	—	—	—	18,835

Balance at October 29, 2013	128,348	—	—	—	(9,203)	119,145

Net assets not assumed by the Partnership	(154,130)	—	—	—	(1,221)	(155,351)
Allocation of net Parent investment to unitholders	25,782	—	(3,481)	(22,301)	—	—
Proceeds from initial public offerings, net	—	140,251	—	—	—	140,251
Partnership net loss	—	(12,758)	(2,674)	(17,140)	—	(32,572)
Unit-based compensation	—	3	—	3	—	6
Other comprehensive loss	—	—	—	—	(186)	(186)

Balance at December 31, 2013	—	127,496	(6,155)	(39,438)	(10,610)	71,293

Net income	—	50,141	9,953	62,720	—	122,814
Other comprehensive income.	—	—	—	—	777	777
Unit-based compensation	—	1,528	286	1,803	—	3,617
Distribution to unitholders	—	(13,370)	(2,460)	(15,764)	—	(31,594)
Distribution to sponsor for Kildair acquisition	—	—	(17,652)	(49,015)	—	(66,667)
Common units issued for Kildair acquisition	—	—	10,002	—	—	10,002
Common units issued for Castle acquisition	—	5,318	—	—	—	5,318
Other contributions from Parent	—	—	470	—	—	470
Repurchased units withheld for employee tax obligation	—	(58)	(10)	(68)	—	(136)

Balance at December 31, 2014	$—	$171,055	$(5,566)	$(39,762)	$(9,833)	$115,894

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Consolidated and Combined Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
			Predecessor
Cash flows from operating activities
Net income (loss)	$122,814	$(29,838)	$(12,831)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	22,441	20,432	14,814
Write-off of deferred offering costs	—	—	8,931
Gain on acquisition of business	—	—	(1,512)
Gain on sale of assets and insurance recoveries	(87)	(779)	(487)
Impairments on terminal asset	288	—	529
Provision for doubtful accounts	2,350	887	591
Undistributed loss on investment of foreign affiliate	—	—	1,009
Non-cash unit-based compensation	8,182	6	—
Deferred income taxes	2,467	(9,014)	(5,389)
Changes in assets and liabilities, net of effects of contribution agreement:
Accounts receivable	(19,135)	(158,191)	24,160
Inventories	84,456	30,635	54,373
Prepaid expenses and other assets	15,254	480	19,216
Fair value of commodity derivative instruments	(242,596)	51,487	27,208
Due to/from General Partner and affiliates	11,964	5,052	—
Accounts payable, accrued liabilities and other	7,166	8,180	32,517

Net cash provided by (used in) operating activities	15,564	(80,663)	163,129

Cash flows from investing activities
Purchases of property, plant and equipment	(18,580)	(28,090)	(7,293)
Proceeds from property insurance settlements and sale of assets	1,603	2,039	636
Acquisitions, net of cash acquired	(115,515)	(20,700)	(73,036)

Net cash used in investing activities	(132,492)	(46,751)	(79,693)

Cash flows from financing activities
Net borrowings (payments) under credit agreements	244,739	28,387	(107,822)
Borrowings of unsecured debt	—	—	25,000
Payments on capital lease liabilities and term debt	(848)	(2,342)	(1,346)
Payments on long-term terminal obligations	(602)	(459)	(668)
Debt issue costs	(4,432)	(16,699)	(422)
Dividend paid to Parent	—	(40,000)	(26,900)
Distributions to unitholders	(31,594)	—	—
Capital contribution from Parent	—	10,000	—
Proceeds from initial public offering	—	140,251	—
Foreign exchange on capital lease obligations	(184)	—	—
Repurchased units withheld for employee tax obligation.	(136)	—	—
Cash distribution to Parent in connection with initial public offering	—	(10,038)	—
Net (payments) borrowings to Parent and affiliate	(32,035)	17,500	—
Distribution to Parent for contribution of Kildair	(56,665)
Net increase (decrease) in payable to Parent	147	(641)	598

Net cash provided by (used in) financing activities	118,390	125,959	(111,560)

Effect of exchange rate changes on cash balances held in foreign currencies	572	(190)	(14)

Net change in cash and cash equivalents	2,034	(1,645)	(28,138)
Cash and cash equivalents, beginning of period	2,046	3,691	31,829

Cash and cash equivalents, end of period	$4,080	$2,046	$3,691

Supplemental disclosure of cash flow information
Cash paid for interest	$25,036	$26,309	$20,977
Cash paid for taxes	$1,827	$3,392	$2,831
Fair value of common units issued in connection with acquisitions	$15,320	$—	$—

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Notes to Consolidated and Combined Financial Statements

(in thousands unless otherwise stated)

1.	Description of Business and Summary of Significant Accounting Policies

Company Businesses

Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 to engage in activities for which limited partnerships may be organized under the Delaware Revised Limited Partnership Act including, but not limited to, actions to form a limited liability company and/or acquire assets owned by Sprague Operating Resources LLC, a Delaware limited liability company and the Partnership’s operating company (the “Predecessor” and “OLLC”), an entity engaged in the sale of energy products, as well as materials handling operations.

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

The Partnership is one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. The Partnership owns, operates and/or controls a network of 19 refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal and certain commercial trucking activities. As of December 31, 2014 our general partner employs over 580 full-time employees who support the Partnership’s operations, of which approximately 8% are covered by collective bargaining agreements and Kildair has approximately 100 employees, of which approximately 36% are covered by collective bargaining agreements.

Since 2007 and through September 30, 2012, the Predecessor, through its wholly-owned foreign subsidiary, Sprague Energy Canada Ltd., owned a 50% equity investment in 9047-1137 Quebec Inc. (“Kildair”). Kildair owns a terminal in Sorel-Tracy, Quebec, on the St. Lawrence River where it maintains 3.3 million barrels of residual fuel, asphalt, and crude oil storage. Kildair’s primary businesses include marketing of residual fuel oil both locally and for export, marketing of asphalt including polymer modified grades, and crude-by-rail handling services. Kildair’s terminal has blending infrastructure allowing the ability to process a wide range of varying quality blend components. The facility also includes an asphalt and residual fuel oil testing laboratory, 25 truck and railcar loading and offloading racks, 120 railcars of offloading capacity, including 60 in the new crude oil rail offloading section, and a dock with the capability to receive ships with up to 450,000 barrels of capacity. On October 1, 2012, the Predecessor acquired the remaining 50% equity interest in Kildair (see Note 3). Kildair’s results of operations are not included in the results of the Partnership’s operations prior to October 1, 2012, as it was accounted for as an equity method investment.

In connection with the completion on October 30, 2013 of the initial public offering (the “IPO”) of limited partner interests of the Partnership, Axel Johnson Inc. (the “Parent” or “Axel Johnson”) contributed to Sprague Holdings all of the ownership interests in the Predecessor. The Predecessor distributed to a wholly owned subsidiary of Sprague Holdings certain assets and liabilities, its ownership of Kildair and accounts receivable and cash in an aggregate amount equal to the net proceeds of the IPO. Sprague Holdings then contributed all of the ownership interests in the Predecessor to the Partnership. All of the assets and liabilities of the Predecessor contributed to the Partnership by Sprague Holdings were recorded at the Parent’s historical cost, as the foregoing transactions are among entities under common control.

On December 9, 2014, the Partnership acquired all of the equity interest in Kildair through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties, LLC, from a wholly owned subsidiary of Sprague Holdings. As this transaction represents a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson, which commenced on October 1, 2012. Limited partners’ interest in net income (loss) as well as the related per unit amounts have not been recast.

Basis of Presentation

The Consolidated and Combined Financial Statements include the accounts of the Partnership commencing October 30, 2013, and the Predecessor and its wholly-owned subsidiaries through October 30, 2013. Intercompany transactions between the Partnership, Predecessor and its subsidiaries have been eliminated. Investments in affiliated companies, greater than 20% voting interest or where the Partnership or Predecessor exerts significant influence over an investee but lacks control over the investee are accounted for using the equity method. For the year ended December 31, 2013, the financial statements for the Partnership and the Predecessor are presented on a combined basis as the entities were under common control.

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

Revenue Recognition and Cost of Products Sold

The Partnership recognizes revenue on refined products, natural gas and materials handling revenue-producing activities, net of applicable provisions for discounts and allowances. Allowances for cash discounts are recorded as a reduction of revenue at the time of sale. Cash discounts were $8.9 million, $7.8 million and $7.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. At the time of sale for all revenue producing activities, persuasive evidence of an arrangement exists, delivery or service has occurred, the price is fixed or determinable, and collectability is reasonably assured.

Refined products revenue-producing activities are direct sales to customers including throughput and exchange locations. Revenue is recognized when the product is delivered. Revenue is not recognized on exchange agreements, which are entered into primarily to acquire refined products by taking delivery of products closer to the Partnership’s end markets. Net differentials or fees for exchange agreements are recorded within cost of products sold. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Revenue is recognized when the product is delivered. Materials handling service revenue is recognized monthly over the contractual service period or when the service is rendered. Revenue from other activities, primarily coal distribution and transportation services, is recognized when the product is delivered or the services are rendered.

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

Commodity Derivatives

The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. On a limited basis and within the Partnership’s risk management guidelines, the Partnership utilizes derivatives to generate profits from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets in the Consolidated Balance Sheets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities in the Consolidated Balance Sheets. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2014 will settle prior to June 30, 2016.

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

The Partnership’s derivative instruments are recorded at fair value, with changes in fair value recognized in net income (loss) each period. The Partnership’s fair value measurements are determined using the market approach and includes non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Partnership’s credit is considered for payable balances.

The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2014 or 2013.

Interest Rate Derivatives

The Partnership manages its exposure to variable LIBOR borrowings by using interest rate swaps to convert a portion of its variable rate debt to fixed rates. These interest rate swaps are designated as cash flow hedges and the effective portion of changes in fair value of the swaps are included as a component of comprehensive income (loss) and accumulated other comprehensive income (loss), net of tax, in the Consolidated and Combined Statements of Comprehensive Income (Loss) and in the Consolidated Balance Sheets, respectively. The ineffective portion of the changes in fair value of the swaps, which was not material, is recorded in interest expense.

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

Market and Credit Risk

The Partnership manages the risk fluctuations in the price and transportation costs of its commodities through the use of derivative instruments. The volatility of prices for energy commodities can be significantly influenced by market supply and demand, changes in seasonal demand, weather conditions, transportation availability, and federal and state regulations. The Partnership monitors and manages its exposure to market risk on a daily basis in accordance with approved policies.

The Partnership has a number of financial instruments that are potentially at risk including cash and cash equivalents, receivables and derivative contracts. The Partnership’s primary exposure is credit risk related to its receivables and counterparty performance risk related to its derivative assets, which is the loss that may result from a customer’s or counterparty’s non-performance. The Partnership uses credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, employing credit mitigation measures such as analyzing customer financial statements, and accepting personal guarantees and various forms of collateral.

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

The Partnership determines fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” which established a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.

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

Earnings (Loss) Per Unit

The Partnership computes income per unit using the two-class method. Net income (loss) attributable to common unitholders and subordinated unitholders for purposes of the basic income (loss) per unit computation is allocated between the common unitholders and subordinated unitholders by applying the provisions of the partnership agreement. Under the two-class method, any excess of distributions declared over net income (loss) is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income (loss) per unit is determined by dividing the net income (loss) allocated to the common unitholders and the subordinated unitholders under the two-class method by the number of common units and subordinated units outstanding at December 31, 2014 and 2013.

Sprague Holdings owns all of the outstanding subordinated units and the incentive distribution rights (“IDR”) as of December 31, 2014. Pursuant to the partnership agreement, to the extent that the quarterly distributions exceed certain targets, Sprague Holdings is entitled to receive certain incentive distributions that will result in more net income (loss) proportionately being allocated to Sprague Holdings than to the other holders of common units.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 260 (“ASC 260”) — “Earnings per Share” addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity. The application of ASC 260 may have an impact on earnings per limited partner common and subordinated units in future periods if there are material differences between net income (loss) and actual cash distributions or if other participating units are issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid investments which are readily convertible into cash and have maturities of three months or less when purchased.

Inventories

The Partnership’s inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out method, except for Kildair, which used the weighted average method. Inventory consists of petroleum products, natural gas, asphalt and coal. The Partnership uses derivative instruments, primarily futures, forwards and swaps, to economically hedge substantially all of its inventory.

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

Long-lived Asset Impairment

The Partnership evaluates the carrying value of its property, plant and equipment and finite lived intangible assets for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable based on estimated future undiscounted cash flows. Future cash flow projections include assumptions of future sales levels, the impact of cost reduction programs, and the level of working capital needed to support each business. To the extent the carrying amount of the asset group is not recoverable based on undiscounted cash flows, the amount of impairment is measured by the difference between the carrying value and the fair value of the individual assets.

Purchase Price Allocation

The Partnership and the Predecessor allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Property, plant and equipment and goodwill generally represent large components of these acquisitions. In addition to goodwill, intangible assets acquired typically includes customer relationships and non-compete agreements. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed. Customer relationships and non-compete agreements are valued based on an excess earnings or income approach based on projected cash flows.

Other assets acquired and liabilities assumed typically include, but are not limited to, inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entity’s balance sheet.

Goodwill

Goodwill is not amortized but tested for impairment at the reporting unit level, at least annually (as of October 31 each year), by determining the fair value of the reporting unit and comparing it to its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit exceeds its fair value, the Partnership will determine if there is a potential impairment by comparing the implied fair value of goodwill with the carrying amount. If the implied fair value of goodwill is less than the carrying amount, an impairment loss would be reported. The Partnership assesses the fair value of its reporting units based on a discounted cash flow valuation model (Level 3 measurement). The key assumptions used are discount rates and growth rates, applied to cash flow projections. These assumptions contemplate business, market and overall economic conditions.

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

Intangibles, Net

Intangibles, net consist of intangible assets with finite lives, including customer relationships and covenants not to compete. Intangibles and other assets are amortized over their respective estimated useful lives. The Partnership evaluates its intangible and other assets for impairment when indicators are present.

Income Taxes

The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, Sprague Energy Solutions, Inc. Sprague Energy Solutions, Inc. is subject to U.S. federal, state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2014, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.

Prior to the IPO, the Predecessor was not a separate taxable entity for U.S. federal and certain state income tax purposes and its results were included in the consolidated U.S. federal and certain state income tax returns of Lexa International Corporation, which is the sole shareholder of the Predecessor’s Parent. Income tax provisions and benefits, related tax payments, and current and deferred tax balances were prepared as if the Predecessor operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing agreement between the Predecessor and the Parent. Under the tax sharing agreement, the Predecessor is obligated to pay U.S. federal and certain state taxes to the Parent. In the event that the Parent does not have a consolidated liability for U.S. federal or certain state taxes, the Predecessor is not obligated to pay the Parent for such taxes and all such amounts are reflected as capital contributions.

Income taxes are provided using the asset and liability method prescribed by ASC 740, “Income Taxes.” Under this method, income taxes (e.g., deferred tax assets, deferred tax liabilities, taxes currently payable and tax expense) are recorded based on amounts refundable or payable in the current year and include the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. Deferred taxes are measured by applying currently enacted tax rates. The Partnership establishes a valuation allowance for deferred tax assets when it is more likely than not that these assets will not be realized.

All of our Canadian operations are conducted within entities that are treated as corporations for Canadian tax purposes and are subject to Canadian federal and provincial taxes. Additionally, payments of interest and dividends from our Canadian entities to other Sprague entities are subject to Canadian withholding tax that is treated as income tax expense.

The Partnership recognizes the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense.

Foreign Currency

Prior to December 31, 2013, the functional currency of Kildair was the Canadian dollar. All balance sheet asset and liability accounts were translated to U.S. dollars using rates of exchange in effect at the balance sheet dates, and its results of operations were translated using average exchange rates for the relevant period. Resulting translation adjustments were recorded as a component of member’s/unitholders’ equity in accumulated other comprehensive loss.

On January 1, 2014, the Partnership changed the functional currency of Kildair from the Canadian Dollar to the U.S. Dollar as a result of performing a review of the appropriateness of the status of the functional currency for this subsidiary. The functional currency of the Partnership’s other Canadian subsidiaries (Wintergreen and Transit) remains the Canadian Dollar. The Partnership’s reporting currency is the U.S. dollar. In accordance with ASC-830 “Foreign Currency Matters”, the change took place prospectively on the first day of the fiscal year, there was no income statement or cash flow translation required and translation adjustments for prior periods were not removed from equity.

Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2014, 2013 and 2012, transaction exchange gains or losses, except for certain transaction gains or losses related to intercompany receivable and payables, amounted to a gain of $0.5 million and losses of $7.9 million and $1.4 million, respectively, which is recorded in cost of products sold in the Consolidated and Combined Statements of Operations.

Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive loss as a component of member’s/unitholders’ equity.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The Partnership continues to evaluate both the impact of this new standard on the consolidated financial statements and the transition method it will utilize for adoption. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted.

In April 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU revises the criteria for reporting discontinued operations and requires additional disclosures, both for discontinued operations and for individually significant dispositions and assets classified as held for sale not qualifying as discontinued operations. The Partnership has early adopted this guidance on a prospective basis. The adoption did not have an impact on the Partnership’s consolidated financial statements.

2.	Initial Public Offering

On October 30, 2013, in connection with the closing of the IPO, 8,500,000 of the Partnership’s common units, representing a 42.2% limited partner interest in the Partnership, were sold to the public at an initial public offering price of $18.00 per unit. Net proceeds of the sale of the common units were $140.3 million after deducting underwriting discounts and commissions, the structuring fee and offering expenses. Immediately after the IPO, Sprague Holdings owned 1,571,970 common units and 10,071,970 subordinated units, which represented an aggregate 57.8% limited partner interest in the Partnership.

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

The partnership agreement contains provisions for the allocation of net income (loss) to the unitholders. For purposes of maintaining partner capital accounts, the partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their respective percentage interest. Normal allocations according to percentage interests are made after giving effect, if any, to priority income allocations in an amount equal to incentive cash distributions allocated 100% to Sprague Holdings.

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

The Services Agreement will automatically renew at the end of the initial term for successive one-year terms until terminated in accordance with the terms thereof. The Services Agreement does not limit the ability of the officers and employees of the General Partner to provide services to other affiliates of Sprague Holdings or unaffiliated third parties (see Note 13).

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

Kildair

Prior to October 1, 2012

In October 2007, the Predecessor purchased a 50% equity interest in Kildair for $38.7 million. The share purchase agreement provided for the Predecessor to acquire the remaining 50% of Kildair in 2012, subject to terms and conditions within the discretion of the Predecessor, for an additional $27.5 million Canadian, plus a potential earn-out payment if EBITDA over the five year period exceeded $55.0 million Canadian. The difference between the acquisition cost and the fair value of net assets acquired in October 2007 of $13.2 million was allocated to various assets and liabilities based on their respective fair values with amortization recorded over the useful lives of the assets or liabilities that gave rise to the difference. Through September 30, 2012, the investment in Kildair was accounted for using the equity method of accounting and the Predecessor’s share of its results were recorded as equity in net loss of foreign affiliate in the Consolidated and Combined Statements of Operations.

The Predecessor’s equity share of earnings from its investment in Kildair, which includes amortization of the excess of the fair value over the cost of the assets acquired, was a loss of $1.0 million, net of tax, for the period from January 1, 2012 to September 30, 2012.

From October 1, 2012 through October 30, 2013

On October 1, 2012, the Predecessor acquired control of Kildair by purchasing the remaining 50% equity interest. Since the acquisition date, the assets, liabilities and results of operations of Kildair have been consolidated into the Predecessor’s consolidated financial statements.

The acquisition-date fair value of the consideration paid to the previous 50% owner of Kildair consisted of cash of $73.0 million (including an $8.7 million redemption of preferred shares) and the fair value of the Predecessor’s previous 50% equity interest. The Predecessor recognized a gain of $1.5 million as a result of re-measuring to fair value its prior equity interest held before the business combination. The fair value was determined using valuation techniques including the discounted cash flow approach and the market multiple approach (enterprise value of earnings before interest, taxes, depreciation and amortization). The discounted cash flow approach incorporates assumptions including estimated future cash flows and a discount rate that reflects consideration of risk free rates as well as market risk. The market multiple approach incorporates market information from comparable companies. The gain, which resulted in no income tax expense, was recorded in 2012 as gain on acquisition of a business in the Consolidated and Combined Statements of Operations.

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

The goodwill recognized is primarily attributable to Kildair’ s assembled workforce, its reputation in Eastern Canada and the Northeast United States and the residual cash flow the Predecessor believes that it will be able to generate. None of the goodwill is deductible for income tax purposes.

Acquisition by the Partnership on December 9, 2014

On December 9, 2014, the Partnership acquired all of the equity interests in Kildair through the acquisition of its ownership in Kildair’s parent, Sprague Canadian Properties LLC, for total consideration of $175.0 million (a portion of which was used to retire Kildair debt), which included $10.0 million in unregistered common units of Sprague Resources LP. As the acquisition of Kildair by the Partnership represents a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast by including the historical financial results of Kildair for all periods that were controlled by Axel Johnson. As such, summarized financial information has not been presented.

The Partnership recognized $1.7 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense in the accompanying Consolidated and Combined Statements of Operations.

Acquisition of Castle Oil

On December 8, 2014, the Partnership acquired substantially all of the assets of Castle Oil (“Castle”) and certain of its affiliates by purchasing Castle’s Bronx, New York terminal and its associated wholesale, commercial, and retail fuel distribution business. The acquisition-date fair value of the consideration consisted of cash of $45.3 million, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and approximately $5.3 million in unregistered common units, plus payments for Castle’s inventory and other current assets of approximately $37.0 million. Castle’s Bronx terminal is a large deep water petroleum products terminal located in New York City and has 0.9 million barrels of storage capacity, The purchase of this facility augments the Partnership’s supply, storage and marketing opportunities and provides new opportunities in refined fuels, and expanded materials handling capabilities. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

The following table summarizes the preliminary fair values of the assets acquired:

Inventories	$36,512
Derivative assets	4,837
Other current assets and prepaids	533
Property plant and equipment	48,316
Intangibles and other assets	6,631

Total identifiable assets acquired	96,829
Accrued liabilities	2,018
Derivative liabilities	390
Long term capital leases	1,503
Other liabilities	761

Total liabilities assumed	4,672

Net assets acquired	$92,157

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The Partnership is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and resulting effect on income from operations may differ from the amount included above. The Partnership expects to finalize the purchase allocation during 2015.

The following represent the unaudited pro forma consolidated net sales and net income (loss) as if Castle had been included in the consolidated results of the Partnership for the twelve months ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014	2013
Net sales	$5,796,440	$5,522,226
Net income (loss)	$124,101	$(15,021)
Limited partners’ interest in net income (loss)	$120,021	$(15,417)
Net income (loss) per limited partner common unit—basic	$5.87	$(0.76)
Net income (loss) per limited partner common unit—diluted	$5.86	$(0.76)

These amounts have been calculated after applying the Partnership’s accounting policies and adjusting the results of Castle to reflect the depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment; and intangible assets had been applied on January 1, 2013, together with an adjustment to reflect taxes as a pass-through entity for U.S. federal income tax purposes. Castle’s net sales and net income included in the Partnership’s consolidated operating results from December 8, 2014, the acquisition date, through the year ended December 31, 2014 were $43.0 million and $1.2 million, respectively.

The Partnership recognized $1.1 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense in the accompanying Consolidated and Combined Statements of Operations.

Acquisition of Metromedia Gas & Power, Inc.

On October 1, 2014, the Partnership completed its purchase of Metromedia Gas & Power Inc. (“Metromedia Energy”) for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $32.8 million. Metromedia Energy markets natural gas and brokers electricity to commercial, industrial and municipal consumers primarily in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Inventories	$1,365
Derivative assets	24,971
Other current assets	543
Intangible assets	13,900
Natural gas transportation assets	39,427
Other long term assets	6,683
Property, plant, and equipment	556

Total identifiable assets acquired	87,445
Derivative liabilities	67,413
Other current liabilities	52
Natural gas transportation liabilities	1,458

Total liabilities assumed	68,923
Net identifiable assets acquired	18,522
Goodwill	14,243

Net assets acquired	$32,765

The Partnership determined the fair value of intangible assets using income approaches that incorporated projected cash flows as well as excess earnings and lost profits methods. The Partnership determined the fair value of derivative assets, derivative liabilities and natural gas transportation assets by applying the Partnership’s existing valuation methodologies. The Partnership’s analysis of fair value factors indicated that for substantially all other assets and liabilities that book value approximated fair value.

The goodwill recognized is primarily attributable to Metromedia Energy’s assembled workforce, its reputation in the Northeast United States and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is expected to be deductible for tax purposes.

The Partnership recognized $0.1 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense in the accompanying Consolidated and Combined Statements of Operations.

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

The acquisition was accounted for as a business combination and was financed with a capital contribution of $10.0 million from the Parent (see Note 13) and $10.7 million of borrowings under the acquisition line of the Predecessor’s credit facility.

The following table summarizes the fair values of the assets acquired:

Property, plant and equipment	$20,190
Intangible assets—customer relationships	510

Net assets acquired	$20,700

The Predecessor incurred $0.2 million of acquisition related costs that were recorded as selling, general and administrative expense at the acquisition date.

4.	Accumulated Other Comprehensive Loss, Net of Tax

Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2014	2013
Fair value of interest rate swaps, net of tax	$(406)	$(2,326)
Cumulative foreign currency translation adjustment	(9,427)	(8,284)

Accumulated other comprehensive loss, net of tax	$(9,833)	$(10,610)

The cumulative foreign currency translation loss adjustment as of December 31, 2013 includes a cumulative loss of $0.5 million, respectively related to the conversion of affiliate advances not anticipated to be settled in the foreseeable future.

A summary of the changes in accumulated other comprehensive income (loss) related to foreign currency translation is as follows:

	Years Ended December 31,
	2014	2013	2012
Balance-beginning of period	$(8,284)	$(1,308)	$(300)
Foreign currency translation adjustment	(1,143)	(3,476)	928
Unrealized loss on inter-entity long-term foreign currency translation	—	(3,500)	(1,936)

Balance-end of period	$(9,427)	$(8,284)	$(1,308)

5.	Accounts Receivable, Net

	As of December 31,
	2014	2013
Accounts receivable, trade	$280,657	$265,842
Less allowance for doubtful accounts	(3,976)	(1,607)

Net accounts receivable, trade	276,681	264,235
Accounts receivable, other	12,743	10,452

Accounts receivable, net	$289,424	$274,687

Unbilled accounts receivable, included in accounts receivable, trade, at December 31, 2014 and 2013 were $64.1 million and $71.0 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	Deductions	Balance at End of Period
Balance, December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$1,607	$2,350	$84	$65	$3,976
Allowance for notes receivable	3,515	—	(84)	1,064	2,367

Total	$5,122	$2,350	$—	$1,129	$6,343

Balance, December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$2,556	$559	$(740)	$768	$1,607
Allowance for notes receivable	2,847	328	740	400	3,515

Total	$5,403	$887	$—	$1,168	$5,122

Predecessor Balance, December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$3,743	$591	$(844)	$934	$2,556
Allowance for notes receivable	2,269	—	844	266	2,847

Total	$6,012	$591	$—	$1,200	$5,403

Notes receivable, net of allowance, are generally long-term arrangements and are included in other assets, net in the Partnership’s Consolidated Balance Sheets.

6.	Inventories

	As of December 31,
	2014	2013
Petroleum and related products	$366,431	$414,290
Asphalt	18,357	19,141
Coal	2,380	1,886
Natural gas	3,387	1,818

Inventories	$390,555	$437,135

Due to changing market conditions, the Partnership recorded a provision of $50.5 million, $1.7 million and $6.3 million as of December 31, 2014, 2013 and 2012, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold in the Consolidated and Combined Statements of Operations.

7.	Other Current Assets

	As of December 31,
	2014	2013
Margin deposits with brokers	$22,779	$18,765
Natural gas transportation, current portion	11,748	—
Prepaid petroleum products	8,071	5,428
Income tax receivable	436	1,640
Other	9,382	5,603

Other current assets	$52,416	$31,436

8.	Property, Plant and Equipment, Net

	As of December 31,
	2014	2013
Plant, machinery, furniture and fixtures	$293,080	$243,861
Building and leasehold improvements	14,565	13,493
Land and land improvements	60,395	25,418
Construction in progress	3,238	23,212

Property, plant and equipment, gross	371,278	305,984
Less: accumulated depreciation	(121,152)	(107,508)

Property, plant and equipment, net	$250,126	$198,476

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $14.5 million, $13.8 million and $10.7 million, respectively.

Property, plant and equipment include the following amounts for capital leases:

	As of December 31,
	2014	2013
Plant, machinery, furniture and fixtures	$16,931	$15,539
Building and leasehold improvements	4,719	4,281
Land and land improvements	251	251

Property, plant and equipment, gross	21,901	20,071
Less: accumulated amortization	(8,175)	(6,895)

Property, plant and equipment, net	$13,726	$13,176

Amortization expense on capital leased assets for the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $1.3 million and $0.9 million, respectively.

9.	Intangibles, Net

	As of December 31, 2014
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net

Customer relationships	5-16	$31,961	$6,853	$25,108
Other	5-7	4,671	2,153	2,518

Intangible assets, net		$36,632	$9,006	$27,626

	As of December 31, 2013
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net

Customer relationships	5-14	$13,735	$4,620	$9,115
Other	7	3,672	1,228	2,444

Intangible assets, net		$17,407	$5,848	$11,559

The Partnership recorded amortization expense related to intangible assets of $3.2 million, $2.7 million and $0.9 million during the years ended December 31, 2014, 2013 and 2012, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense in the accompanying Consolidated and Combined Statements of Operations.

During the years ended December 31, 2014, the Partnership acquired intangible assets of $19.2 million (consisting of $18.2 million of customer relationships and $1.0 million of other intangibles). During the years ended December 31, 2013 and 2012, the Predecessor acquired intangible assets of $0.5 million of customer relationships and $13.9 million (consisting of $9.9 million of customer relationships and $4.0 million of other intangibles), respectively (see Note 3).

Amortization of intangible assets is calculated by the sum-of-the-years’-digits method over the periods of expected benefit. The Partnership believes the sum-of-the-years’-digits method of amortization properly reflects the timing of the recognition of the economic benefits realized from its intangible assets. The estimated future annual amortization expense of intangible assets for the years ending December 31, 2015, 2016, 2017, 2018 and 2019 is $4.6 million, $4.0 million, $3.4 million, $2.9 million and $2.5 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

10.	Other Assets, Net

	As of December 31,
	2014	2013
Deferred debt issuance costs	$15,487	$15,910
Deposits	6,893	1,005
Natural gas transportation, long-term portion	5,677	—
Other	2,162	1,637

Other assets, net	$30,219	$18,552

Deferred Debt Issuance Costs

The Partnership recorded amortization expense related to deferred debt issuance costs of $4.8 million, $3.9 million and $3.1 million during the years ended December 31, 2014, 2013 and 2012, respectively. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense in the accompanying Consolidated and Combined Statements of Operations.

Natural Gas Transportation Assets

In connection with the Metromedia Energy acquisition, the Partnership recorded an asset in the amount of $39.4 million, and a liability in the amount of $1.5 million, representing the fair value of natural gas transportation contracts acquired. These assets and liabilities will be amortized into cost of products sold in our natural gas segment over the life of the underlying agreements. During the year ended December 31, 2014, the Partnership recorded a charge to cost of products sold of $21.9 million which included $13.6 million due to a decline in value as a result of decreasing natural gas spreads. The estimated future expense of the net natural gas transportation assets for the years ended December 31, 2015, 2016 and 2017 is $10.8 million, $4.6 million, and $0.6 million respectively. The amount expected to be expensed in the year ended December 31, 2015 has been recorded in Other Current Assets in the Partnership’s Consolidated Balance Sheet.

11.	Accrued Liabilities

	As of December 31,
	2014	2013
Accrued product taxes	$18,248	$8,053
Customer prepayments and deposits	14,665	12,981
Accrued product costs	10,174	2,243
Accrued wages and benefits	6,389	7,735
Other	14,340	12,916

Accrued liabilities	$63,816	$43,928

12.	Debt

	As of December 31,
	2014	2013
Current debt
Credit agreements	$396,961	$126,652
Credit agreement—Canadian subsidiary	—	42,613
Other	253	218

Current debt	397,214	169,483

Long-term debt
Credit agreements	417,789	332,848
Term loan—Canadian subsidiary	—	68,000
Other	567	500

Long-term debt	418,356	401,348

Total debt	$815,570	$570,831

Credit Agreements

On December 9, 2014, in connection with the acquisition of Kildair, the Partnership entered into an amended and restated revolving credit agreement (the “Credit Agreement”) that will mature on December 9, 2019. The revolving credit facilities under the Credit Agreement contain, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $1.0 billion to be used for working capital loans and letters of credit in the principal amount equal to the lesser of Sprague’s borrowing base and $1.0 billion;

•	A multicurrency revolving working capital facility of up to $120.0 million to be used by Sprague’s Canadian subsidiaries for working capital loans and letters of credit in the principal amount equal to the lesser of Kildair’ s borrowing base and $120.0 million.

•	A revolving acquisition facility of up to $400.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to Sprague’s current businesses; and,

•	Subject to certain conditions, the U.S. dollar or multicurrency revolving working capital facilities may be increased by $200.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

All obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.

Indebtedness under the Credit Agreement will bear interest, at the Partnership’s option, at a rate per annum equal to either the Eurocurrency Base Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.

For the U.S. dollar working capital facility and the acquisition facility, the alternate rate is the Base Rate which is the higher of (a) the U.S. Prime Rate as in effect from time to time, (b) the Federal Funds rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.

For the Canadian dollar working capital facility, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose. As of December 31, 2014, the Partnership was in compliance with these financial covenants.

Prior to December 9, 2014, the Partnership’s revolving credit agreement had a maturity date of October 30, 2018, and was secured by substantially all of the Partnership’s assets. This agreement included a $750.0 million working capital facility used to fund working capital and letters of credit and a $250.0 million acquisition facility. Borrowings under this agreement bore interest based on LIBOR, plus a specified margin, which was a function of the utilization of this agreement for the working capital facility and leverage ratio for the acquisition facility.

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

As of December 31, 2014 and 2013, working capital facilities borrowings were $503.2 million and $351.6 million, respectively, and outstanding letters of credit were $120.2 million and $73.4 million, respectively. The working capital facilities are subject to borrowing base reporting and as of December 31, 2014 and 2013, had a borrowing base of $843.3 million and $573.8 million, respectively. As of December 31, 2014, excess availability under the working capital facility was $219.9 million.

As of December 31, 2014 and 2013, acquisition line borrowings were $311.6 million and $107.9 million, respectively. As of December 31, 2014, excess availability under the acquisition facility was $88.4 million.

The weighted average interest rate at December 31, 2014 and 2013 was 2.8% and 3.4%, respectively. The current portion of the credit agreement at December 31, 2014 and 2013 represents the amounts intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of defaults as defined in the Credit Agreement. As of December 31, 2014, the Partnership is in compliance with these financial covenants.

Working Capital and Term Loan Credit Facility—Canadian Subsidiary

The Partnership utilizes a credit facility in order to finance its operations, consisting of a working capital facility and term loan facility for a total amount of $210.0 ($120.0 of working capital facility and $90.0 of term loan) or the equivalent amount in Canadian dollars. The credit facility is guaranteed by Kildair’s parent, and is secured by Kildair’s assets, Kildair’s parent’s assets and the assets of companies under common control. The amount used as of December 31, 2013 is $110.6 with $42.6 of Working Capital loans and $68.0 of Term loan. The loans under the facility bear interest at either Prime / Base Rate plus a spread based on utilization or CDOR / Eurodollar rates plus a spread and matures in April 2015. The effective Canadian dollar borrowing rate is 5.13% at December 31, 2013.

The terms of the credit facility impose financial covenants including a minimum consolidated net working capital, a minimum consolidated fixed charge coverage ratio, a maximum consolidated secured leverage ratio, a limitation on capital expenditures. As of December 31, 2013, the Company was in compliance with the restrictive covenants.

This credit facility was retired in connection with the Partnership acquiring Kildair on December 9, 2014.

13.	Related Party Transactions

The Parent charged the Predecessor $1.1 million for the period January 1, 2013 to October 29, 2013 and $1.3 million for the year ended December 31, 2012, for oversight and monitoring of the Predecessor. Such amounts are included in selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. Intercompany activities are settled monthly and do not bear interest. There are no material intercompany accounts receivable or intercompany accounts payable balances outstanding with the Parent as of December 31, 2014. As of December 31, 2013, Kildair had notes payable to the Parent and an affiliate of the Parent of $17.5 million and $14.5 million, respectively. These notes payable were retired in connection with the Partnership acquiring Kildair on December 9, 2014.

For the period from January 1, 2013 to October 30, 2013 and for the years ended December 31, 2012, the Predecessor made cash distributions to the Parent of $40.0 million and $26.9 million, respectively, as permitted by the Predecessor Credit Agreement.

In connection with the IPO, the Predecessor distributed to Sprague Holdings, or its affiliates, certain assets and liabilities, including among others, its ownership of Kildair as well as accounts receivable of $130.2 million and cash of $10.0 million in an aggregate amount equal to the net proceeds of the IPO. On December 9, 2014, the Partnership acquired all of the equity interest in Kildair through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties, LLC (see Note 1).

Through the General Partner, the Partnership participates in certain of the Parent’s pension and other benefit plans (see Note 16) and the Predecessor also had a tax sharing agreement with the Parent (see Note 15).

During July 2013 the Predecessor received a capital contribution of $10.0 million from the Parent in connection with the acquisition of the oil terminal in Bridgeport, Connecticut (see Note 3).

The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $82.0 million for the year ended December 31, 2014 and $12.9 million for the period from October 30, 2013 through December 31, 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor. Amounts due to the General Partner were $16.3 million and $4.8 million as of December 31, 2014 and 2013, respectively.

14.	Other Liabilities

	As of December 31,
	2014	2013
Port Authority terminal obligations	$8,409	$9,012
Postretirement benefit obligations	4,360	4,742
Other	5,115	1,261

Other liabilities	$17,884	$15,015

The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at December 31, 2014 and 2013 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement (“License Agreement”), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a capital lease and are included in property, plant and equipment.

Postretirement benefit obligations are comprised of actuarially determined postretirement healthcare, life insurance and other postretirement benefits (see Note 16).

15.	Income Taxes

Prior to the completion of the IPO, the Predecessor prepared its income tax provision as if it operated as a stand-alone taxpayer for all periods presented in accordance with a pre-existing tax sharing agreement between the Predecessor and the Parent. With the completion of the IPO on October 30, 2013, the Partnership is now treated as a pass-through entity for U.S. federal income tax purposes. As a result, all income, expenses, gains, losses and tax credits generated flow through to its owners and, accordingly, do not result in a provision for U.S. federal income taxes and certain state income taxes.

The Partnership is generally not subject to U.S. state and federal income tax, with the exception in certain domestic jurisdictions based on the Partnership’s sourced taxable income. The Partnership’s taxable income or loss, which may vary substantially from the net income or net loss reported in the Consolidated and Combined Statements of Operations, is includable in the U.S. federal and state income tax returns of each unitholder.

The income tax provision (benefit) attributable to operations is summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
Current
U.S. federal income tax	$95	$8,572	$2,272
State and local income taxes	1,499	3,063	1,273
Foreign income taxes	1,448	755	(952)

Total current income tax provision	3,042	12,390	2,593

Deferred
U.S. federal income tax	(11)	(3,420)	(3,576)
State and local income taxes	1,618	(2,358)	(890)
Foreign income taxes	860	(2,353)	(923)

Total deferred income tax provision (benefit)	2,467	(8,131)	(5,389)

Total income tax provision (benefit)	$5,509	$4,259	$(2,796)

U.S. and international components of income (loss) before income taxes and equity in net loss of foreign affiliate were as follows:

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
U.S.	$120,470	$(15,772)	$(8,389)
Foreign	7,853	(9,807)	(6,229)

Total income (loss) before income taxes and equity in net loss of foreign affiliate	$128,323	$(25,579)	$(14,618)

Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
Statutory U.S. federal income tax at 35%	$44,913	$(8,951)	$(5,116)
Partnership (income) losses not subject to tax	(42,843)	10,854	—
State and local income taxes, net of federal tax	3,111	173	250
Foreign income taxes	328	1,520	(1,305)
Transaction costs	—	(55)	2,663
Other, including non-recurring items	—	718	712

Total income tax provision (benefit)	$5,509	$4,259	$(2,796)

The components of the deferred tax assets (liabilities) are as follows:

	As of December 31,
	2014	2013
Deferred tax assets (liabilities)
Current
Bad debts	$102	$37
Inventories	580	2,012
Compensation	108	138
Other	105	20

Current	895	2,207

Non-current
Depreciation and amortization	(18,338)	(17,940)
Other temporary differences, net	2,946	2,935
Valuation allowance	(434)	(436)

Non-current	(15,826)	(15,441)

Net deferred tax (liabilities)	$(14,931)	$(13,234)

As of December 31, 2014, the Partnership had foreign net operating loss carryforwards of approximately $3.0 million, and foreign investment tax credit carryforwards of $1.2 million, all of which were generated in Canada and expire in 2033. The Partnership’s foreign subsidiaries record investment tax credits under the deferral method.

The Predecessor was not a separate taxable entity for U.S. federal and certain state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Lexa International Corporation, which is the sole stockholder of the Parent. Income tax provisions and benefits, related tax payments, and current and deferred tax balances have been prepared as if the Predecessor operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing agreement between the Predecessor and the Parent. Under the tax sharing agreement, the Predecessor was obligated to pay U.S. federal and certain state taxes to the Parent. In the event that the Parent does not have a consolidated liability for U.S. federal or certain state taxes, the Predecessor was not obligated to pay the Parent for such taxes and all such amounts are reflected as capital contributions. For the period from January 1, 2013 through October 29, 2013 and the year ended December 31, 2012, the Predecessor received $8.8 million and $2.2 million, respectively, of non-cash capital contributions from its Parent under the tax sharing agreement.

The Predecessor’s and Partnership’s policy is to accrue interest and penalties on uncertain tax positions as a component of income tax expense. During the years ended December 31, 2014, 2013 and 2012, the interest and penalties recognized by the Predecessor and Partnership were immaterial. The Partnership and its subsidiaries are subject to examination by the Internal Revenue Service and certain states for the years ended December 31, 2014 and 2013.

As of December 31, 2014, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of approximately $46.1 million for certain Canadian subsidiaries which are indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is approximately $2.3 million at December 31, 2014.

16.	Retirement Plans

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

Through the General Partner, the Partnership also participates in an unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined benefit pension plan were reduced due to limitations under U.S. federal tax laws. Benefits under this plan were frozen as of December 31, 2003.

Both the Plan and the Retirement Restoration Plan are administered by the Parent. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $1.0 million, $1.7 million and $1.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $3.5 million, $3.1 million and $3.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Other Postretirement Benefits

The Parent and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Parent. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.3 million, $0.4 million, and $0.5 million during the years ended December 31, 2014, 2013 and 2012, respectively, related to these plans.

17.	Segment Reporting

The Partnership is a wholesale and commercial distributor engaged in the purchase, storage, distribution and sale of refined products and natural gas, and also provides storage and handling services for a broad range of materials. The Partnership has four reporting operating segments that comprise the structure used by the chief operating decision makers (CEO and CFO/COO) to make key operating decisions and assess performance. These segments are refined products, natural gas, materials handling and other activities. Segment information includes Kildair since the acquisition date of October 1, 2012.

The Partnership’s refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, asphalt, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to its customers. The Partnership has wholesale customers who resell the refined products they purchase from the Partnership and commercial customers who consume the refined products they purchase from the Partnership. The Partnership’s wholesale customers consist of home heating oil retailers and diesel fuel and gasoline resellers. The Partnership’s commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals and educational institutions.

The Partnership’s natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers primarily in the Northeast and Mid-Atlantic United States. The Partnership purchases natural gas from natural gas producers and trading companies.

The Partnership’s materials handling segment offloads, stores, and/or prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are fee-based activities which are generally conducted under multi-year agreements.

The Partnership’s other activities include the purchase, sale and distribution of coal and commercial trucking activities unrelated to its refined products segment. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin.

The Partnership evaluates segment performance based on adjusted gross margin, which is net sales less cost of products sold (exclusive of depreciation and amortization) decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), before allocations of corporate, terminal and trucking operating costs, depreciation, amortization, and interest. Based on the way the business is managed, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses among the operating segments. There were no significant intersegment sales for any of the years presented below.

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below:

	For the Years Ended December 31,
	2014	2013	2012
			Predecessor
	(in thousands)
Net sales:
Refined products	$4,650,871	$4,331,410	$3,757,859
Natural gas	359,984	304,843	242,006
Materials handling	37,776	28,446	32,536
Other operations	21,131	18,650	11,506

Net sales	$5,069,762	$4,683,349	$4,043,907

Adjusted gross margin (1):
Refined products	$146,021	$114,744	$77,480
Natural gas	55,536	40,373	26,844
Materials handling	37,811	28,430	32,320
Other operations	5,599	5,547	2,788

Adjusted gross margin	244,967	189,094	139,432
Reconciliation to operating income (2):
Add: unrealized gain (loss) on inventory (3)	11,070	(4,188)	(227)
Add: unrealized gain (loss) on natural gas transportation contracts (4)	58,694	(55,745)	(17,650)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(62,993)	(53,273)	(47,054)
Selling, general and administrative	(76,420)	(55,210)	(46,449)
Write-off of deferred offering costs	—	—	(8,931)
Depreciation and amortization	(17,625)	(16,515)	(11,665)

Operating income	157,693	4,163	7,456
Gain on acquisition of business	—	—	1,512
Other (expense) income	(288)	568	(160)
Interest income	569	604	534
Interest expense	(29,651)	(30,914)	(23,960)
Income tax (provision) benefit	(5,509)	(4,259)	2,796
Equity in net loss of foreign affiliate	—	—	(1,009)

Net income (loss)	$122,814	$(29,838)	$(12,831)

(1)	Adjusted gross margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its market value reporting to lenders. The Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory and natural gas transportation contracts relating to the underlying commodity derivative hedges, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory and the utilization of transportation contracts relating to those hedges is realized in net income (loss).
(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.
(3)	Inventory is valued at the lower of cost or market. The fair value of the derivatives the Company uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(4)	The unrealized hedging (gain) loss on natural gas transportation contracts represents the Company’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging losses (gains) in net income (loss).

The Partnership had no single customer whose revenue was greater than 10% of total net sales for the years ended December 31, 2014, 2013 and 2012, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $344.3 million, $286.6 million and $96.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Segment Assets

Due to the comingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.

Changes in the carrying amount of goodwill by segment were as follows:

	As of December 31, 2012	Other (1)	Distribution (2)	As of December 31, 2013	Metromedia Energy	As of December 31, 2014
Refined products	$38,145	$(571)	$(1,024)	$36,550	$—	$36,550
Natural gas	4,383	—	—	4,383	14,243	18,626
Materials handling	7,150	(254)	—	6,896	—	6,896
Other	1,216	—	—	1,216	—	1,216

Total	$50,894	$(825)	$(1,024)	$49,045	$14,243	$63,288

(1)	Reflects changes in the goodwill amounts resulting from foreign currency translation
(2)	Reflects goodwill associated with assets that were contributed to an affiliate of Sprague Holdings in connection with the IPO

Long-lived Assets

Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location are as follows:

	As of December 31,
	2014	2013
United States	$163,963	$116,807
Canada	86,163	81,669

Total	$250,126	$198,476

18.	Financial Instruments and Off-Balance Sheet Risk

Cash, Cash Equivalents, Accounts Receivable and Debt

As of December 31, 2014 and December 31, 2013, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of December 31, 2014 and December 31, 2013, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.

Derivative Instruments

The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$229,679	$—	$229,679	$—
Commodity swaps and options	74	—	74	—

Commodity derivatives	229,753	—	229,753	—
Interest rate swaps	137	—	137	—

Total	$229,890	$—	$229,890	$—

Financial liabilities:
Commodity exchange contracts	$97	$97	$—	$—
Commodity fixed forwards	80,080	—	80,080	—
Commodity swaps and options	8,424	—	8,424	—

Commodity derivatives	88,601	97	88,504	—
Interest rate swaps	553	—	553	—
Currency swaps	22	—	22	—

Total	$89,176	$97	$89,079	$—

	As of December 31, 2013
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity exchange contracts	$165	$165	$0	$—
Commodity fixed forwards	64,729	—	64,729	—
Commodity swaps and options	204	—	204	—

Commodity derivatives	65,098	165	64,933	—
Interest rate swaps	—	—	—	—

Total	$65,098	$165	$64,933	$—

Financial liabilities:
Commodity fixed forwards	$128,370	$—	$128,370	$—
Commodity swaps and options	198	—	198	—

Commodity derivatives	128,568	—	128,568	—
Interest rate swaps	2,388	—	2,388	—

Total	$130,956	$—	$130,956	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of these financial instruments, was approximately $229.9 million at December 31, 2014. Information related to these offsetting arrangements as of December 31, 2014 and December 31, 2013 is as follows:

	As of December 31, 2014
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$229,753	$—	$229,753	$(4,831)	$(2,417)	$222,505
Interest rate swap derivative assets	137	—	137	—	—	137

Fair value of derivative assets	$229,890	$—	$229,890	$(4,831)	$(2,417)	$222,642

Commodity derivative liabilities	$(88,601)	$—	$(88,601)	$4,831	$—	$(83,770)
Interest rate swap derivative liabilities	(553)	—	(553)	—	—	(553)
Currency swap derivative liabilities	(22)	—	(22)	—	—	(22)

Fair value of derivative liabilities	$(89,176)	$—	$(89,176)	$4,831	$—	$(84,345)

	As of December 31, 2013
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Gross Amount Not Offset in the Balance Sheet		Net Amount
				Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$65,098	$—	$65,098	$(5,506)	$(4)	$59,588

Fair value of derivative assets	$65,098	$—	$65,098	$(5,506)	$(4)	$59,588

Commodity derivative liabilities	$(128,568)	$—	$(128,568)	$5,506	$—	$(123,062)
Interest rate swap derivative liabilities	(2,388)	—	(2,388)	—	—	(2,388)

Fair value of derivative liabilities	$(130,956)	$—	$(130,956)	$5,506	$—	$(125,450)

Commodity Derivatives

The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes for the years ended December 31, 2014, 2013 and 2012. Such amounts are included in cost of products sold in the Consolidated and Combined Statements of Operations:

	2014	2013	2012
			Predecessor
Refined products contracts	$159,751	$(320)	$(7,238)
Natural gas contracts	30,372	(76,707)	(19,580)

Total	$190,123	$(77,027)	$(26,818)

Included in realized and unrealized (losses) gains on derivatives instruments above are realized and unrealized (losses) gains on discretionary trading activities as follows:

	2014	2013	2012
			Predecessor
Refined products contracts	$—	$(1,232)	$2,317
Natural gas contracts	—	—	8

Total	$—	$(1,232)	$2,325

The following table presents the gross volume of commodity derivative instruments outstanding as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	10,823	131,376	9,250	100,119
Short contracts	(15,434)	(82,796)	(12,677)	(74,265)

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

At December 31, 2014, the Partnership held three interest rate swap agreements with a notional value of $100.0 million with swap periods that expire in January 2015. In addition, the Partnership held six interest rate swaps with a total notional value of $175.0 million whose swap periods begin in January 2015, expiring in January 2016; and five interest rate swaps with a total notional value of $150.0 million whose swap periods begin in January 2016, expiring in January 2017.

There was no material ineffectiveness determined for the cash flow hedges for the years ended December 31, 2014, 2013 and 2012.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2014, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.2 million.

The following table presents the location of the gains and losses on derivative contracts designated as cash flow hedging instruments reported in the Consolidated and Combined Statements of Comprehensive Income (Loss) as other comprehensive income (“OCI”) or other comprehensive loss (“OCL”) for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	Amount of Derivative Loss Recognized in OCI	Amount of Derivative Loss Reclassified From Accumulated OCL Into Income
Interest rate swaps	$531	$2,501

	For the Year Ended December 31, 2013
	Amount of Derivative Loss Recognized in OCL	Amount of Derivative Loss Reclassified From Accumulated OCL Into Income
Interest rate swaps	$376	$5,121

	Predecessor
	For the Year Ended December 31, 2012
	Amount of Derivative Loss Recognized in OCI	Amount of Derivative Loss Reclassified From Accumulated OCL Into Income
Interest rate swaps	$1,815	$4,144

Currency Derivatives

Our Canadian subsidiary enters into forward currency contracts to manage the risk of currency rate fluctuations between its dollar denominated activity and the U.S. dollar, which is its functional currency. At December 31, 2014, our Canadian subsidiary has entered into a series of forward currency swaps that mature through January 2015. The contracts obligate our Canadian subsidiary to purchase approximately $10.0 million in Canadian dollars at an exchange rate of 1.1631. The Canadian to U.S. dollar exchange rate was 1.1601 at December 31, 2014.

19.	Commitments and Contingencies

Capital Leases

The Partnership holds leases for office and warehouse space, dock facilities, transportation equipment and other equipment, several of which are recorded as capital leases. At December 31, 2014 and 2013, the Partnership had short-term capital lease obligations of $1.3 million and $0.7 million, respectively, and long-term capital lease obligations of $5.4 million and $4.9 million, respectively. These balances exclude the obligations related to its Searsport, Maine terminal (see Note 14). Capital lease repayments are due as follows:

2015	$1,723
2016	1,677
2017	1,298
2018	924
2019	582
Thereafter	2,237

Total	8,441
Less amounts representing interest at rates between 3.7% and 8.3%	(1,704)

Present value of net minimum capital lease payments	$6,737

Operating Leases

The Partnership has leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities, computer and other equipment for periods extending to 2034. Renewal options exist for a substantial portion of these leases. For operating leases, rental expense was $17.4 million, $11.8 million and $10.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table summarizes the future annual payments for operating leases as of December 31, 2014:

2015	$14,224
2016	14,344
2017	11,629
2018	8,821
2019	3,962
Thereafter	6,452

Total	$59,432

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

20.	Offering Costs—Initial Public Offering

During 2012 and 2011, the Predecessor had accumulated certain costs related to efforts to complete an initial public offering of limited partnership units. During the year ended December 31, 2012, the Predecessor delayed the plan for this public offering and as a result, accumulated deferred offering costs of $8.9 million were charged against earnings.

During 2013, the Partnership incurred offering costs of $12.7 million for the period January 1, 2013 through October 30, 2013 that were charged directly to equity upon completion of the IPO on October 30, 2013.

21.	Equity-Based Compensation

During the fiscal year ended December 31, 2013, the board of directors of the General Partner issued a total of 6,666 restricted unit awards (estimated grant date fair value of $0.1 million) to certain directors under the Sprague Resources 2013 Long-Term Incentive Plan (the “2013 LTIP”). Recipients have both voting rights and distribution rights on any unvested units. The fair value of each restricted unit on the grant date is equal to the market price of the Partnership’s common unit on that date. The estimated fair value of the restricted units is amortized over the vesting period using the straight-line method. Total unrecognized compensation cost related to the nonvested restricted units was less than $0.1 million as of December 31, 2014, which is expected to be recognized over a period of approximately 22 months.

On March 31, 2014, the board of directors of the General Partner granted 49,871 awards under the 2013 LTIP to certain directors and employees of the Partnership. Of these total awards, 26,186 (estimated grant date fair value of $0.5 million) were granted as vested common units. In connection with these vested awards, the Partnership reacquired from the recipients 6,768 units (estimated fair value of $0.1 million) to satisfy minimum tax withholding obligations. The remaining 23,685 awards (estimated grant date fair value of $0.5 million), consisted of phantom units issued to employees that are expected to vest as follows: 13,766 units on March 31, 2015 and 9,919 on March 31, 2016. The grant date fair value of these awards is equal to the market price of the Partnership’s common unit on that date. Total unrecognized compensation related to phantom units was $0.3 million as of December 31, 2014 which is expected to be recognized over a period of approximately 15 months. Recipients have distribution rights on any unvested phantom units.

On July 11, 2014, the Board of Directors of the General Partner approved under the 2013 LTIP the 2014 annual bonus program which is provided to substantially all employees and will be settled in cash for the majority of participants with others receiving a combination of cash and common units. In previous years all participants were compensated only in cash. The Partnership records the entire expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the following year. Subsequent to December 31, 2014 approximately $4.6 million of the annual bonus expense recorded during the year ended December 31, 2014 was settled in units.

On July 11, 2014, the Board of Directors of the General Partner granted under the 2013 LTIP performance-based phantom unit awards to key employees; previously this long-term incentive program was settled solely in cash. These units vest over a three year period if certain performance criteria are met. Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (0 percent to 200 percent) of the target phantom units granted, based on the Partnership’s total unitholder return over the vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. The Partnership has performed this calculation as of December 31, 2014 and has determined that performance-based phantom units vesting as of December 31, 2014 will be exchanged into common units using a 200% factor and as a result, 74,048 common units were issued subsequent to year-end.

The Partnership’s performance-based phantom unit awards are equity awards with both service and market-based conditions, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of these performance-based phantom units granted on July 11, 2014 was estimated to be $5.5 million (or a weighted average of $36.88 per unit) based on a Monte Carlo model that estimated the most likely outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies. As part of the Monte Carlo simulation, 100,000 simulations were performed using a weighted average volatility of 26.4% , and a weighted average risk free rate of .43%. Total unrecognized compensation cost related to the performance-based phantom units totaled $2.5 million as of December 31, 2014, which is expected to be recognized over a period of approximately 24 months. Performance-based phantom units accrue dividend equivalents which are recorded as liabilities over the requisite service period and are paid in cash upon vesting of the underlying performance-based phantom unit.

On October 15, 2014, the board of directors of the General Partner issued a total of 7,983 fully vested restricted unit awards (estimated grant date fair value of $0.2 million) to certain directors under the 2013 LTIP.

A summary of the Partnership’s unit awards subject to vesting for the year ended December 31, 2014, is set forth below:

	Restricted Units		Phantom Units		Performance Based Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2013	6,666	$17.33	—	$—	—	$—
Granted	—	—	23,685	20.16	151,099	36.88
Forfeiture	—	—	—	—	(3,000)	(36.88)
Vested	(2,222)	(17.33)	—	—	(37,024)	(36.88)

Nonvested at December 31, 2014	4,444	$17.33	23,685	$20.16	111,075	$36.88

The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of October 29, 2013	—	—	—
Units issued in connection with initial public offering	8,500,000	1,571,970	10,071,970
Restricted unit awards	6,666	—	—

Balance as of December 31, 2013	8,506,666	1,571,970	10,071,970

Employee and Director vested awards	27,401	—	—
Units issued in connection with Castle acquisition	243,855	—	—
Units issued in connection with Kildair acquisition	—	462,408	—

Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970

Unit-based compensation recorded in unitholders’ equity for the year ended December 31, 2014 and 2013 was $3.6 million and less than $0.1 million, respectively, and is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued.

22.	Earnings Per Unit Calculation

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

The table below shows the weighted average common units outstanding used to compute net income (loss) per common unit for the years ended December 31, 2014 and 2013.

	2014	2013
Weighted average limited partner common units—basic	10,131,928	10,071,970
Dilutive effect of unvested restricted and phantom units	63,638	—

Weighted average limited partner common units—diluted	10,195,566	10,071,970

The following table presents the Partnership’s basic earnings (loss) per common and subordinated unit for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014
	Common Units	Subordinated Units	Total
	(in thousands, except for per unit amounts)
Limited partners’ interest in net income			$118,734

Distributions declared	$17,964	$17,526	$35,490
Assumed net income from operations after distributions	41,579	41,665	83,244

Assumed net income to be allocated	$59,543	$59,191	$118,734

Earnings per unit—basic	$5.88	$5.88
Earnings per unit—diluted	$5.84	$5.88

	For the Year Ended December 31, 2013
	Common Units	Subordinated Units	Total
	(in thousands, except for per unit amounts)
Limited partners’ interest in net loss			$(30,234)

Distributions declared	$2,846	$2,846	$5,692
Assumed net loss from operations after distributions	(17,963)	(17,963)	(35,926)

Assumed net loss to be allocated	$(15,117)	$(15,117)	$(30,234)

Earnings per unit—basic	$(1.50)	$(1.50)
Earnings per unit—diluted	$(1.50)	$(1.50)

23.	Quarterly Financial Data (Unaudited)

Unaudited quarterly financial data is as follows:

	For the Year Ended December 31, 2014 (1)
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,994,699	$979,661	$897,408	$1,197,994	$5,069,762
Net income (loss)	73,132	(10,604)	(5,302)	65,588	122,814
Limited Partners’ interest in net income (loss)	$75,335	(9,494)	(10,718)	63,611	118,734
Net income (loss) per limited partner unit: (3,4)
Common—(basic)	$3.74	$(0.47)	$(0.53)	$3.13	$5.88
Common—(diluted)	$3.74	$(0.47)	$(0.53)	$3.07	5.84
Subordinated—(basic and diluted)	$3.74	$(0.47)	$(0.53)	$3.13	$5.88

	For the Year Ended December 31, 2013 (1)
	First	Second	Third	Fourth (2)	Total
	(in thousands, except for per unit amounts)
Net sales	$1,544,953	$921,820	$940,275	$1,276,301	$4,683,349
Net income (loss)	14,334	(2,719)	(6,411)	(35,042)	(29,838)
Limited partners’ interest in net loss from October 30, 2013 to December 31, 2013				(30,234)	(30,234)
Net loss per limited partner unit (3)
Common—(basic and diluted)				$(1.50)	$(1.50)
Subordinated—(basic and diluted)				$(1.50)	$(1.50)

(1)	As discussed in Note 1, the Consolidated and Combined Financial Statements for periods prior to December 9, 2014 have been recast to include Kildair. The quarterly net sales and net income (loss) presented above has also been recast accordingly.
(2)	Includes the results of operations of the Predecessor through October 29, 2013 and the Partnership for the period October 30, 2013 through December 31, 2013.
(3)	Net loss per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to October 30, 2013.
(4)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

24.	Partnership Distributions

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

On October 29, 2014 the Partnership declared a cash distribution totaling $8.9 million, or $0.4425 per unit for the three months ended September 30, 2014. Such distribution was paid on November 14, 2014, to unitholders of record on November 10, 2014.

25.	Subsequent Event

Partnership distributions

On January 28, 2015 the Partnership declared a cash distribution totaling $9.6 million, or $0.4575 per unit for the three months ended December 31, 2014. Such distribution was paid on February 13, 2015, to unitholders of record on February 9, 2015.

EXHIBIT INDEX

Exhibits are incorporated by reference or are filed with this report as indicated below.

Exhibit No.	Description

2.1***	Asset Purchase Agreement, dated September 10, 2014, by and among Sprague Operating Resources LLC, Metromedia Gas & Power, Inc., Metromedia Gas LLC, Metromedia Energy, Inc., EnergyEXPRESS, Inc. and Metromedia Power, Inc. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed September 11, 2014 (File No. 001-36137)).

2.2***	Asset Purchase Agreement, dated November 4, 2014, by and among Sprague Operating Resources LLC, Castle Oil Corporation, Castle Port Morris Terminals, Inc., Castle Energy Solutions, LLC, Castle Fuels Corporation, Castle Supply & Marketing, Inc. and Castle Energy Solutions S.B., LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-36137)).

2.3	Purchase Agreement, dated December 9, 2014, by and among Sprague Resources ULC, Sprague International Properties LLC, Sprague Canadian Properties LLC and Axel Johnson Inc. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed December 12, 2014 (File No. 001-36137)).

2.4	Consideration Agreement, dated December 9, 2014, between Sprague Resources LP and Sprague Resources ULC (incorporated by reference to Exhibit 2.2 of Sprague Resources LP’s Current Report on Form 8-K filed December 12, 2014 (File No. 001-36137)).

3.1	First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.2	First Amended and Restated Limited Liability Company Agreement of Sprague Resources GP LLC (incorporated by reference to Exhibit 3.2 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.1	Amended and Restated Credit Agreement among Sprague Operating Resources LLC, as U.S. borrower, Sprague Resources ULC and Kildair Service Ltd., as initial Canadian borrowers, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, and the co-collateral agents, the co-syndication agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed December 12, 2014 (File No. 001-36137)).

10.2	Contribution, Conveyance and Assumption Agreement by and among Sprague Resources LP, Sprague Resources GP LLC, Axel Johnson Inc., Sprague International Properties LLC, Sprague Canadian Properties LLC, Sprague Resources Holdings LLC, Sprague Massachusetts Properties LLC and Sprague Operating Resources LLC (incorporated by reference to Exhibit 10.2 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.3	Omnibus Agreement by and among Axel Johnson Inc., Sprague Resources Holdings LLC, Sprague Resources LP and Sprague Resources GP LLC (incorporated by reference to Exhibit 10.3 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.4	Services Agreement by and among Sprague Resources GP LLC, Sprague Resources LP, Sprague Resources Holdings LLC and Sprague Energy Solutions Inc. (incorporated by reference to Exhibit 10.4 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

10.5	Terminal Operating Agreement by and between Sprague Massachusetts Properties LLC and Sprague Operating Resources LLC (incorporated by reference to Exhibit 10.5 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

Exhibit No.	Description

10.6†	Sprague Resources LP 2013 Long-Term Incentive Plan, effective as of October 28, 2013 (incorporated by reference to Exhibit 4.4 to Sprague Resources LP’s Registration Statement on Form S-8, filed on October 25, 2013 (File No. 333-191923)).

10.7†	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.8 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.8†	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.9†	Form of Unit Award Letter (incorporated by reference to Exhibit 10.10 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.10†	Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed on August 13, 2014 (File No. 001-36137)).

10.11†	Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed on October 17, 2014 (File No. 001-36137)).

10.12	Unit Purchase Agreement, dated November 4, 2014, by and between Sprague Resources LP and Castle Oil Corporation, dated November 4, 2014 (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-36137)).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.