Form 10-Q
period 2015-06-30
Sprague Resources LP
filed 2015-08-06
CIK 1525287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The registrant had 11,004,292 common units and 10,071,970 subordinated units outstanding as of August 3, 2015

Part I – FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Sprague Resources LP

Condensed Consolidated Balance Sheets

(in thousands except units)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,230	$4,080
Accounts receivable, net	164,110	289,424
Inventories	208,758	390,555
Fair value of derivative assets	134,221	229,890
Deferred income taxes	917	895
Other current assets	41,637	52,416

Total current assets	558,873	967,260
Property, plant and equipment, net	250,649	250,126
Assets held for sale	—	1,321
Intangibles, net	24,382	27,626
Other assets, net	24,934	30,219
Goodwill	63,288	63,288

Total assets	$922,126	$1,339,840

Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$74,305	$198,609
Accrued liabilities	45,467	63,816
Fair value of derivative liabilities	70,309	89,176
Due to General Partner and affiliates	10,906	15,340
Current portion of long-term debt	207,206	397,214
Current portion of capital leases	1,028	1,313

Total current liabilities	409,221	765,468

Commitments and contingencies (Note 9)	—	—
Long-term debt	334,841	418,356
Long-term capital leases	4,153	5,424
Other liabilities	17,642	17,884
Due to General Partner	1,036	988
Deferred income taxes	15,433	15,826

Total liabilities	782,326	1,223,946

Unitholders’ equity:
Common unitholders - public (8,969,914 units and 8,777,922 units issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively)	182,009	171,055
Common unitholders - affiliated (2,034,378 units issued and outstanding)	(3,065)	(5,566)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding)	(27,381)	(39,762)
Accumulated other comprehensive loss, net of tax	(11,763)	(9,833)

Total unitholders’ equity	139,800	115,894

Total liabilities and unitholders’ equity	$922,126	$1,339,840

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Condensed Consolidated Statements of Operations

(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$661,743	$979,661	$2,260,101	$2,974,360
Cost of products sold (exclusive of depreciation and amortization)	616,059	953,788	2,106,432	2,818,207
Operating expenses	17,641	15,358	36,524	32,196
Selling, general and administrative	18,918	11,124	51,299	38,535
Depreciation and amortization	5,185	4,130	10,177	8,085

Total operating costs and expenses	657,803	984,400	2,204,432	2,897,023

Operating income (loss)	3,940	(4,739)	55,669	77,337
Other income	—	—	514	—
Interest income	117	167	229	277
Interest expense	(6,459)	(6,713)	(14,225)	(14,729)

(Loss) Income before income taxes	(2,402)	(11,285)	42,187	62,885
Income tax (provision) benefit	(148)	681	(798)	(357)

Net (loss) income	(2,550)	(10,604)	41,389	62,528
Add/(deduct):
Loss attributable to Kildair (Note 2)	—	1,110	—	3,313
Sprague Holdings’ incentive distributions	(49)	—	(49)	—

Limited partners’ interest in net (loss) income	$(2,599)	$(9,494)	$41,340	$65,841

Net (loss) income per limited partner unit:
Common - basic	$(0.12)	$(0.47)	$1.97	$3.27
Common - diluted	$(0.12)	$(0.47)	$1.93	$3.27
Subordinated - basic and diluted	$(0.12)	$(0.47)	$1.97	$3.27
Units used to compute net (loss) income per limited partner unit:
Common - basic	10,999,848	10,091,388	10,947,890	10,081,840
Common - diluted	10,999,848	10,091,388	11,174,910	10,084,821
Subordinated - basic and diluted	10,071,970	10,071,970	10,071,970	10,071,970
Distribution declared per common and subordinated units	$0.4875	$0.4275	$0.9600	$0.8400

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(2,550)	$(10,604)	$41,389	$62,528
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps
Net loss arising in the period	(260)	(36)	(960)	(99)
Reclassification adjustment related for losses realized in income	128	625	258	1,233

Net change in unrealized loss (gain) on interest rate swaps	(132)	589	(702)	1,134
Tax effect	4	(15)	21	(29)

	(128)	574	(681)	1,105
Foreign currency translation adjustment	100	456	(1,249)	(3)

Other comprehensive (loss) income	(28)	1,030	(1,930)	1,102

Comprehensive (loss) income	$(2,578)	$(9,574)	$39,459	$63,630

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)

(in thousands)

				Accumulated
		Common-	Subordinated-	Other
	Common-	Sprague	Sprague	Comprehensive
	Public	Holdings	Holdings	(Loss) Income	Total
Balance at December 31, 2013	$127,496	$(6,155)	$(39,438)	$(10,610)	$71,293

Net income	50,141	9,953	62,720	—	122,814
Other comprehensive income	—	—	—	777	777
Unit-based compensation	1,528	286	1,803	—	3,617
Distribution to unitholders	(13,370)	(2,460)	(15,764)	—	(31,594)
Distribution to sponsor for Kildair acquisition	—	(17,652)	(49,015)	—	(66,667)
Common units issued for Kildair acquisition	—	10,002	—	—	10,002
Common units issued for Castle acquisition	5,318	—	—	—	5,318
Other contribution from Parent	—	470	—	—	470
Units withheld for employee tax obligation	(58)	(10)	(68)	—	(136)

Balance at December 31, 2014	171,055	(5,566)	(39,762)	(9,833)	115,894

Net income	17,551	4,006	19,832	—	41,389
Other comprehensive loss	—	—	—	(1,930)	(1,930)
Unit-based compensation	593	135	670	—	1,398
Distribution to unitholders	(8,288)	(1,892)	(9,367)	—	(19,547)
Common units issued in connection with annual bonus	2,088	479	2,372	—	4,939
Units withheld for employee tax obligation	(990)	(227)	(1,126)	—	(2,343)

Balance at June 30, 2015	$182,009	$(3,065)	$(27,381)	$(11,763)	$139,800

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$41,389	$62,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	11,964	10,549
Provision for doubtful accounts	1,063	607
Gain on sale of assets and insurance recoveries	(524)	(26)
Deferred income taxes	(388)	291
Non-cash unit-based compensation	4,132	615
Changes in assets and liabilities:
Accounts receivable	124,251	76,823
Inventories	181,797	211,847
Prepaid expenses and other assets	16,256	6,121
Fair value of commodity derivative instruments	76,101	(45,156)
Due to General Partner and affiliates	(4,386)	9,213
Accounts payable, accrued liabilities and other	(141,644)	(121,743)

Net cash provided by operating activities	310,011	211,669

Cash flows from investing activities
Purchases of property, plant and equipment	(6,944)	(11,150)
Proceeds from property insurance settlement, sale of assets and other activities	310	136

Net cash used in investing activities	(6,634)	(11,014)

Cash flows from financing activities
Net payments under credit agreements	(273,407)	(184,491)
Payments on capital lease liabilities and term debt	(632)	(398)
Payments on long-term terminal obligations	(172)	(325)
Debt issue costs	(1,938)	—
Distribution to unitholders	(19,547)	(14,023)
Foreign exchange on capital lease obligations	(133)	(2)
Repurchased units withheld for employee tax obligation	(2,343)	(136)
Net increase in payable to Parent	—	146

Net cash used in financing activities	(298,172)	(199,229)

Effect of exchange rate changes on cash balances held in foreign currencies	(55)	79

Net change in cash and cash equivalents	5,150	1,505
Cash and cash equivalents, beginning of period	4,080	2,046

Cash and cash equivalents, end of period	$9,230	$3,551

Supplemental disclosure of cash flow information
Cash paid for interest	$12,864	$13,912
Cash paid for taxes	$2,695	$1,852

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

As of June 30, 2015, the Parent, through its ownership of Sprague Holdings owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate 57% limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow. IDR participation begins once distributions exceed $0.474375 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12.

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

The consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2015 and December 31, 2014 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2015 and 2014, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

New Accounting Guidance

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value. The Partnership is currently evaluating the potential impact of this guidance which is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.

In April 2015, the FASB issued ASU 2015-06, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force). The Partnership is currently evaluating the potential impact of this guidance, however at this time we do not believe that the application of this ASU will result in changes to the Partnership’s presentation of earnings per unit or related disclosures in connection with the Partnership’s 2014 dropdown transaction. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and is to be applied on a retrospective basis.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The Partnership has not yet adopted the provisions of this guidance which is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of June 30, 2015 and December 31, 2014, the Partnership’s unamortized debt issuance costs were $16.0 million and $15.5 million respectively.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. In July 2015, the FASB voted to defer the effective date of this guidance, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership continues to evaluate both the impact of this new standard on the consolidated financial statements and the transition method it will utilize for adoption.

2. Business Combinations

Kildair

On December 9, 2014, the Partnership indirectly acquired all of the equity interests in Kildair Service Ltd. (“Kildair”) through the Partnership’s acquisition of all of the equity interest of Kildair’s parent, Sprague Canadian Properties LLC, from Axel Johnson for total consideration of $175.0 million (a portion of which was used to retire outstanding Kildair debt at the date of acquisition), which included $10.0 million in the Partnership’s common units. As the acquisition of Kildair by the Partnership represents a transfer of entities under common control, the Condensed Consolidated Financial Statements and related information presented herein have been recast by including the historical financial results of Kildair for all periods that were controlled by Axel Johnson. Limited partners’ interest in net income (loss) as well as the related per unit amounts have not been recast.

Castle Oil

On December 8, 2014, the Partnership acquired substantially all of the assets of Castle Oil Corporation (“Castle”) and certain of its affiliates by purchasing Castle’s Bronx, New York terminal and its associated wholesale, commercial and retail fuel distribution business. The acquisition-date fair value of the consideration consisted of cash of $45.3 million, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and $5.3 million in the Partnership’s unregistered common units, plus payments for Castle’s inventory and other current assets of $37.0 million. Castle’s Bronx terminal is a large deep water petroleum products terminal located in New York City, and has 900,000 barrels of storage capacity. The purchase of this facility augments the Partnership’s supply, storage and marketing opportunities and provides new opportunities in refined fuels, and expanded materials handling capabilities. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The Partnership is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The Partnership expects to finalize the purchase price allocation during 2015.

The following represents the unaudited pro forma consolidated net sales and net income (loss) as if Castle had been included in the unaudited condensed consolidated results of the Partnership for the three and six months ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Net sales	$1,098,013	$3,533,537
Net (loss) income	$(12,616)	$70,423
Limited partners’ interest in net (loss) income	$(11,506)	$73,736
Net (loss) income per limited partner common unit - basic	$(0.56)	$3.62
Net (loss) income per limited partner common unit - diluted	$(0.56)	$3.62

These amounts have been calculated after applying the Partnership’s accounting policies and adjusting the results of Castle to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment; and intangible assets had been applied on January 1, 2014, together with the related tax effects.

Metromedia Gas & Power, Inc.

On October 1, 2014, the Partnership completed its purchase of Metromedia Gas & Power Inc. (“Metromedia Energy”) for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other assets and liabilities. Total consideration at closing was $32.8 million. Metromedia Energy markets natural gas and brokers electricity to commercial, industrial and municipal consumers primarily in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

The Partnership determined the fair value of intangible assets using income approaches that incorporated projected cash flows as well as excess earnings and lost profits methods. The Partnership determined the fair value of derivative assets, derivative liabilities and natural gas transportation assets by applying the Partnership’s existing valuation methodologies. The Partnership determined that book value approximated fair value for substantially all other acquired assets and liabilities.

The goodwill recognized is primarily attributable to Metromedia Energy’s assembled workforce, its reputation in the Northeast United States and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is deductible for tax purposes.

3. Accumulated Other Comprehensive Loss, Net of Tax

Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30,	December 31,
	2015	2014
Fair value of interest rate swaps, net of tax	$(1,087)	$(406)
Cumulative foreign currency translation adjustment	(10,676)	(9,427)

Accumulated other comprehensive loss, net of tax	$(11,763)	$(9,833)

A summary of the changes in accumulated other comprehensive loss related to foreign currency translation is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance - beginning of period	$(10,776)	$(8,743)	$(9,427)	$(8,284)
Foreign currency translation adjustment	100	456	(1,249)	(3)

Balance - end of period	$(10,676)	$(8,287)	$(10,676)	$(8,287)

4. Inventories

	June 30,	December 31,
	2015	2014
Petroleum and related products	$181,842	$366,431
Asphalt	25,311	18,357
Natural gas	1,032	3,387
Coal	573	2,380

Inventories	$208,758	$390,555

Due to changing market conditions, the Partnership recorded a provision of $2.7 million and $50.5 million as of June 30, 2015 and December 31, 2014, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.

5. Debt

	June 30,	December 31,
	2015	2014
Current debt
Credit agreement	$206,981	$396,961
Other	225	253

Current debt	207,206	397,214

Long-term debt
Credit agreement	334,419	417,789
Other	422	567

Long-term debt	334,841	418,356

Total debt	$542,047	$815,570

Credit Agreement

On December 9, 2014, in connection with the acquisition of Kildair, the Partnership entered into an amended and restated revolving credit agreement (the “Credit Agreement”) that will mature on December 9, 2019. The revolving credit facilities under the Credit Agreement contain, among other items, the following:

•	U.S. dollar revolving working capital facility of up to $1.0 billion to be used for working capital loans and letters of credit in the principal amount equal to the lesser of the Partnership’s borrowing base and $1.0 billion;

•	Multicurrency revolving working capital facility of up to $120.0 million to be used by Kildair for working capital loans and letters of credit in the principal amount equal to the lesser of Kildair’s borrowing base and $120.0 million;

•	Revolving acquisition facility of up to $400.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses; and

•	Subject to certain conditions, the U.S. dollar or multicurrency revolving working capital facilities may be increased by $200.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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

As of June 30, 2015 and December 31, 2014, working capital facilities borrowings were $229.8 million and $503.2 million, respectively, and outstanding letters of credit were $20.2 million and $120.2 million, respectively. The working capital facilities are subject to borrowing base reporting and as of June 30, 2015 and December 31, 2014, had a borrowing base of $429.1 million and $843.3 million, respectively. As of June 30, 2015, excess availability under the working capital facility was $179.1 million.

Acquisition line borrowings were $311.6 million at both June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, excess availability under the acquisition facility was $88.4 million.

The weighted average interest rate was 2.9% and 2.8% at June 30, 2015 and December 31, 2014, respectively, The current portion of the credit agreement at June 30, 2015 and December 31, 2014 represents the amounts intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. As of June 30, 2015, the Partnership is in compliance with these financial covenants. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement.

6. Related Party Transactions

The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $21.2 million and $15.0 million for the three months ended June 30, 2015 and 2014, and $53.8 million and $45.1 million for the six months ended June 30, 2015 and 2014, respectively. Through the General Partner, the Partnership also participates in certain of the Parent’s pension and other post-retirement benefits. Amounts due to the General Partner were $11.9 million and $16.3 million as of June 30, 2015 and December 31, 2014 respectively.

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

The Partnership’s other activities include the purchase, sale and distribution of coal and commercial trucking activities unrelated to its refined products segment. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin (defined below).

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

Summarized financial information for the Partnership’s reportable segments for the three and six months ended June 30, 2015 and 2014 is presented in the table below:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales:
Refined products	$578,851	$898,667	$2,010,696	$2,743,640
Natural gas	66,558	67,342	213,237	201,682
Materials handling	11,694	8,999	21,878	17,078
Other operations	4,640	4,653	14,290	11,960

Net sales	$661,743	$979,661	$2,260,101	$2,974,360

Adjusted gross margin(1):
Refined products	$25,943	$18,162	$92,249	$69,692
Natural gas	1,316	2,666	36,133	38,010
Materials handling	11,688	8,993	21,872	17,070
Other operations	1,641	1,352	4,624	2,688

Adjusted gross margin	40,588	31,173	154,878	127,460
Reconciliation to operating income (loss)(2):
Add: unrealized gain (loss) on inventory(3)	(2,143)	759	(5,677)	6,625
Add: unrealized gain (loss) on natural gas transportation contracts(4)	7,239	(6,059)	4,468	22,068
Operating costs and expenses not allocated to operating segments:
Operating expenses	(17,641)	(15,358)	(36,524)	(32,196)
Selling, general and administrative	(18,918)	(11,124)	(51,299)	(38,535)
Depreciation and amortization	(5,185)	(4,130)	(10,177)	(8,085)

Operating income (loss)	3,940	(4,739)	55,669	77,337
Other income	—	—	514	—
Interest income	117	167	229	277
Interest expense	(6,459)	(6,713)	(14,225)	(14,729)
Income tax (provision) benefit	(148)	681	(798)	(357)

Net (loss) income	$(2,550)	$(10,604)	$41,389	$62,528

(1)	Adjusted gross margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its market value reporting to lenders. The Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory and natural gas transportation contracts relating to the underlying commodity derivative hedges, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory and the utilization of transportation contracts relating to those hedges is realized in net income (loss).
(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.
(3)	Inventory is valued at the lower of cost or market. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging gains (losses) with respect to the derivatives that are included in net income (loss).
(4)	The unrealized hedging gain (loss) on natural gas transportation contracts represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging (losses) gains in net income (loss).

The Partnership had no single customer whose revenue was greater than 10% of total net sales for the three and six months ended June 30, 2015 and 2014, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $49.9 million and $83.1 million for the three months ended June 30, 2015 and 2014, and $108.0 million and $175.5 million for the six months ended June 30, 2015 and 2014, respectively.

Segment Assets

Due to the comingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.

As of June 30, 2015 and December 31, 2014, goodwill for the refined products, natural gas, materials handling and other operations segments amounted to $36.6 million, $18.6 million, $6.9 million and $1.2 million, respectively.

8. Financial Instruments and Off-Balance Sheet Risk

Derivative Instruments

The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. On a limited basis and within the Partnership’s risk management guidelines, the Partnership can utilize derivatives to generate profits from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets in the Condensed Consolidated Balance Sheets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Substantially all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2015 will settle prior to December 31, 2016.

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

Fair value measurements based on Level 2 inputs: Measurements that are derived indirectly from observable inputs or from quoted prices from markets that are less liquid. Measurements based on Level 2 inputs include over-the-counter derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Partnership utilizes fair value measurements based on Level 2 inputs for its fixed forward contracts, over-the-counter commodity price swaps and interest rate swaps. The Partnership did not have any transfers between Level 1 and Level 2 fair value measurement during the three and six months ended June 30, 2015.

Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations.

The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim, or obligation to return, cash collateral as of June 30, 2015 or December 31, 2014.

The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Fair Value	Markets	Inputs	Inputs
	Measurement	Level 1	Level 2	Level 3
Financial assets:
Commodity exchange contracts	$18	$18	$—	$—
Commodity fixed forwards	134,076	—	134,076	—
Commodity swaps and options	67	—	67	—

Commodity derivatives	134,161	18	134,143	—
Interest rate swaps	13	—	13	—
Currency swaps	47	—	47	—

Total	$134,221	$18	$134,203	$—

Financial liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	64,346	—	64,346	—
Commodity swaps and options	4,830	—	4,830	—

Commodity derivatives	69,178	2	69,176	—
Interest rate swaps	1,131	—	1,131	—

Total	$70,309	$2	$70,307	$—

	As of December 31, 2014
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Fair Value	Markets	Inputs	Inputs
	Measurement	Level 1	Level 2	Level 3
Financial assets:
Commodity fixed forwards	$229,679	$—	$229,679	$—
Commodity swaps and options	74	—	74	—

Commodity derivatives	229,753	—	229,753	—
Interest rate swaps	137	—	137	—

Total	$229,890	$—	$229,890	$—

Financial liabilities:
Commodity exchange contracts	$97	$97	$—	$—
Commodity fixed forwards	80,080	—	80,080	—
Commodity swaps and options	8,424	—	8,424	—

Commodity derivatives	88,601	97	88,504	—
Interest rate swaps	553	—	553	—
Currency swaps	22	—	22	—

Total	$89,176	$97	$89,079	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of these financial instruments, was $134.2 million at June 30, 2015. Information related to these offsetting arrangements as of June 30, 2015 and December 31, 2014 is as follows:

	As of June 30, 2015
				Gross Amount Not Offset in
	Gross			the Balance Sheet
	Amounts of	Gross	Amounts of
	Recognized	Amounts	Assets/		Cash
	Assets/	Offset in the	Liabilities in	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted	Net Amount
Commodity derivative assets	$134,161	$—	$134,161	$(3,588)	$(310)	$130,263
Interest rate swap derivative assets	13	—	13	—	—	13
Currency swap derivative assets	47	—	47	—	—	47

Fair value of derivative assets	$134,221	$—	$134,221	$(3,588)	$(310)	$130,323

Commodity derivative liabilities	$(69,178)	$—	$(69,178)	$3,588	$—	$(65,590)
Interest rate swap derivative liabilities	(1,131)	—	(1,131)	—	—	(1,131)

Fair value of derivative liabilities	$(70,309)	$—	$(70,309)	$3,588	$—	$(66,721)

	As of December 31, 2014
				Gross Amount Not Offset in
	Gross			the Balance Sheet
	Amounts of	Gross	Amounts of
	Recognized	Amounts	Assets/		Cash
	Assets/	Offset in the	Liabilities in	Financial	Collateral
	Liabilities	Balance Sheet	Balance Sheet	Instruments	Posted	Net Amount
Commodity derivative assets	$229,753	$—	$229,753	$(4,831)	$(2,417)	$222,505
Interest rate swap derivative assets	137	—	137	—	—	137

Fair value of derivative assets	$229,890	$—	$229,890	$(4,831)	$(2,417)	$222,642

Commodity derivative liabilities	$(88,601)	$—	$(88,601)	$4,831	$—	$(83,770)
Interest rate swap derivative liabilities	(553)	—	(553)	—	—	(553)
Currency swap derivative liabilities	(22)	—	(22)	—	—	(22)

Fair value of derivative liabilities	$(89,176)	$—	$(89,176)	$4,831	$—	$(84,345)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes for the three and six months ended June 30, 2015 and 2014. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refined products contracts	$(35,199)	$(3,095)	$26,605	$3,247
Natural gas contracts	5,489	(9,121)	1,161	(22,814)

Total	$(29,710)	$(12,216)	$27,766	$(19,567)

There were no discretionary trading activities for the three and six months ended June 30, 2015 and 2014. The following table presents the gross volume of commodity derivative instruments outstanding as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
	Refined Products	Natural Gas	Refined Products	Natural Gas
	(Barrels)	(MMBTUs)	(Barrels)	(MMBTUs)
Long contracts	7,649	117,814	10,823	131,376
Short contracts	(9,800)	(73,016)	(15,434)	(82,796)

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

At June 30, 2015, the Partnership held six interest rate swaps with a total notional value of $175.0 million whose swap periods began in January 2015, expiring in January 2016; and six interest rate swaps with a total notional value of $175.0 million whose swap periods begin in January 2016, expiring in January 2017. There was no material ineffectiveness determined for the cash flow hedges for the three and six months ended June 30, 2015 and 2014.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2015, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was approximately $0.8 million.

Currency Derivatives

Kildair enters into forward currency contracts to manage the risk of currency rate fluctuations between its Canadian dollar denominated activity and the U.S. dollar, which is its functional currency. At June 30, 2015, Kildair held a series of forward currency swaps that mature through July 2015. The contracts obligate Kildair to sell $11.5 million in Canadian dollars at an exchange rate of 1.2426 to 1. The Canadian to U.S. dollar exchange rate was 1.2490 to 1 at June 30, 2015.

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

10. Equity-Based Compensation

On July 11, 2014, the board of directors of the General Partner approved that under the annual bonus program which is provided to substantially all employees, bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the entire expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the following year. Approximately $4.9 million of the annual bonus expense accrual as of December 31, 2014 was subsequently settled by issuing 200,775 common units and the Partnership withheld from the recipients 67,141 common units (market value of $1.7 million) to satisfy minimum tax withholding obligations. The Partnership estimates that $2.7 million of the annual bonus expense recorded during the six months ended June 30, 2015 will be settled in common units.

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

Based on the total unitholder return calculation, the performance-based phantom units with a performance period ending as of December 31, 2014 vested at the 200% level and as a result 74,048 common units (vested market value of $1.8 million) were issued during January 2015. In connection with these vested awards, the Partnership withheld from the recipients 24,605 units (vested market value of $0.6 million) to satisfy minimum tax withholding obligations.

Total unrecognized compensation cost related to performance-based phantom units totaled $5.0 million as of June 30, 2015, which is expected to be recognized over a period of 30 months. Performance-based phantom units accrue dividend equivalents which are recorded as liabilities over the requisite service period and are paid in cash upon vesting of the underlying performance-based phantom unit.

A summary of the Partnership’s unit awards subject to vesting for the six months ended June 30, 2015 is set forth below:

			Time Based		Performance-Based
	Restricted Units		Phantom Units		Phantom Units
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
		Fair Value		Fair Value		Fair Value
	Units	(per unit)	Units	(per unit)	Units	(per unit)
Nonvested at December 31, 2014	4,444	$17.33	23,685	$20.16	111,075	$36.88
Granted	—	—	—	—	141,000	$31.58
Forfeited	—	—	—	—	—	—
Vested	—	—	(13,766)	$(20.16)	—	—

Nonvested at June 30, 2015	4,444	$17.33	9,919	$20.16	252,075	$33.92

The following table provides information with respect to changes in the Partnership’s units:

	Common Units
		Sprague	Subordinated
	Public	Holdings	Units
Balance as of December 31, 2013	8,506,666	1,571,970	10,071,970
Employee and Director vested awards	27,401	—	—
Units issued in connection with Castle acquisition	243,855	—	—
Units issued in connection with Kildair acquisition	—	462,408	—

Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970

Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with employee phantom awards	58,358	—	—

Balance as of June 30, 2015	8,969,914	2,034,378	10,071,970

Unit-based compensation recorded in unitholders’ equity for the three months ended June 30, 2015 and 2014 was $0.6 million and $0.1 million, respectively, and for the six months ended June 30, 2015 and 2014 was $1.4 million and $0.6 million, respectively, and is included in selling, general and administrative expenses. Units issued under the Partnership’s LTIP are newly issued.

11. Earnings Per Unit

Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to Sprague Holdings, the holder of the IDRs, pursuant to the partnership agreement, which are declared and paid following the close of each quarter. Earnings (losses) per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to October 30, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings (loss) per unit.

In addition to the common and subordinated units, the Partnership has also identified the IDRs and unvested unit awards as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of units outstanding during the period. Diluted earnings per unit includes the effects of potentially dilutive units on the Partnership’s common units, consisting of unvested unit awards. Basic and diluted earnings per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

The following table shows the weighted average common units outstanding used to compute net income per common unit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Weighted average limited partner common units - basic	10,999,848	10,091,388	10,947,890	10,081,840
Dilutive effect of unvested restricted and phantom units	—	—	227,020	2,981

Weighted average limited partner common units - dilutive	10,999,848	10,091,388	11,174,910	10,084,821

The following tables provides a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(2,550)

Distributions declared	$5,365	$4,910	$49	$10,324
Assumed net loss from operations after distributions	(6,722)	(6,152)	—	(12,874)

Assumed net (loss) income to be allocated	$(1,357)	$(1,242)	$49	$(2,550)

Loss per unit - basic	$(0.12)	$(0.12)
Loss per unit - diluted	$(0.12)	$(0.12)

	Three Months Ended June 30, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(10,604)
Loss attributable to Kildair (Note 2)				1,110

				$(9,494)

Distributions declared	$4,317	$4,306	$—	$8,623
Assumed net loss from operations after distributions	(9,069)	(9,048)	—	(18,117)

Assumed net loss to be allocated	$(4,752)	$(4,742)	$—	$(9,494)

Loss per unit - basic	$(0.47)	$(0.47)
Loss per unit - diluted	$(0.47)	$(0.47)

	Six Months Ended June 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$41,389

Distributions declared	$10,569	$9,669	$49	$20,287
Assumed net income from operations after distributions	10,962	10,140	—	21,102

Assumed net income to be allocated	$21,531	$19,809	$49	$41,389

Earnings per unit - basic	$1.97	$1.97
Earnings per unit - diluted	$1.93	$1.97

	Six Months Ended June 30, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$62,528
Loss attributable to Kildair (Note 2)				3,313

				$65,841

Distributions declared	$8,482	$8,461	$—	$16,943
Assumed net income from operations after distributions	24,455	24,443	—	48,898

Assumed net income to be allocated	$32,937	$32,904	$—	$65,841

Earnings per unit - basic	$3.27	$3.27
Earnings per unit - diluted	$3.27	$3.27

12. Partnership Distributions

The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. As holder of the IDRs, Sprague Holdings is entitled to incentive distributions if the amount that the Partnership distributes exceeds specified target levels shown below:

		Marginal Percentage Interest in
		Cash Distributions
			Incentive
	Quarterly Distribution per		Distribution
	Unit Target Amount	Unitholders	Rights Holders
Minimum Quarterly Distribution	$0.4125	100.0%	0%
First Target Distribution	above $0.4125 up to $0.474375	100.0%	0%
Second Target Distribution	above $0.474375 up to $0.515625	85.0%	15.0%
Third Target Distribution	above $0.515625 up to $0.61875	75.0%	25.0%
Thereafter	above $0.61875	50.0%	50.0%

On January 28, 2015, the Partnership declared a cash distribution of $0.4575 per unit for the three months ended December 31, 2014, which was paid on February 13, 2015, to unitholders of record on February 9, 2015.

On April 29, 2015, the Partnership declared a cash distribution of $0.4725 per unit for the three months ended March 31, 2015, which was paid on May 15, 2015, to unitholders of record on May 11, 2015.

13. Subsequent Event

On July 29, 2015, the Partnership declared a cash distribution for the three months ended June 30, 2015, of $0.4875 per unit, to unitholders of record on August 10, 2015, to be paid on August 14, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statements Concerning Forward-Looking Statements

This quarterly report, on Form 10-Q for the quarter ended June 30, 2015 (the “quarterly report”), including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “potential”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the following risks and uncertainties:

•	We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

•	Our business could be affected by a range of issues, such as dramatic changes in commodity prices, energy conservation, competition, the global economic climate, movement of products between foreign locales and the United States, changes in local, domestic and worldwide inventory levels, seasonality and supply, weather and logistics disruptions.

•	A significant decrease in demand for the products and services we sell could reduce our ability to make distributions to our unitholders.

•	Increases and/or decreases in the prices of the products we sell could adversely impact the amount of borrowing available for working capital under our credit agreement.

•	Our results of operations are affected by the overall forward market for the products we sell.

•	Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make quarterly distributions to our unitholders during these quarters. Warmer weather conditions could adversely affect our heating oil and residual oil sales.

•	Our risk management policies cannot eliminate all commodity risk. In addition, noncompliance with our risk management policies could result in significant financial losses.

•	Nonperformance by our customers, suppliers and counterparties could result in losses to us.

•	We are exposed to trade credit risk in the ordinary course of our business as well as risks associated with our trade credit support in the ordinary course of business.

•	Competition from alternative energy sources, energy efficiency and new technologies could result in loss of some of our customers or reduction in demand for our products and services.

•	Certain of our contracts must be renegotiated or replaced periodically and our results of operations may be negatively affected if we are unable to renegotiate or replace such contracts.

•	Adverse developments in the geographic areas in which we operate could affect our results of operations.

•	Compliance with changes to both federal and state environmental and non-environmental regulations could have a material adverse effect on our businesses.

•	Any disruptions in our labor force could unfavorably impact our business.

•	A serious disruption to our information technology systems could significantly limit our ability to manage and operate our business efficiently.

•	Any failure to develop or maintain adequate internal controls over financial reporting may affect our results of operations.

•	Our general partner and its affiliates have conflicts of interest and limited fiduciary duties, which may permit them to favor their own interests to the detriment of unitholders.

•	Unitholders have limited voting rights and, even if they are dissatisfied, cannot initially remove our general partner without its consent.

•	A significant increase in interest rates could adversely affect our ability to service our indebtedness.

•	The condition of credit markets may adversely affect us.

•	Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the IRS were to treat us as a corporation for U.S. federal income tax purposes, our distributable cash flow would be substantially reduced.

•	Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

•	The other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

As used in this Quarterly Report, unless the context otherwise requires, references to “Sprague Resources”, the “Partnership”, “we”, “our”, “us”, or like terms when used in a historical context prior to October 30, 2013, the date on which the Partnership completed the initial public offering of its common units representing limited partner interest in Sprague Resources LP (the “IPO”), refer to Sprague Operating Resources LLC, the “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its general partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner. References to the “General Partner” refer to Sprague Resources GP LLC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three and six months ended June 30, 2015 contained elsewhere in this Quarterly Report and the audited financial statements and related notes thereto as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities Exchange Commission (the “SEC”) on March 16, 2015 (the “2014 Annual Report”).

A reference to a “Note” herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Part I, Item 1. “Condensed Consolidated Financial Statements” of this Quarterly Report.

Overview

We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials. We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.1 million barrels for refined products and other liquid materials, as well as 1.8 million square feet of materials handling capacity. We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 46 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.

As of June 30, 2015, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate 57% limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds the incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

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

Our refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,000 heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended June 30, 2015 and 2014, we sold 289.1 million and 306.1 million gallons of refined products, respectively, and our refined products segment accounted for 64% and 58% of our adjusted gross margin, respectively. For the six months ended June, 2015 and 2014, we sold 1.0 billion and 0.9 billion gallons of refined products, respectively, and our refined products segment accounted for 60% and 55% of our adjusted gross margin, respectively.

We also purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas we sell from natural gas producers and trading companies. For the three months ended June 30, 2015 and 2014, we sold 12.2 Bcf and 11.5 Bcf of natural gas, respectively, which accounted for 3% and 9% of our adjusted gross margin, respectively. For the six months ended June 30, 2015 and 2014, we sold 32.2 Bcf and 28.0 Bcf of natural gas, respectively, which accounted for 23% and 30% of our adjusted gross margin, respectively.

Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, crude oil, caustic soda, tallow, pulp and heavy equipment. For the three months ended June 30, 2015, we offloaded, stored and/or prepared for delivery 0.5 million short tons of products and 50.0 million gallons of liquid materials. For the three months ended June 30, 2014, we offloaded, stored and/or prepared for delivery 0.5 million short tons of products and 45.4 million gallons of liquid materials. For the three months ended June 30, 2015 and 2014, our materials handling segment accounted for 29% of our adjusted gross margin for both periods. For the six months ended June 30, 2015, we offloaded, stored and/or prepared for delivery 1.1 million short tons of products and 124.7 million gallons of liquid materials. For the six months ended June 30, 2014, we offloaded, stored and/or prepared for delivery 1.2 million short tons of products and 112.2 million gallons of liquid materials. For the six months ended June 30, 2015 and 2014, our materials handling segment accounted for 14% and 13% of our adjusted gross margin respectively.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal, commercial trucking activity conducted by our Canadian subsidiary and the heating equipment service business acquired with the Castle acquisition in December 2014. For the three months ended June 30, 2015 and 2014, our other operations segment accounted for 4% of our adjusted gross margin for both periods. For the six months ended June 30, 2015 and 2014, our other operations segment accounted for 3% and 2% of our adjusted gross margin, respectively.

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

EBITDA is not prepared in accordance with GAAP. EBITDA should not be considered an alternative to net income (loss), operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA excludes some, but not all, items that affect net income (loss) and operating income (loss).

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

Adjusted gross margin and adjusted EBITDA are not prepared in accordance with GAAP. Adjusted gross margin and adjusted EBITDA should not be considered as alternatives to net income (loss), operating income (loss), cash flows from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP.

Operating Expenses

Operating expenses are costs associated with the operation of the terminals and truck fleet used in our business. Employee wages, pension and 401(k) plan expenses, boiler fuel, repairs and maintenance, utilities, insurance, property taxes, services and lease payments comprise the most significant portions of our operating expenses. Commencing on October 30, 2013, employee wages and related employee expenses included in our operating expenses are incurred on our behalf by our General Partner and reimbursed by us. These expenses remain relatively stable independent of the volumes through our system but can fluctuate depending on the activities performed during a specific period. Operating expenses for the three and six months ended June 30, 2014 have been recast to include the historical results of Kildair Service Ltd (“Kildair”).

Selling, General and Administrative Expenses

Our SG&A includes employee salaries and benefits, discretionary bonus, marketing costs, corporate overhead, professional fees, information technology and office space expenses. Commencing on October 30, 2013, employee wages, related employee expenses and certain rental costs included in our SG&A expenses are incurred on our behalf by our General Partner and reimbursed by us. SG&A expenses for the three and six months ended June 30, 2014 have been recast to include the historical results of Kildair.

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

Trends and Factors that Impact our Business

In addition to the other information set forth in this report, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the trends and factors that impact our business.

Qualifying Income Status and Proposed Regulations

Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, transportation and marketing of minerals and natural resources. On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. The comment period on the proposed new regulations ends on August 5, 2015. When the comment period closes, the IRS will review and analyze the comments received. During this time, they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

Results of Operations

On December 9, 2014, we acquired Kildair. The acquisition of Kildair represented a transfer of entities under common control. The information presented herein has been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson. In December, 2014 we expanded our refined products business through our acquisition of Castle Oil Corporation (“Castle Oil”) and in October, 2014 we expanded our natural gas business through our acquisition of Metromedia Gas & Power, Inc. (“Metromedia Energy”). Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations.

The results of operations of our refined products and natural gas businesses are impacted by seasonality, due primarily to the increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our revenues. For these and other reasons, our results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future periods or for the full fiscal year ending December 31, 2015.

The following tables present our volume, net sales, and adjusted gross margin by segment, as well as our EBITDA, adjusted EBITDA, and information on weather conditions, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Volumes:
Refined products (gallons)	289,086	306,096	1,015,518	894,852
Natural gas (MMBtus)	12,218	11,493	32,231	27,989
Materials handling (short tons)	484	525	1,069	1,219
Materials handling (gallons)	49,980	45,360	124,740	112,182
Net Sales:
Refined products	$578,851	$898,667	$2,010,696	$2,743,640
Natural gas	66,558	67,342	213,237	201,682
Materials handling	11,694	8,999	21,878	17,078
Other operations	4,640	4,653	14,290	11,960

Total net sales	$661,743	$979,661	$2,260,101	$2,974,360

Adjusted Gross Margin:
Refined products	$25,943	$18,162	$92,249	$69,692
Natural gas	1,316	2,666	36,133	38,010
Materials handling	11,688	8,993	21,872	17,070
Other operations	1,641	1,352	4,624	2,688

Total adjusted gross margin	$40,588	$31,173	$154,878	$127,460

Reconciliation to Operating Income (loss):
Total adjusted gross margin	$40,588	$31,173	$154,878	$127,460
Add: unrealized gain (loss) on inventory (1)	(2,143)	759	(5,677)	6,625
Add: unrealized gain (loss) on natural gas transportation contracts (2)	7,239	(6,059)	4,468	22,068
Operating expenses	(17,641)	(15,358)	(36,524)	(32,196)
Selling, general and administrative	(18,918)	(11,124)	(51,299)	(38,535)
Depreciation and amortization	(5,185)	(4,130)	(10,177)	(8,085)

Operating income (loss)	$3,940	$(4,739)	$55,669	$77,337
Other income	—	—	514	—
Interest income	117	167	229	277
Interest expense	(6,459)	(6,713)	(14,225)	(14,729)
Income tax (provision) benefit	(148)	681	(798)	(357)

Net (loss) income	$(2,550)	$(10,604)	$41,389	$62,528

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(2,550)	$(10,604)	$41,389	$62,528
Add/(deduct):
Interest expense, net	6,342	6,546	13,996	14,452
Tax provision (benefit)	148	(681)	798	357
Depreciation and amortization	5,185	4,130	10,177	8,085

EBITDA (3):	$9,125	$(609)	$66,360	$85,422

Add: unrealized (gain) loss on inventory (1)	2,143	(759)	5,677	(6,625)
Add: unrealized (gain) loss on natural gas transportation contracts (2)	(7,239)	6,059	(4,468)	(22,068)

Adjusted EBITDA (3):	$4,029	$4,691	$67,569	$56,729

Other Data:
Normal heating degree days (4)	954	954	4,228	4,228
Actual heating degree days	884	935	4,765	4,541
Variance from normal heating degree days	(7.3)%	(2.0)%	12.7%	7.4%
Variance from prior period actual heating degree days	(5.5)%	0.6%	4.9%	11.4%

(1)	Inventory is valued at the lower of cost or market. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (losses) gains with respect to the derivatives that are included in net income (loss).
(2)	The unrealized hedging gain (loss) on natural gas transportation contracts represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging (losses) gains in net income (loss).
(3)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”
(4)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Our results of operations for the three months ended June 30, 2015 reflect:

•	decreasing net sales and sales volumes and increasing adjusted gross margin and adjusted unit gross margin in our refined products segment;

•	decreasing net sales, increasing sales volumes and decreasing adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing net sales and adjusted gross margin in our materials handling segment.

	Three Months Ended
	June 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	289,086	306,096	(17,010)	(6)%
Natural gas (MMBtus)	12,218	11,493	725	6%
Materials handling (short tons)	484	525	(41)	(8)%
Materials handling (gallons)	49,980	45,360	4,620	10%
Net Sales:
Refined products	$578,851	$898,667	$(319,816)	(36)%
Natural gas	66,558	67,342	(784)	(1)%
Materials handling	11,694	8,999	2,695	30%
Other operations	4,640	4,653	(13)	(0)%

Total net sales	$661,743	$979,661	$(317,918)	(32)%

Adjusted Gross Margin:
Refined products	$25,943	$18,162	$7,781	43%
Natural gas	1,316	2,666	(1,350)	(51)%
Materials handling	11,688	8,993	2,695	30%
Other operations	1,641	1,352	289	21%

Total adjusted gross margin	$40,588	$31,173	$9,415	30%

Adjusted Unit Gross Margin:
Refined products	$0.090	$0.059	$0.031	53%
Natural gas	$0.108	$0.232	$(0.124)	(53)%

Refined Products

Refined products net sales decreased $319.8 million, primarily as a result of the lower energy price environment. The average selling price for the three months ended June 30, 2015 was nearly 32% lower than the same period last year.

Refined products sales volumes during the quarter were 17.0 million gallons or 6% lower, which contributed to the decline in sales. A reduction of 21.0 million gallons in residual fuel volumes was the primary contributor to this decrease, with gasoline sales volume also lower. The key driver for the residual fuel decline was reduced export volumes at Kildair. In contrast to residual fuel and gasoline, distillate sales volumes increased during the period, which was largely attributable to the recently acquired Castle business.

Refined products adjusted gross margin increased $7.8 million due to the contribution from our Castle acquisition, improved margin performance in Kildair’s refined product business and a more favorable market structure for holding inventory, in particular for residual fuel and distillate.

Natural Gas

Natural gas net sales decreased $0.8 million or 1%. This decline was driven by the lower energy price environment, with the average selling price 7% lower, while volumes increased due to the Metromedia Energy acquisition completed in October 2014.

Natural Gas adjusted gross margin declined by $1.4 million compared to the same period last year. Adjusted gross margin gains from increasing sales volumes were offset by a combination of widening credit spreads on forward contracts, fewer optimization opportunities for our transportation and storage assets and reduced weather-driven requirements.

Materials Handling

Materials handling net sales increased $2.7 million primarily as a result of an increase in windmill handling activity following the reinstatement of the Renewable Electricity Production Tax Credit and higher revenue from Kildair’s crude handling project, which started up during the latter part of the second quarter of 2014. This increase was offset by lower dry bulk activity due to a temporary customer plant shutdown and reduced salt demand following an exceptional year in 2014.

Materials handling adjusted gross margin improvement of $2.7 million was primarily a combination of substantially higher windmill activity and a full quarter of crude handling revenue at Kildair. Asphalt revenue also increased, largely as a result of activity at the Bronx, NY terminal, which was obtained as part of the Castle acquisition in December 2014. Dry bulk adjusted gross margin was lower for the second quarter of 2015, largely as a result of a customer’s temporary plant shutdown and lower salt volumes.

Other Operations

Net sales from other operations were relatively unchanged from the same period last year with reductions in coal demand and commercial trucking services at Kildair offsetting the gains in heating equipment service sales obtained as part of the Castle acquisition.

Adjusted gross margins from other operations increased $0.3 million as a result of sales in the heating equipment service business described above.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Our results of operations for the six months ended June 30, 2015 reflect:

•	decreasing net sales and increasing sales volumes, adjusted gross margin and adjusted unit gross margin in our refined products segment;

•	increasing net sales, sales volumes and decreasing adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing net sales and adjusted gross margin in our materials handling segment.

	Six Months Ended
	June 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,015,518	894,852	120,666	13%
Natural gas (MMBtus)	32,231	27,989	4,242	15%
Materials handling (short tons)	1,069	1,219	(150)	(12)%
Materials handling (gallons)	124,740	112,182	12,558	11%
Net Sales:
Refined products	$2,010,696	$2,743,640	$(732,944)	(27)%
Natural gas	213,237	201,682	11,555	6%
Materials handling	21,878	17,078	4,800	28%
Other operations	14,290	11,960	2,330	19%

Total net sales	$2,260,101	$2,974,360	$(714,259)	(24)%

Adjusted Gross Margin:
Refined products	$92,249	$69,692	$22,557	32%
Natural gas	36,133	38,010	(1,877)	(5)%
Materials handling	21,872	17,070	4,802	28%
Other operations	4,624	2,688	1,936	72%

Total adjusted gross margin	$154,878	$127,460	$27,418	22%

Adjusted Unit Gross Margin:
Refined products	$0.091	$0.078	$0.013	17%
Natural gas	$1.121	$1.358	$(0.237)	(17)%

Refined Products

Refined products net sales decreased $732.9 million as a result of the lower energy price environment, with the average refined products sales price per unit during the first six months of 2015 more than 35% lower than the same period in 2014. This price decline was more than offset by higher sales volumes.

Refined products sales volumes increased 120.7 million gallons. The majority of this increase was due to higher distillate sales, with volumes increasing by 101.5 million gallons, or 15%, period over period. This increase was largely a result of higher heating oil volumes, particularly due to sales at the Bronx, NY terminal which was acquired from Castle in December 2014. Colder weather during the first three months of 2015 was also a factor contributing to the higher heating oil volumes. Residual fuel sales volumes also increased by 18.9 million gallons, primarily due to the addition of volumes sold from the Bronx, NY terminal following the Castle acquisition. Gasoline sales volumes were comparable to the same period in 2014.

Refined products adjusted gross margin increased $22.6 million, or 32%. This increase was substantially due to both higher volumes and improved unit margins. As described above, volume increases were largely a result of the Castle acquisition in December 2014 and colder weather conditions during the first quarter of the year. A key factor leading to the higher unit margin was a more favorable market structure for holding inventory which occurred during the second quarter of the year, in particular for residual fuel oil and distillate.

Natural Gas

Natural gas net sales increased $11.6 million, primarily due to a 15% gain in volumes. The key factor leading to the higher volumes was the incremental sales in the first half of 2015 resulting from the Metromedia Energy acquisition completed in October 2014. This volume gain was partially offset by an 8% reduction in natural gas sales prices due to a generally weaker energy price environment as compared to the six months ended June 30, 2014.

Adjusted gross margin declined $1.9 million. Despite colder temperatures in the Northeast compared to last year, the region experienced less cash market volatility, resulting in fewer optimization opportunities related to our transportation and storage assets as compared to the six months ended June 30, 2014.

Materials Handling

Materials handling net sales increased $4.8 million due to an increase in windmill handling activity following the reinstatement of the Renewable Electricity Production Tax Credit and substantially higher revenue from Kildair’s crude handling project which started up during the latter part of the second quarter of 2014, and the inclusion of asphalt handling revenue at the Bronx, NY terminal purchased from Castle in December 2014. These increases were offset by lower dry bulk activity due to a temporary customer plant shutdown and reduced salt volumes following an exceptional year in 2014.

The primary factors contributing to the materials handling adjusted gross margin increase of $4.8 million were the same as those leading to the revenue increase described above. There were substantial gains from windmill handling activity, crude oil handling at Kildair, and asphalt at the Bronx, NY facility, with a partial offset from lower dry bulk margins in particular due to a temporary customer plant shutdown and reduced salt volumes.

Other Operations

Net sales from other operations increased $2.3 million. The higher sales obtained were primarily due to inclusion of the heating equipment service business obtained as part of the Castle acquisition in December 2014 along with increased coal volumes due mainly to higher demand for power generation during the first quarter.

Adjusted gross margins from other operations increased $1.9 million, with the improvement driven by the same factors as the sales increase.

Operating Costs and Expenses

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%
		($ in thousands)
Operating expenses	$17,641	$15,358	$2,283	15%
Selling, general and administrative expenses	$18,918	$11,124	$7,794	70%
Depreciation and amortization	$5,185	$4,130	$1,055	26%
Interest expense, net	$6,342	$6,546	$(204)	(3)%

Operating Expenses. Operating expenses increased $2.3 million largely due to expenses at our recently acquired Castle terminal.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $7.8 million, consisting of $4.0 million attributable to expenses at Metromedia Energy and Castle Oil, $1.2 million due to increased employee related costs, $1.4 million due to increased professional services including audit related, legal and consulting activities and $0.5 million of merger and acquisition expenses.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million, of which $0.9 million was due to the Metromedia Energy and Castle acquisitions.

Interest Expense, net. Interest expense decreased $0.2 million, primarily due to the expiration of interest rate swaps related to a portion of our variable rate debt obligations offset by increased amortization of debt issuance costs associated with our credit facility.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%
		($ in thousands)
Operating expenses	$36,524	$32,196	$4,328	13%
Selling, general and administrative expenses	$51,299	$38,535	$12,764	33%
Depreciation and amortization	$10,177	$8,085	$2,092	26%
Interest expense, net	$13,996	$14,452	$(456)	(3)%

Operating Expenses. Operating expenses increased $4.3 million, of which $4.6 million was due to expenses at our recently acquired Castle terminal partially offset by $0.4 million in reduced maintenance expense at our other terminals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $12.8 million, of which $8.2 million was attributable to the Metromedia Energy and Castle acquisitions, $1.2 million was due to increased employee related costs, $1.7 million was due to increased professional fees and $1.4 million was due to increased merger and acquisition expense.

Depreciation and Amortization. Depreciation and amortization increased $2.1 million, of which $1.6 million was due to the Metromedia Energy and Castle acquisitions with the remaining increase of $0.5 million primarily due to the depreciation of the assets related to Kildair’s crude storage and handling project which was placed in service in June 2014.

Interest Expense, net. Interest expense decreased $0.5 million, primarily due to the expiration of interest rate swaps related to a portion of our variable rate debt obligations offset by increased amortization of debt issuance costs associated with our credit facility.

Liquidity and Capital Resources

Liquidity

Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2015, the Partnership had working capital of $149.7 million.

As of June 30, 2015, the undrawn borrowing capacity under the working capital facility was $179.1 million and the undrawn borrowing capacity under the acquisition facility was $88.4 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and working capital debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, inventory is reduced, accounts receivable are collected and converted into cash and working capital debt is reduced. During the six months ended June 30, 2015, the amount the Partnership had drawn under the working capital facility fluctuated from a low of $215.0 million to a high of $563.2 million.

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

Credit Agreement

On December 9, 2014, in connection with the Kildair acquisition, Sprague Operating Resources LLC, the operating company of the Partnership, Sprague Resources ULC and Kildair entered into an amended and restated revolving credit agreement (the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. The Credit Agreement matures on December 9, 2019 and contains, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $1.0 billion to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $120.0 million to be used by Kildair for working capital loans and letters of credit;

•	A revolving acquisition facility of up to $400.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses; and

•	Subject to certain conditions, the U.S. dollar and multicurrency revolving working capital facilities may be increased by $200.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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

The specified margin for the working capital facilities will range, based upon the percentage utilization of this facility, from 1.00% to 1.50% for loans bearing interest at the alternative Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the U.S. dollar working capital facility or the multicurrency working capital facility. The specified margin for the acquisition facility will range, based on the Partnership’s consolidated total leverage ratio, from 2.00% to 2.25% for loans bearing interest at the alternate Base Rate and from 3.00% to 3.25% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the acquisition facility. In addition, the Partnership will incur a commitment fee on the unused portion of the facilities at a rate ranging from 0.375% to 0.50% per annum.

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2015.

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

During the six months ended June 30, 2015, we incurred a total of $4.4 million in maintenance capital expenditures and we spent $2.5 million for expansion and/or upgrades of our terminals. We anticipate that future maintenance capital expenditures will be funded with our acquisition line and that future expansion capital requirements will be financed through our acquisition line or other long-term borrowings and/or equity offerings.

Cash Flows

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Net cash provided by operating activities	$310,011	$211,669
Net cash used in investing activities	$(6,634)	$(11,014)
Net cash used in financing activities	$(298,172)	$(199,229)

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2015 was $310.0 million. This was primarily driven by cash inflows as a result of a decrease of $181.8 million in inventories due to strong sales volumes and a seasonal reduction in inventory requirements, a decrease of $124.3 million in accounts receivable relating largely to the exit from the winter season, a decrease of $76.1 million in derivative instruments relating to the ratable liquidation of the Partnership’s fixed forward contracts as we came out of the peak season and $41.4 million in net income. These increases were offset by cash outflows as a result of a reduction of $141.6 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.

Net cash provided by operating activities for the six months ended June 30, 2014 was $211.7 million. This was primarily driven by cash inflows as a result of a decrease of $211.8 million in inventory and $76.8 million in accounts receivable, as levels normally decrease as we exit the winter season, and net income of $62.5 million. These increases were offset by cash outflows as a result of reductions in accounts payable and accrued liabilities of $121.7 million, primarily due to timing of invoice payments for product purchases as we exit the winter season, as well as an increase of $45.2 million in derivative instruments primarily relating to natural gas fixed forward net commitments during the period.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 was $6.6 million of which $2.5 million related to expansion capital expenditures and $4.4 million related to maintenance capital expenditure projects across our terminal system. This was offset by $0.3 million of other activities.

Net cash used in investing activities for the six months ended June 30, 2014 was $11.0 million of which $8.8 million related to expansion capital expenditure projects at our Kildair terminal for a crude oil storage and handling construction project and $2.0 million related to other capital projects across our terminal system.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was $298.2 million, and primarily resulted from $273.4 million of net payments under our Credit Agreement due to reduced financing requirements from lower inventory levels and lower commodity prices and distributions to unitholders of $19.5 million.

Net cash used in financing activities for the six months ended June 30, 2014 was $199.2 million and primarily resulted from $184.5 million of net payments under the Credit Agreement due to reduced financing needs primarily as a result of lower inventory and accounts receivable levels, and distributions to unitholders of $14.0 million.

Impact of Inflation

Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2015 and 2014.

New Accounting Guidance

Our policies on new accounting guidance are summarized in Note 1, “Description of Business and Summary of Significant Accounting Policies” in this report and included within the Notes to our Consolidated and Combined Financial Statements of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Other Accounting Standards or Updates Not Yet Effective

We have evaluated the accounting guidance recently issued and have determined that these standards or updates will not have a material impact on our financial position, results of operations, or cash flows.

Critical Accounting Policies and Estimates

“Part I, Item, 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.

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

The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Refined products contracts	$(35,199)	$(3,095)	$26,605	$3,247
Natural gas contracts	5,489	(9,121)	1,161	(22,814)

Total	$(29,710)	$(12,216)	$27,766	$(19,567)

Substantially all of our commodity derivative contracts outstanding as of June 30, 2015 will settle prior to December 31, 2016.

Interest Rate Risk

We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable LIBOR interest rate payable under our Credit Agreement for fixed LIBOR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. At June 30, 2015, we held six interest rate swaps with a total notional value of $175.0 million whose swap periods began in January 2015, expiring in January 2016; and six interest rate swaps with a total notional value of $175.0 million whose swap periods begin in January 2016, expiring in January 2017. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels.

During the two year period ended June 30, 2015, we hedged approximately 25% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2015, it was estimated that if short-term interest rates average 100 basis points higher (lower), interest expense would increase by approximately $4.7 million and decrease by approximately $0.7 million respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.

Derivative Instruments

The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015:

	As of June 30, 2015
		Quoted	Significant
		Prices in	Other	Significant
		Active	Observable	Unobservable
	Fair Value	Markets	Inputs	Inputs
	Measurement	Level 1	Level 2	Level 3
Financial assets:
Commodity exchange contracts	$18	$18	$—	$—
Commodity fixed forwards	134,076	—	134,076	—
Commodity swaps and options	67	—	67	—

Commodity derivatives	134,161	18	134,143	—
Interest rate swaps	13	—	13	—
Currency swaps	47	—	47	—

Total	$134,221	$18	$134,203	$—

Financial liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	64,346	—	64,346	—
Commodity swaps and options	4,830	—	4,830	—

Commodity derivatives	69,178	2	69,176	—
Interest rate swaps	1,131	—	1,131	—

Total	$70,309	$2	$70,307	$—

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

We maintain a control environment under the direction of our Chief Risk Officer through our risk management policy, processes and procedures, which our senior management has approved. Control measures include volumetric, value at risk and stop loss limits on discretionary positions as well as contract term limits. Our Chief Risk Officer and the Risk Management Committee must approve the use of new instruments or new commodities. Risk limits are monitored and reported daily to senior management. Our risk management department also performs independent verifications of sources of fair values. These controls apply to all of our commodity risk management activities.

We use value at risk to monitor commodity price risk within our risk management activities. The value at risk model uses both linear and simulation methodologies based on historical information, with the results representing the potential loss in fair value over one day at a 95% confidence level. Results may vary from time to time as hedging coverage, market pricing levels and volatility change.

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

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

In addition to other information set forth in this report, you should carefully consider the factor set forth below, which updates a previously disclosed risk factor, and the factors discussed in “Risk Factors” included in our 2014 Annual Report, which could materially affect our business, financial condition or future results.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommends that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, the IRS, on May 5, 2015, issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 6, 2015		/s/ Gary A. Rinaldi
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