Form 10-Q
period 2015-09-30
Sprague Resources LP
filed 2015-11-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
The registrant had 11,011,756 common units and 10,071,970 subordinated units outstanding as of November 2, 2015

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and September 30, 2014	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and September 30, 2014	3
	Unaudited Condensed Consolidated Statement of Unitholders’ Equity (Deficit) for the nine months ended September 30, 2015	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
Item 4.	Controls and Procedures	38

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,975	$4,080
Accounts receivable, net	139,726	289,424
Inventories	229,416	390,555
Fair value of derivative assets	150,060	229,890
Deferred income taxes	866	895
Other current assets	41,840	52,416
Total current assets	576,883	967,260
Property, plant and equipment, net	250,658	250,126
Assets held for sale	—	1,321
Intangibles, net	23,184	27,626
Other assets, net	23,965	30,219
Goodwill	63,288	63,288
Total assets	$937,978	$1,339,840
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$90,941	$198,609
Accrued liabilities	46,442	63,816
Fair value of derivative liabilities	54,399	89,176
Due to General Partner and affiliates	12,938	15,340
Current portion of long-term debt	230,059	397,214
Current portion of capital leases	1,009	1,313
Total current liabilities	435,788	765,468
Commitments and contingencies (Note 9)	—	—
Long-term debt	325,094	418,356
Long-term capital leases	3,667	5,424
Other liabilities	17,323	17,884
Due to General Partner	1,249	988
Deferred income taxes	16,532	15,826
Total liabilities	799,653	1,223,946
Unitholders’ equity:
Common unitholders - public (8,969,914 units and 8,777,922 units issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively)	181,584	171,055
Common unitholders - affiliated (2,034,378 units issued and outstanding)	(3,166)	(5,566)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding)	(27,880)	(39,762)
Accumulated other comprehensive loss, net of tax	(12,213)	(9,833)
Total unitholders’ equity	138,325	115,894
Total liabilities and unitholders’ equity	$937,978	$1,339,840

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$558,022	$897,408	$2,818,123	$3,871,768
Cost of products sold (exclusive of depreciation and amortization)	498,537	860,669	2,604,969	3,678,876
Operating expenses	17,870	14,401	54,394	46,597
Selling, general and administrative	19,894	14,923	71,193	53,458
Depreciation and amortization	5,188	4,373	15,365	12,458
Total operating costs and expenses	541,489	894,366	2,745,921	3,791,389
Operating income	16,533	3,042	72,202	80,379
Other income	—	—	514	—
Interest income	138	124	367	401
Interest expense	(6,399)	(6,819)	(20,624)	(21,548)
Income (loss) before income taxes	10,272	(3,653)	52,459	59,232
Income tax provision	(1,692)	(1,649)	(2,490)	(2,006)
Net income (loss)	8,580	(5,302)	49,969	57,226
Add/(deduct):
Income attributable to Kildair (Note 2)	—	(5,416)	—	(2,103)
Incentive distributions declared	(105)	—	(154)	—
Limited partners’ interest in net income (loss)	$8,475	$(10,718)	$49,815	$55,123

Net income (loss) per limited partner unit:
Common - basic	$0.40	$(0.53)	$2.37	$2.73
Common - diluted	$0.39	$(0.53)	$2.32	$2.73
Subordinated - basic and diluted	$0.40	$(0.53)	$2.37	$2.73
Units used to compute net income (loss) per limited partner unit:
Common - basic	10,999,848	10,091,388	10,965,400	10,085,058
Common - diluted	11,253,395	10,091,388	11,199,128	10,120,935
Subordinated - basic and diluted	10,071,970	10,071,970	10,071,970	10,071,970

Distribution declared per common and subordinated units	$0.5025	$0.4425	$1.4625	$1.2825
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$8,580	$(5,302)	$49,969	$57,226
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps
Net (loss) gain arising in the period	(428)	45	(1,388)	(54)
Reclassification adjustment related to losses realized in income	126	631	384	1,864
Net change in unrealized (loss) gain on interest rate swaps	(302)	676	(1,004)	1,810
Tax effect	8	(17)	29	(46)
	(294)	659	(975)	1,764
Foreign currency translation adjustment	(156)	(662)	(1,405)	(665)
Other comprehensive (loss) income	(450)	(3)	(2,380)	1,099
Comprehensive income (loss)	$8,130	$(5,305)	$47,589	$58,325
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2013	$127,496	$(6,155)	$(39,438)	$—	$(10,610)	$71,293
Net income	50,141	9,953	62,720	—	—	122,814
Distributions paid	(13,370)	(2,460)	(15,764)	—	—	(31,594)
Other comprehensive income	—	—	—	—	777	777
Unit-based compensation	1,528	286	1,803	—	—	3,617
Distribution to sponsor for Kildair acquisition	—	(17,652)	(49,015)	—	—	(66,667)
Common units issued for Kildair acquisition	—	10,002	—	—	—	10,002
Common units issued for Castle acquisition	5,318	—	—	—	—	5,318
Other contribution from Parent	—	470	—	—	—	470
Units withheld for employee tax obligation	(58)	(10)	(68)	—	—	(136)
Balance at December 31, 2014	171,055	(5,566)	(39,762)	—	(9,833)	115,894
Net income	21,193	4,827	23,900	49	—	49,969
Distributions paid	(12,660)	(2,884)	(14,277)	(49)	—	(29,870)
Other comprehensive loss	—	—	—	—	(2,380)	(2,380)
Unit-based compensation	898	205	1,013	—	—	2,116
Common units issued with annual bonus	2,088	479	2,372	—	—	4,939
Units withheld for employee tax obligation	(990)	(227)	(1,126)	—	—	(2,343)
Balance at September 30, 2015	$181,584	$(3,166)	$(27,880)	$—	$(12,213)	$138,325
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$49,969	$57,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	18,033	16,137
Provision for doubtful accounts	1,785	2,703
Gain on sale of assets and insurance recoveries	(482)	(83)
Deferred income taxes	773	746
Non-cash unit-based compensation	5,231	5,267
Changes in assets and liabilities:
Accounts receivable	147,912	76,615
Inventories	161,139	109,292
Prepaid expenses and other assets	16,113	(28,763)
Fair value of commodity derivative instruments	44,050	(57,226)
Due to General Partner and affiliates	(2,148)	7,836
Accounts payable, accrued liabilities and other	(124,713)	(89,528)
Net cash provided by operating activities	317,662	100,222
Cash flows from investing activities
Purchases of property, plant and equipment	(11,044)	(13,314)
Proceeds from property insurance settlement, sale of assets and other activities	407	139
Net cash used in investing activities	(10,637)	(13,175)
Cash flows from financing activities
Net payments under credit agreements	(260,259)	(60,816)
Payments on capital lease liabilities and term debt	(1,061)	(603)
Payments on long-term terminal obligations	(310)	(423)
Debt issuance costs	(1,938)	—
Distributions paid	(29,870)	(22,655)
Foreign exchange on capital lease obligations	(226)	(112)
Units withheld for employee tax obligation	(2,343)	(136)
Net increase in payable to Parent	—	147
Net cash used in financing activities	(296,007)	(84,598)
Effect of exchange rate changes on cash balances held in foreign currencies	(123)	9
Net change in cash and cash equivalents	10,895	2,458
Cash and cash equivalents, beginning of period	4,080	2,046
Cash and cash equivalents, end of period	$14,975	$4,504
Supplemental disclosure of cash flow information
Cash paid for interest	$18,307	$20,104
Cash paid for taxes	$3,490	$1,164
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands unless otherwise stated)
1. Description of Business and Summary of Significant Accounting Policies
Partnership Businesses
Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 to engage in activities for which limited partnerships may be organized under the Delaware Revised Limited Partnership Act including, but not limited to, actions to form a limited liability company and/or acquire assets owned by Sprague Operating Resources LLC, a Delaware limited liability company and the Partnership’s operating company (the “Predecessor” and “OLLC”). The Partnership is a wholesale and commercial distributor engaged in the purchase, storage, distribution and sale of refined products and natural gas, and also provides storage and handling services for a broad range of materials.
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
As of September 30, 2015, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow up to a maximum of 50%. IDR participation begins once distributions exceed $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC on March 16, 2015 (the “2014 Annual Report”).

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
The Partnership's significant accounting policies are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Partnership’s audited consolidated financial statements, included in the 2014 Annual Report, and are the same as are used in preparing these unaudited interim condensed consolidated financial statements.

The consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2015 and December 31, 2014 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Recent Accounting Pronouncements
In October 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Partnership is currently evaluating the potential impact of this guidance which is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The Partnership is currently evaluating the potential impact of this guidance which is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.
In April 2015, the FASB issued ASU 2015-6, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force). The Partnership is currently evaluating the potential impact of this guidance, however at this time we do not believe that the application of this ASU will result in changes to the Partnership’s presentation of earnings per unit or related disclosures in connection with the Partnership’s 2014 dropdown transaction. This guidance is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years and is to be applied on a retrospective basis.
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership has not yet adopted the provisions of ASU 2015-3, which is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of September 30, 2015 and December 31, 2014, the Partnership’s unamortized debt issuance costs were $15.1 million and $15.5 million, respectively.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. In July 2015, the FASB issued ASU-2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date which establishes the effective date of this guidance for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership continues to evaluate both the impact of this new standard on the consolidated financial statements and the transition method it will utilize for adoption.

2. Business Combinations
Kildair
On December 9, 2014, the Partnership indirectly acquired all of the equity interests in Kildair Service Ltd. (“Kildair”) through the Partnership’s acquisition of all of the equity interest of Kildair’s parent, Sprague Canadian Properties LLC, from Axel Johnson for total consideration of $175.0 million (a portion of which was used to retire outstanding Kildair debt at the date of acquisition), which included $10.0 million in the Partnership’s common units. As the acquisition of Kildair by the Partnership represents a transfer of entities under common control, the Condensed Consolidated Financial Statements and related information presented herein have been recast by including the historical financial results of Kildair for all periods that were controlled by Axel Johnson. The limited partners’ interest in net income (loss) as well as the related per unit amounts have not been recast.
Castle Oil
On December 8, 2014, the Partnership acquired substantially all of the assets of Castle Oil Corporation (“Castle”) and certain of its affiliates by purchasing Castle’s Bronx, New York terminal and its associated wholesale, commercial and retail fuel distribution business. The acquisition-date fair value of the consideration consisted of cash of $45.3 million, an obligation to pay $5.0 million over a three year period (recorded at a net present value of $4.6 million) and $5.3 million in the Partnership’s unregistered common units, plus payments for Castle’s inventory and other current assets of $37.0 million. Castle’s Bronx terminal is a large deep water petroleum products terminal located in New York City, and has 900,000 barrels of storage capacity. The purchase of this facility augments the Partnership’s supply, storage and marketing opportunities and provides new opportunities in refined fuels, and expanded materials handling capabilities. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The Partnership is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed and expects to finalize the purchase price allocation during the fourth quarter of 2015.

The following table represents the unaudited pro forma consolidated net sales and net (loss) income as if Castle had been included in the unaudited condensed consolidated results for the periods presented below:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$964,120	$4,497,657
Net (loss) income	$(8,673)	$61,750
Limited partners’ interest in net (loss) income	$(14,089)	$59,647
Net (loss) income per limited partner common unit - basic	$(0.69)	$2.93
Net (loss) income per limited partner common unit - diluted	$(0.69)	$2.93
These amounts have been calculated after applying the Partnership’s accounting policies and adjusting the results of Castle to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied on January 1, 2014, together with the related tax effects.
Metromedia Gas & Power, Inc.
On October 1, 2014, the Partnership completed its purchase of Metromedia Gas & Power Inc. (“Metromedia Energy”) for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other assets and liabilities. Total consideration at closing was $32.8 million. Metromedia Energy marketed natural gas and brokered electricity to commercial, industrial and municipal consumers primarily in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.
The Partnership determined the fair value of intangible assets using income approaches that incorporated projected cash flows as well as excess earnings and lost profits methods. The Partnership determined the fair value of derivative assets, derivative liabilities and natural gas transportation assets by applying the Partnership’s existing valuation methodologies; the Partnership determined that book value approximated fair value for substantially all other acquired assets and liabilities.

The goodwill recognized was primarily attributable to Metromedia Energy’s assembled workforce, its reputation in the Northeast United States and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is deductible for tax purposes.

3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2015	December 31, 2014
Fair value of interest rate swaps, net of tax	$(1,381)	$(406)
Cumulative foreign currency translation adjustment	(10,832)	(9,427)
Accumulated other comprehensive loss, net of tax	$(12,213)	$(9,833)
A summary of the changes in accumulated other comprehensive loss related to foreign currency translation is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance - beginning of period	$(10,676)	$(8,287)	$(9,427)	$(8,284)
Foreign currency translation adjustment	(156)	(662)	(1,405)	(665)
Balance - end of period	$(10,832)	$(8,949)	$(10,832)	$(8,949)

4. Inventories

	September 30, 2015	December 31, 2014
Petroleum and related products	$200,849	$366,431
Asphalt	24,630	18,357
Natural gas	1,450	3,387
Coal	2,487	2,380
Inventories	$229,416	$390,555
Due to changing market conditions, the Partnership recorded a provision of $10.6 million and $50.5 million as of September 30, 2015 and December 31, 2014, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.
5. Debt

	September 30, 2015	December 31, 2014
Current debt
Credit agreement	$229,839	$396,961
Other	220	253
Current debt	230,059	397,214
Long-term debt
Credit agreement	324,661	417,789
Other	433	567
Long-term debt	325,094	418,356
Total debt	$555,153	$815,570

Credit Agreement
On December 9, 2014, in connection with the acquisition of Kildair, the Partnership entered into an amended and restated revolving credit agreement (the “Credit Agreement”) that matures on December 9, 2019. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
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

Indebtedness under the Credit Agreement bears interest, at the Partnership’s option, at a rate per annum equal to either the Eurocurrency Base Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.
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
As of September 30, 2015 and December 31, 2014, working capital facilities borrowings were $248.4 million and $503.2 million, respectively, and outstanding letters of credit were $15.7 million and $120.2 million, respectively. The working capital facilities are subject to borrowing base reporting and as of September 30, 2015 and December 31, 2014, had a borrowing base of $477.7 million and $843.3 million, respectively. As of September 30, 2015, excess availability under the working capital facility was $213.6 million.
Acquisition line borrowings were $306.1 million at September 30, 2015 and $311.6 million at December 31, 2014. As of September 30, 2015, excess availability under the acquisition facility was $93.9 million.
The weighted average interest rate was 3.0% and 2.8% at September 30, 2015 and December 31, 2014, respectively. The current portion of the credit agreement at September 30, 2015 and December 31, 2014 represents the amounts intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. As of September 30, 2015, the Partnership is in compliance with these financial covenants. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement.

6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $22.5 million and $13.4 million for the three months ended September 30, 2015 and 2014, respectively and $76.2 million and $58.5 million for the nine months ended September 30, 2015 and 2014, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At September 30, 2015 and December 31, 2014 total amounts due to the General Partner with respect to these benefits and overhead costs were $14.2 million and $16.3 million, respectively.

7. Segment Reporting
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
The Partnership had no single customer whose revenue was greater than 10% of total net sales for the three and nine months ended September 30, 2015 and 2014, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $55.4 million and $93.2 million for the three months ended September 30, 2015 and 2014 and $163.4 million and $268.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net sales:
Refined products	$488,639	$830,821	$2,499,335	$3,574,461
Natural gas	52,568	53,376	265,805	255,058
Materials handling	12,027	9,790	33,905	26,868
Other operations	4,788	3,421	19,078	15,381
Net sales	$558,022	$897,408	$2,818,123	$3,871,768
Adjusted gross margin(1):
Refined products	$31,852	$32,176	$124,101	$101,868
Natural gas	4,423	4,604	40,556	42,614
Materials handling	12,027	9,816	33,899	26,886
Other operations	2,024	1,251	6,648	3,939
Adjusted gross margin	50,326	47,847	205,204	175,307
Reconciliation to operating income(2):
Add: unrealized gain (loss) on inventory(3)	575	4,686	(5,102)	11,311
Add: unrealized gain (loss) on prepaid forward contracts(4)	(2,248)	—	(2,248)	—
Add: unrealized gain (loss) on natural gas transportation contracts(5)	10,832	(15,794)	15,300	6,274
Operating costs and expenses not allocated to operating segments:
Operating expenses	(17,870)	(14,401)	(54,394)	(46,597)
Selling, general and administrative	(19,894)	(14,923)	(71,193)	(53,458)
Depreciation and amortization	(5,188)	(4,373)	(15,365)	(12,458)
Operating income	16,533	3,042	72,202	80,379
Other income	—	—	514	—
Interest income	138	124	367	401
Interest expense	(6,399)	(6,819)	(20,624)	(21,548)
Income tax provision	(1,692)	(1,649)	(2,490)	(2,006)
Net income (loss)	$8,580	$(5,302)	$49,969	$57,226

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

(4)
The unrealized hedging gain (loss) on prepaid forward contracts represents the Partnership’s estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives. The fair value of the derivatives the Partnership uses to economically hedge its prepaid forward contracts declines or appreciates in value as the value of the underlying forward contract appreciates or declines, which creates unrealized hedging gains (losses) with respect to the derivatives that are included in net income (loss).

(5)
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

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.
As of September 30, 2015 and December 31, 2014, goodwill recorded for the Refined Products, Natural Gas, Materials Handling and Other Operations segments amounted to $36.6 million, $18.6 million, $6.9 million and $1.2 million, respectively.

8. Financial Instruments and Off-Balance Sheet Risk
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. On a limited basis and within the Partnership’s risk management guidelines, the Partnership can utilize derivatives to generate profits from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets in the Condensed Consolidated Balance Sheets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities in the Condensed Consolidated Balance Sheets. Substantially all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2015 will settle prior to March 31, 2017.
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
The Partnership determines fair value in accordance with Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” which established a hierarchy ("Levels") for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the Level of fair value is based on the lowest significant input Level within this fair value hierarchy.
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
Fair value measurements based on Level 2 inputs: Measurements that are derived indirectly from observable inputs or from quoted prices from markets that are less liquid. Measurements based on Level 2 inputs include OTC derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. The Partnership utilizes fair value measurements based on Level 2 inputs for its fixed forward contracts, OTC commodity price swaps and interest rate swaps. The Partnership did not have any transfers between Level 1 and Level 2 fair value measurement during the three and nine months ended September 30, 2015.

Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations.

The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return, cash collateral as of September 30, 2015 or December 31, 2014.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$149,992	$—	$149,992	$—
Commodity swaps and options	61	—	61	—
Commodity derivatives	150,053	—	150,053	—
Currency swaps	7	—	7	—
Total	$150,060	$—	$150,060	$—
Financial liabilities:
Commodity fixed forwards	$47,817	$—	$47,817	$—
Commodity swaps and options	5,161	—	5,161	—
Commodity derivatives	52,978	—	52,978	—
Interest rate swaps	1,421	—	1,421	—
Total	$54,399	$—	$54,399	$—

	As of December 31, 2014
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$229,679	$—	$229,679	$—
Commodity swaps and options	74	—	74	—
Commodity derivatives	229,753	—	229,753	—
Interest rate swaps	137	—	137	—
Total	$229,890	$—	$229,890	$—
Financial liabilities:
Commodity fixed forwards	$80,080	$—	$80,080	$—
Commodity swaps and options	8,424	—	8,424	—
Commodity exchange contracts	97	97	—	—
Commodity derivatives	88,601	97	88,504	—
Interest rate swaps	553	—	553	—
Currency swaps	22	—	22	—
Total	$89,176	$97	$89,079	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of these financial instruments, was $150.1 million at September 30, 2015. Information related to these offsetting arrangements is as follows:

	As of September 30, 2015
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$150,053	$—	$150,053	$(1,814)	$(2,180)	$146,059
Currency swap derivative assets	7	—	7	—	—	7
Fair value of derivative assets	$150,060	$—	$150,060	$(1,814)	$(2,180)	$146,066

Commodity derivative liabilities	$(52,978)	$—	$(52,978)	$1,814	$—	$(51,164)
Interest rate swap derivative liabilities	(1,421)	—	(1,421)	—	—	(1,421)
Fair value of derivative liabilities	$(54,399)	$—	$(54,399)	$1,814	$—	$(52,585)

	As of December 31, 2014
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$229,753	$—	$229,753	$(4,831)	$(2,417)	$222,505
Interest rate swap derivative assets	137	—	137	—	—	137
Fair value of derivative assets	$229,890	$—	$229,890	$(4,831)	$(2,417)	$222,642

Commodity derivative liabilities	$(88,601)	$—	$(88,601)	$4,831	$—	$(83,770)
Interest rate swap derivative liabilities	(553)	—	(553)	—	—	(553)
Currency swap derivative liabilities	(22)	—	(22)	—	—	(22)
Fair value of derivative liabilities	$(89,176)	$—	$(89,176)	$4,831	$—	$(84,345)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refined products contracts	$47,481	$34,126	$74,086	$37,373
Natural gas contracts	11,435	(11,230)	12,596	(34,044)
Total	$58,916	$22,896	$86,682	$3,329
There were no discretionary trading activities for the three and nine months ended September 30, 2015 and 2014. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated.

	As of September 30, 2015		As of December 31, 2014
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	9,482	122,719	10,823	131,376
Short contracts	(12,662)	(74,780)	(15,434)	(82,796)

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
At September 30, 2015, the Partnership held six interest rate swaps with a total notional value of $175.0 million whose swap periods began in January 2015, expiring in January 2016; and six interest rate swaps with a total notional value of $175.0 million whose swap periods will begin in January 2016, expiring in January 2017. There was no material ineffectiveness determined for the cash flow hedges for the three and nine months ended September 30, 2015 and 2014.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2015, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was approximately $1.2 million.
Currency Derivatives
Kildair enters into forward currency contracts to mitigate the risk of currency rate fluctuations between its Canadian dollar denominated activity and the U.S. dollar, which is its functional currency. At September 30, 2015, Kildair held a forward currency swap that matures in October 2015. The contract obligates Kildair to sell $10.0 million in Canadian dollars at an exchange rate of 1.3332 to 1. The Canadian to U.S. dollar exchange rate was 1.3345 to 1 at September 30, 2015.
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

10. Equity-Based Compensation
On July 11, 2014, the board of directors of the General Partner approved that under the annual bonus program which is provided to substantially all employees, bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. Approximately $4.9 million of the annual bonus expense accrual as of December 31, 2014 was subsequently settled by issuing 200,775 common units and the Partnership withheld from the recipients 67,141 common units (market value of $1.7 million) to satisfy minimum tax withholding obligations. The Partnership estimates that $2.7 million of the annual bonus expense recorded during the nine months ended September 30, 2015 will be settled in common units.
The board of directors of the General Partner grants performance-based phantom unit awards to key employees that vest if certain performance criteria are met. Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the target phantom units granted, based on the Partnership’s total unitholder return over the vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. The Partnership’s performance-based phantom unit awards are equity awards with both service and market-based conditions, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the performance-based phantom units granted is estimated based on a Monte Carlo model that estimated the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.

The fair value of the performance-based phantom units granted on March 5, 2015 was estimated to be $4.5 million based on a Monte Carlo simulation using a weighted average volatility of 32.9% and a weighted average risk free rate of 0.98%.
Based on the total unitholder return calculation, the performance-based phantom units with a performance period ending as of December 31, 2014 vested at the 200% level and as a result 74,048 common units (vested market value of $1.8 million) were issued during January 2015. In connection with these vested awards, the Partnership withheld from the recipients 24,605 units (vested market value of $0.6 million) to satisfy minimum tax withholding obligations. Units issued under the Partnership’s incentive plans are newly issued.
Total unrecognized compensation cost related to performance-based phantom units totaled $4.3 million as of September 30, 2015 which is expected to be recognized over a period of 27 months. Performance-based phantom units accrue distribution equivalents which are recorded as liabilities over the requisite service period and are paid in cash upon vesting of the underlying performance-based phantom unit.
A summary of the Partnership’s unit awards subject to vesting during the nine months ended September 30, 2015 is set forth below:

	Restricted Units		Time Based Phantom Units		Performance-Based Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2014	4,444	$17.33	23,685	$20.16	111,075	$36.88
Granted	—	—	—	—	141,000	$31.58
Forfeited	—	—	—	—	—	—
Vested	—	—	(13,766)	$(20.16)	—	—
Nonvested at September 30, 2015	4,444	$17.33	9,919	$20.16	252,075	$33.92

The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2013	8,506,666	1,571,970	10,071,970
Employee and Director vested awards	27,401	—	—
Units issued in connection with Castle acquisition	243,855	—	—
Units issued in connection with Kildair acquisition	—	462,408	—
Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970
Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with phantom awards	58,358	—	—
Balance as of September 30, 2015	8,969,914	2,034,378	10,071,970
Unit-based compensation recorded in unitholders’ equity for the three months ended September 30, 2015 and 2014 was $0.7 million and $2.1 million, respectively, and for the nine months ended September 30, 2015 and 2014 was $2.1 million and $2.7 million, respectively, and is included in selling, general and administrative expenses.
11. Earnings Per Unit
Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter. Earnings (losses) per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to October 30, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings (loss) per unit.

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
The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Weighted average limited partner common units - basic	10,999,848	10,091,388	10,965,400	10,085,058
Dilutive effect of unvested restricted and phantom units	253,547	—	233,728	35,877
Weighted average limited partner common units - dilutive	11,253,395	10,091,388	11,199,128	10,120,935

The following tables provide a reconciliation of net income (loss) and the assumed allocation of net income (loss) to the limited partners’ interest for purposes of computing net income (loss) per unit for the periods presented:

	Three Months Ended September 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$8,580
Distributions declared	$5,533	$5,061	$105	$10,699
Assumed net loss from operations after distributions	(1,109)	(1,010)	—	(2,119)
Assumed net income to be allocated	$4,424	$4,051	$105	$8,580
Loss per unit - basic	$0.40	$0.40
Loss per unit - diluted	$0.39	$0.40

	Three Months Ended September 30, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(5,302)
Income attributable to Kildair (Note 2)				(5,416)
				$(10,718)
Distributions declared	$4,502	$4,457	$—	$8,959
Assumed net loss from operations after distributions	(9,866)	(9,811)	—	(19,677)
Assumed net loss to be allocated	$(5,364)	$(5,354)	$—	$(10,718)
Loss per unit - basic	$(0.53)	$(0.53)
Loss per unit - diluted	$(0.53)	$(0.53)

	Nine Months Ended September 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$49,969
Distributions declared	$16,102	$14,730	$154	$30,986
Assumed net income from operations after distributions	9,863	9,120	—	18,983
Assumed net income to be allocated	$25,965	$23,850	$154	$49,969
Earnings per unit - basic	$2.37	$2.37
Earnings per unit - diluted	$2.32	$2.37

	Nine Months Ended September 30, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$57,226
Income attributable to Kildair (Note 2)				(2,103)
				$55,123
Distributions declared	$12,984	$12,918	$—	$25,902
Assumed net income from operations after distributions	14,595	14,626	—	29,221
Assumed net income to be allocated	$27,579	$27,544	$—	$55,123
Earnings per unit - basic	$2.73	$2.73
Earnings per unit - diluted	$2.73	$2.73

12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions to the common and subordinated unitholders. As holder of the IDRs, Sprague Holdings is entitled to incentive distributions if the amount that the Partnership distributes exceeds specified target levels shown below:

		Marginal Percentage Interest in Cash Distributions
	Quarterly Distribution per Unit Target Amount	Unitholders	Incentive Distribution Rights Holders
Minimum Quarterly Distribution	$0.4125	100%	0%
First Target Distribution	above $0.4125 up to $0.474375	100%	0%
Second Target Distribution	above $0.474375 up to $0.515625	85%	15%
Third Target Distribution	above $0.515625 up to $0.61875	75%	25%
Thereafter	above $0.61875	50%	50%
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
On July 29, 2015, the Partnership declared a cash distribution of $0.4875 per unit for the three months ended June 30, 2015, which was paid on August 14, 2015, to unitholders of record on August 10, 2015.
In addition, on October 28, 2015, the Partnership declared a cash distribution of $0.5025 per unit for the three months ended September 30, 2015, to be paid on November 13, 2015, to unitholders of record on November 10, 2015.

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
Cautionary Statements Concerning Forward-Looking Statements
This quarterly report, on Form 10-Q for the quarter ended September 30, 2015 (the “quarterly report”), including without limitation, our discussion and analysis of our financial condition and results of operations, and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward-looking statements give our current expectations and contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “potential”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the following risks and uncertainties:

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

•
Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make quarterly distributions to our unitholders during these quarters. Warmer weather conditions could adversely affect our heating oil, residual oil, and natural gas sales.

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

•	Our unitholders will be required to pay taxes on their share of our income even if they do not receive any cash distributions from us.

•	The other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three and nine months ended September 30, 2015 contained elsewhere in this Quarterly Report and the audited financial statements and related notes thereto as of and for the year ended December 31, 2014, included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities Exchange Commission (the “SEC”) on March 16, 2015 (the “2014 Annual Report”).
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
As of September 30, 2015, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds the incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
Our refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,100 heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, and educational institutions. For the three months ended September 30, 2015 and 2014, we sold 287.6 million  and 298.3 million gallons of refined products, respectively, and our refined products segment accounted for 63% and 66% of our adjusted gross margin, respectively. For the nine months ended September 30, 2015 and 2014, we sold 1.3 billion and 1.2 billion gallons of refined products, respectively, and our refined products segment accounted for 60% and 59% of our adjusted gross margin, respectively.
We also purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the three months ended September 30, 2015 and 2014, we sold 10.5 Bcf and 10.3 Bcf of natural gas, respectively, which accounted for 9% and 10% of our adjusted gross margin, respectively. For the nine months ended September 30, 2015 and 2014, we sold 42.7 Bcf and 38.3 Bcf of natural gas, respectively, which accounted for 20% and 24% of our adjusted gross margin, respectively.
Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, crude oil, caustic soda, tallow, pulp and heavy equipment. For the three months ended September 30, 2015 we offloaded, stored and/or prepared for delivery 0.8 million short tons of products and 62.2 million gallons of liquid materials. For the three months ended September 30, 2014, we offloaded, stored and/or prepared for delivery 0.7 million short tons of products and 101.2 million gallons of liquid materials. For the three months ended September 30, 2015 and 2014, our materials handling segment accounted for 24% and 21% of our adjusted gross margin, respectively. For the nine months ended September 30, 2015, we offloaded, stored and/or prepared for delivery 1.9 million short tons of products and 187.0 million gallons of liquid materials. For the nine months ended September 30, 2014, we offloaded, stored and/or prepared for delivery 2.0 million short tons of products and 213.4 million gallons of liquid materials. For the nine months ended September 30, 2015 and 2014, our materials handling segment accounted for 17% and 15% of our adjusted gross margin, respectively.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal, commercial trucking activity conducted by our Canadian subsidiary and the heating equipment service business acquired with the Castle acquisition in December 2014. For the three months ended September 30, 2015 and 2014, our other operations segment accounted for 4% and 3% of our adjusted gross margin, respectively. For the nine months ended September 30, 2015 and 2014, our other operations segment accounted for 3% and 2% of our adjusted gross margin, respectively.
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
Adjusted Gross Margin and Adjusted EBITDA
Management utilizes adjusted gross margin and adjusted EBITDA to assist it in reviewing our financial results and managing our business segments. We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, decreased by gains on acquisition of businesses, increased by the write-off of deferred offering costs. Management believes that adjusted gross margin and adjusted EBITDA provide information that reflects our market or economic performance. We trade, purchase and sell energy commodities with market values that are constantly changing, which makes it important for management to evaluate our performance, as well as our physical and derivative positions, on a daily basis. Management reviews the daily operational performance of our supply activities, as well as our monthly financial results, on an adjusted gross margin and adjusted EBITDA basis. Adjusted gross margin and adjusted EBITDA have no impact on reported volumes or net sales.

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
Operating Expenses
Operating expenses are costs associated with the operation of the terminals and truck fleet used in our business. Employee wages, pension and 401(k) plan expenses, boiler fuel, repairs and maintenance, utilities, insurance, property taxes, services and lease payments comprise the most significant portions of our operating expenses. Commencing on October 30, 2013, employee wages and related employee expenses included in our operating expenses are incurred on our behalf by our General Partner and reimbursed by us. These expenses remain relatively stable independent of the volumes through our system but can fluctuate depending on the activities performed during a specific period. Operating expenses for the three and nine months ended September 30, 2014 have been recast to include the historical results of Kildair Service Ltd (“Kildair”).
Selling, General and Administrative Expenses
Our SG&A includes employee salaries and benefits, discretionary bonus, marketing costs, corporate overhead, professional fees, information technology and office space expenses. Commencing on October 30, 2013, employee wages, related employee expenses and certain rental costs included in our SG&A expenses are incurred on our behalf by our General Partner and reimbursed by us. SG&A expenses for the three and nine months ended September 30, 2014 have been recast to include the historical results of Kildair.
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

We economically hedge certain prepaid forward contracts within the guidelines set in our risk management policy. In a rising commodity price environment, the market value of our prepaid forward contracts will decrease in value. For GAAP purposes we are not allowed to record prepaid forward contracts at fair value. The hedges on these prepaid forward contracts will gain value as the underlying commodity rises, creating hedging gains. In contrast, in a declining commodity price market we generally incur hedging losses. GAAP requires us to record those hedging losses in our Consolidated Statement of Operations. The market valuation of our prepaid forward contracts is calculated on a daily basis similar to the inventory valuation above.
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
As described above, pursuant to GAAP, we value our commodity derivative hedges at the end of each reporting period based on current commodity prices and record hedging gains or losses, as appropriate. Also as described above, and pursuant to GAAP, our refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contract rights, to which the commodity derivative hedges relate, are not marked to market for the purpose of recording gains or losses. In measuring our operating performance, we rely on our GAAP financial results, but we also find it useful to adjust those numbers to show only the impact of hedging gains and losses actually realized in the period being reviewed. By making such adjustments, as reflected in adjusted gross margin and adjusted EBITDA, we believe that we are able to align more closely hedging gains and losses to the period in which the revenue from the sale of inventory and income from transportation contracts relating to those hedges is realized.
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of the trends and factors that impact our business.
Qualifying Income Status and Proposed Regulations
Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, transportation and marketing of minerals and natural resources. On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. The comment period on the proposed new regulations ended on August 5, 2015. The IRS is in the process of reviewing and analyzing the comments received. During this time, they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

Results of Operations
On December 9, 2014, we acquired Kildair which represented a transfer of entities under common control. The information presented herein has been recast to include the historical results of Kildair for all periods presented where Kildair was controlled by Axel Johnson. In December 2014 we expanded our refined products business through our acquisition of Castle Oil Corporation (“Castle”) and in October 2014 we expanded our natural gas business through our acquisition of Metromedia Gas & Power, Inc. (“Metromedia Energy”). Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations.
The results of operations of our refined products and natural gas businesses are impacted by seasonality, due primarily to an increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our revenues. For these and other reasons, our results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future periods or for the full fiscal year ending December 31, 2015.
The following tables present information regarding our volumes, net sales, and adjusted gross margin by segment, as well as our EBITDA, adjusted EBITDA, and information on weather conditions for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Volumes:
Refined products (gallons)	287,574	298,284	1,303,092	1,193,136
Natural gas (MMBtus)	10,516	10,275	42,747	38,264
Materials handling (short tons)	790	741	1,859	1,960
Materials handling (gallons)	62,244	101,178	186,984	213,360
Net Sales:
Refined products	$488,639	$830,821	$2,499,335	$3,574,461
Natural gas	52,568	53,376	265,805	255,058
Materials handling	12,027	9,790	33,905	26,868
Other operations	4,788	3,421	19,078	15,381
Total net sales	$558,022	$897,408	$2,818,123	$3,871,768
Adjusted Gross Margin:
Refined products	$31,852	$32,176	$124,101	$101,868
Natural gas	4,423	4,604	40,556	42,614
Materials handling	12,027	9,816	33,899	26,886
Other operations	2,024	1,251	6,648	3,939
Total adjusted gross margin	$50,326	$47,847	$205,204	$175,307
Reconciliation to Operating Income:
Total adjusted gross margin	$50,326	$47,847	$205,204	$175,307
Add: unrealized gain (loss) on inventory (1)	575	4,686	(5,102)	11,311
Add: unrealized gain (loss) on prepaid forward contracts (2)	(2,248)	—	(2,248)	—
Add: unrealized gain (loss) on natural gas transportation contracts (3)	10,832	(15,794)	15,300	6,274
Operating expenses	(17,870)	(14,401)	(54,394)	(46,597)
Selling, general and administrative	(19,894)	(14,923)	(71,193)	(53,458)
Depreciation and amortization	(5,188)	(4,373)	(15,365)	(12,458)
Operating income	$16,533	$3,042	$72,202	$80,379
Other income	—	—	514	—
Interest income	138	124	367	401
Interest expense	(6,399)	(6,819)	(20,624)	(21,548)
Income tax provision	(1,692)	(1,649)	(2,490)	(2,006)
Net income (loss)	$8,580	$(5,302)	$49,969	$57,226

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Reconciliation of Net income (loss) to Adjusted EBITDA
Net income (loss)	$8,580	$(5,302)	$49,969	$57,226
Add/(deduct):
Interest expense, net	6,261	6,695	20,257	21,147
Tax expense	1,692	1,649	2,490	2,006
Depreciation and amortization	5,188	4,373	15,365	12,458
EBITDA (4):	$21,721	$7,415	$88,081	$92,837
Add: unrealized (gain) loss on inventory (1)	(575)	(4,686)	5,102	(11,311)
Add: unrealized (gain) loss on prepaid forward contracts (2)	2,248	—	2,248	—
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(10,832)	15,794	(15,300)	(6,274)
Adjusted EBITDA (4):	$12,562	$18,523	$80,131	$75,252
Other Data:
Normal heating degree days(5)	204	204	4,432	4,432
Actual heating degree days	100	201	4,865	4,742
Variance from normal heating degree days	(51)%	(1)%	10%	7%
Variance from prior period actual heating degree days	(50)%	(5)%	3%	11%

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (losses) gains with respect to the derivatives that are included in net income (loss).

(2)
The unrealized hedging gain (loss) on prepaid forward contracts represents the Partnership’s estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives. The fair value of the derivatives the Partnership uses to economically hedge its prepaid forward contracts declines or appreciates in value as the value of the underlying forward contract appreciates or declines, which creates unrealized hedging gains (losses) with respect to the derivatives that are included in net income (loss).

(3)
The unrealized hedging gain (loss) on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating ‘unmatched’ unrealized hedging (losses) gains in net income (loss).

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Our results of operations for the three months ended September 30, 2015 reflect:

•	decreasing net sales, sales volumes and adjusted gross margin and increasing adjusted unit gross margin in our refined products segment;

•	decreasing net sales, increasing sales volumes and decreasing adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing net sales and adjusted gross margin in our materials handling segment.

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	287,574	298,284	(10,710)	(4)%
Natural gas (MMBtus)	10,516	10,275	241	2%
Materials handling (short tons)	790	741	49	7%
Materials handling (gallons)	62,244	101,178	(38,934)	(38)%
Net Sales:
Refined products	$488,639	$830,821	$(342,182)	(41)%
Natural gas	52,568	53,376	(808)	(2)%
Materials handling	12,027	9,790	2,237	23%
Other operations	4,788	3,421	1,367	40%
Total net sales	$558,022	$897,408	$(339,386)	(38)%
Adjusted Gross Margin:
Refined products	$31,852	$32,176	$(324)	(1)%
Natural gas	4,423	4,604	(181)	(4)%
Materials handling	12,027	9,816	2,211	23%
Other operations	2,024	1,251	773	62%
Total adjusted gross margin	$50,326	$47,847	$2,479	5%
Adjusted Unit Gross Margin:
Refined products	$0.111	$0.108	$0.003	3%
Natural gas	$0.421	$0.448	$(0.027)	(6)%
Refined Products
Refined products net sales decreased $342.2 million, primarily as a result of the substantially lower energy price environment. The average selling price for the three months ended September 30, 2015 was 39% lower than the same period last year.
Refined products volumes decreased 10.7 million gallons or 4%. A reduction of 30.1 million gallons in residual fuel volumes due to reduced exports from our Kildair facility was the primary contributor to this decrease. Higher distillate and gasoline volumes partially offset the lower heavy oil volume, with distillate volumes increasing by 11.7 million gallons and gasoline volumes increasing by 8.3 million gallons. The higher distillate volumes were primarily due to a combination of sales at the Bronx, NY terminal acquired in the Castle transaction in late 2014 and additional diesel fuel sales at other locations. Gasoline volumes were favorably impacted by a constrained supply environment due to temporary regional refinery disruptions in the Eastern United States.
Refined products adjusted gross margin decreased $0.3 million with increases in distillate margins offset by reductions in residual fuel and asphalt margins. The distillate margin improvement was due to a combination of the higher volumes driven by the Castle acquisition as well as a more attractive environment to hedge inventory. The reduction in residual fuel margin was primarily due to lower export volumes, reduced heavy oil volumes at our terminals and lower railcar sub-leasing revenues. The lower asphalt margin was largely a result of a write-down of physical inventory at Kildair as prices weakened, in line with the overall oil market price environment.

Natural Gas
Natural gas net sales decreased $0.8 million primarily due to the lower energy price environment, with the average selling price 4% lower. Natural gas volumes increased due to the Metromedia Energy acquisition completed in October 2014. Increased natural gas volumes were partially offset by the continuing transition of our customer base towards smaller commercial and industrial end users.
Natural gas adjusted gross margin declined by $0.2 million compared to the same period last year. Adjusted gross margin gains from increasing sales volumes were offset by fewer optimization opportunities for our transportation and storage assets leading to lower unit margins.

Materials Handling
Materials handling net sales and adjusted gross margin both increased $2.2 million primarily as a result of increased break bulk activities including wind energy component handling as part of the construction of two utility scale projects. Increased demand for hardwood pulp loaded onto vessels for export to Asia and an asphalt handling contract assumed as part of the Castle acquisition in December 2014 also contributed to the increase in our materials handling net sales and adjusted gross margin.
Other Operations
Net sales from other operations increased by $1.4 million due primarily to the heating equipment service sales obtained as part of the Castle acquisition and increased coal demand. Partially offsetting these gains were lower commercial trucking services at Kildair.
Adjusted gross margins from other operations increased $0.8 million, primarily as a result of sales in the heating equipment service business described above.
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Our results of operations for the nine months ended September 30, 2015 reflect:

•	decreasing net sales and increasing sales volumes, adjusted gross margin and adjusted unit gross margin in our refined products segment;

•	increasing net sales, sales volumes and decreasing adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing net sales and adjusted gross margin in our materials handling segment.

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,303,092	1,193,136	109,956	9%
Natural gas (MMBtus)	42,747	38,264	4,483	12%
Materials handling (short tons)	1,859	1,960	(101)	(5)%
Materials handling (gallons)	186,984	213,360	(26,376)	(12)%
Net Sales:
Refined products	$2,499,335	$3,574,461	$(1,075,126)	(30)%
Natural gas	265,805	255,058	10,747	4%
Materials handling	33,905	26,868	7,037	26%
Other operations	19,078	15,381	3,697	24%
Total net sales	$2,818,123	$3,871,768	$(1,053,645)	(27)%
Adjusted Gross Margin:
Refined products	$124,101	$101,868	$22,233	22%
Natural gas	40,556	42,614	(2,058)	(5)%
Materials handling	33,899	26,886	7,013	26%
Other operations	6,648	3,939	2,709	69%
Total adjusted gross margin	$205,204	$175,307	$29,897	17%
Adjusted Unit Gross Margin:
Refined products	$0.095	$0.085	$0.010	12%
Natural gas	$0.949	$1.114	$(0.165)	(15)%

Refined Products
Refined products net sales decreased $1.1 billion as a result of the lower energy price environment. The average refined products sales price per unit during the nine months ended September 2015 was 36% lower than the same period last year. This price decline was partially offset by the higher sales volumes.
Refined products sales volumes increased 110.0 million gallons or 9%. Distillate volumes increased 14%, primarily due to the Castle acquisition in December 2014. The increases in distillate volumes consisted primarily of increases in volumes of heating oil and diesel, with colder weather during the first quarter of 2015 contributing to the higher heating oil volumes. Gasoline volumes were 5% higher, primarily as a result of increases in the third quarter of 2015 due to temporary regional refinery disruptions in the Eastern United States. Residual fuel sales volumes decreased by 12.3 million gallons due to lower export volumes at Kildair and to lower volumes at our other terminal operations.
Refined products adjusted gross margin increased $22.2 million, or 22%. This increase was due to a combination of higher volumes and improved unit margins. Volume increases were a result of the Castle acquisition in December 2014 and colder weather conditions during the first quarter of the year. A key factor leading to the higher unit margin was a more favorable market structure for holding inventory, particularly in the second and third quarters of 2015.
Natural Gas
Natural gas net sales increased $10.7 million, primarily due to a 12% gain in volumes partially offset by a 7% reduction in natural gas sales prices due to a generally weaker energy price environment as compared to the nine months ended September 30, 2014. The key factor leading to the higher volume was the incremental sales resulting from the Metromedia Energy acquisition completed in October 2014, which was partially offset by the continuing transition of our customer base towards smaller commercial and industrial end users.
Adjusted gross margin declined $2.1 million. Despite colder temperatures in the Northeast during the nine months ended September 30, 2015 compared to the same period in 2014, the region experienced less cash market volatility, resulting in fewer optimization opportunities related to our transportation and storage assets as compared to the nine months ended September 30, 2014. In addition, widened credit spreads incurred during the three months ended June 30th, 2015 on forward contracts contributed substantially to this reduction.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $7.0 million due to substantially higher revenue from Kildair’s crude handling project which started up during the latter part of the second quarter of 2014, an increase in wind energy component handling for two utility scale projects and the inclusion of asphalt handling revenue at the Bronx, NY terminal purchased from Castle in December 2014. These increases were partially offset by lower dry bulk activity due to a temporary customer plant shutdown in the first quarter of 2015, vessel timing and reduced salt volumes.
Other Operations
Net sales from other operations increased $3.7 million. The higher sales obtained were primarily due to inclusion of the heating equipment service business obtained as part of the Castle acquisition in December 2014 and increased coal volumes, primarily due to higher demand for power generation during the first quarter of 2015.
Adjusted gross margins from other operations increased $2.7 million, with the improvement driven by the same factors as the sales increase. Reduced margin for third party trucking requirements at Kildair, partially offset the increases in heating oil service and coal.

Operating Costs and Expenses
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands)
Operating expenses	$17,870	$14,401	$3,469	24%
Selling, general and administrative	$19,894	$14,923	$4,971	33%
Depreciation and amortization	$5,188	$4,373	$815	19%
Interest expense, net	$6,261	$6,695	$(434)	(6)%
Operating Expenses. Operating expenses increased $3.5 million of which $2.2 million were incurred at our Bronx terminal acquired in December 2014, $0.4 million was due to increased maintenance at our other terminals, security and environmental costs and $0.3 million due to increased employee related costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.0 million, consisting of $3.5 million attributable to expenses at Metromedia Energy and Castle, $0.5 million due to increased employee related costs, $0.3 million due to increased professional services including audit related, legal and consulting activities and $0.4 million of merger and acquisition related expenses.
Depreciation and Amortization. Depreciation and amortization increased $0.8 million, due to the Metromedia Energy and Castle acquisitions.
Interest Expense, net. Interest expense decreased $0.0 million, primarily due to lower working capital requirements as a result of lower commodity prices and the expiration of interest rate swaps related to a portion of our variable rate debt obligations, offset by increased amortization of debt issuance costs associated with our credit facility and higher acquisition facility interest relating to three acquisitions completed during the fourth quarter of 2014 .
Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands)
Operating expenses	$54,394	$46,597	$7,797	17%
Selling, general and administrative	$71,193	$53,458	$17,735	33%
Depreciation and amortization	$15,365	$12,458	$2,907	23%
Interest expense, net	$20,257	$21,147	$(890)	(4)%
Operating Expenses. Operating expenses increased $7.8 million, of which $6.8 million was incurred at our Bronx terminal acquired in December 2014, and $1.0 million was due to increased break bulk handling including wind energy components.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $17.7 million, of which $11.7 million was due to the Metromedia Energy and Castle acquisitions, $1.6 million was due to increased employee related costs, $2.1 million was due to increased professional fees including audit related, legal and consulting activities and $1.7 million was due to increased merger and acquisition related expense.
Depreciation and Amortization. Depreciation and amortization increased $2.9 million, of which $2.5 million was due to the Metromedia Energy and Castle acquisitions with the remaining increase of $0.4 million primarily due to the depreciation of the assets related to Kildair’s crude storage and handling project which was placed in service in June 2014.

Interest Expense, net. Interest expense decreased $0.0 million, primarily related to lower working capital requirements due to lower commodity prices and the expiration of interest rate swaps related to a portion of our variable rate debt obligations offset by increased amortization of debt issuance costs associated with our credit facility and higher acquisition facility interest relating to three acquisitions completed during the fourth quarter of 2014 .
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2015, we had working capital of $141.1 million.
As of September 30, 2015, the undrawn borrowing capacity under the working capital facility was $213.6 million and the undrawn borrowing capacity under the acquisition facility was $93.9 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and working capital debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, inventory is reduced, accounts receivable are collected and converted into cash and working capital debt is reduced. During the nine months ended September 30, 2015, the amount drawn under the working capital facility fluctuated from a low of $215.0 million to a high of $563.2 million.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2015.
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

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Net cash provided by operating activities	$317,662	$100,222
Net cash used in investing activities	$(10,637)	$(13,175)
Net cash used in financing activities	$(296,007)	$(84,598)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $317.7 million. This was primarily driven by cash inflows as a result of a decrease of $161.1 million in inventories due to strong sales volumes and a seasonal reduction in inventory requirements, a decrease of $147.9 million in accounts receivable relating largely to the exit from the winter season, a decrease of $44.1 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we came out of the peak season and $50.0 million in net income. These inflows were offset by cash outflows as a result of a reduction of $124.7 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Net cash provided by operating activities for the nine months ended September 30, 2014 was $100.2 million. This was primarily driven by cash inflows as a result of a decrease of $109.3 million in inventory and $76.6 million in accounts receivable, as levels normally decrease as we exit the winter season, and net income of $57.2 million. These increases were offset by cash outflows as a result of reductions in accounts payable and accrued liabilities of $89.5 million, primarily due to timing of invoice payments for product purchases as we exit the winter season, as well as an increase of $57.2 million in derivative instruments primarily relating to natural gas fixed forward net commitments during the period.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2015 was $10.6 million of which $4.7 million related to expansion capital expenditures and $6.3 million related to maintenance capital expenditure projects across our terminal system. This was offset by $0.4 million of other activities.
Net cash used in investing activities for the nine months ended September 30, 2014 was $13.2 million. Expansion capital projects were $9.3 million of which $8.8 million related to a crude oil storage and handling construction project at our Kildair terminal, while maintenance capital projects across our terminal system amounted to $4.0 million.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2015 was $296.0 million, and primarily resulted from $260.3 million of net payments under our Credit Agreement due to reduced financing requirements from lower inventory levels, lower commodity prices and accounts receivable levels, and distributions to unitholders of $29.9 million.
Net cash used in financing activities for the nine months ended September 30, 2014 was $84.6 million and primarily resulted from $60.8 million of net payments under the Credit Agreement due to reduced financing needs primarily as a result of lower inventory and accounts receivable levels, and distributions to unitholders of $22.7 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2015 and 2014.
Recent Accounting Pronouncements

A description and related impact expected from the adoption of certain new accounting pronouncements is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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
Commodity Price Risk
We use various financial instruments to hedge our commodity price risk. We sell our refined products and natural gas primarily in the Northeast. We hedge our refined products positions primarily with a combination of futures contracts that trade on the New York Mercantile Exchange, or NYMEX, and fixed-for-floating price swaps in the form of bilateral contracts that are traded “over-the-counter.” Although there are some notable differences between futures and the fixed-for-floating price swaps, both can provide a fixed price while a counterparty receives a price that fluctuates as market prices change.
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

For natural gas, there are no quality differences that need to be considered when hedging. Our primary hedging requirements relate to fixed price and basis (location) exposure. We largely hedge our natural gas fixed price exposure using fixed-for-floating price swaps that trade on the Intercontinental Exchange (or “ICE”) with the prices based on the Henry Hub location near Erath, Louisiana. The Henry Hub is the most active natural gas trading location in the United States. Although we typically use swaps, there is also an actively traded NYMEX Henry Hub natural gas futures contract that we can use. We primarily use ICE basis swaps as the key financial instrument type to hedge our natural gas basis risk. Similar to the natural gas futures and ICE Henry Hub swaps, basis swaps for major locations trade actively for many months. These swaps are financially settled, typically using prices quoted by Platts. We also directly hedge our price exposure in oil and natural gas by using forward purchases or sales that require physical delivery of the product.
The following table sets forth total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization) for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Refined products contracts	$47,481	$34,126	$74,086	$37,373
Natural gas contracts	11,435	(11,230)	12,596	(34,044)
Total	$58,916	$22,896	$86,682	$3,329
Substantially all of our commodity derivative contracts outstanding as of September 30, 2015 will settle prior to March 31, 2017.
Interest Rate Risk
We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable LIBOR interest rate payable under our Credit Agreement for fixed LIBOR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. At September 30, 2015 we held six interest rate swaps with a total notional value of $175 million whose swap periods began in January 2015, expiring in January 2016 and six interest rate swaps with a total notional value of $175 million whose swap periods begin in January 2016, expiring in January 2017. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels.
During the two year period ended September 30, 2015 we hedged approximately 23% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2015, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by approximately $4.6 million and decrease by approximately $0.7 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.

Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015:

	As of September 30, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$149,992	$—	$149,992	$—
Commodity swaps and options	61	—	61	—
Commodity derivatives	150,053	—	150,053	—
Currency swaps	7	—	7	—
Total	$150,060	$—	$150,060	$—
Financial liabilities:
Commodity fixed forwards	$47,817	$—	$47,817	$—
Commodity swaps and options	5,161	—	5,161	—
Commodity derivatives	52,978	—	52,978	—
Interest rate swaps	1,421	—	1,421	—
Total	$54,399	$—	$54,399	$—
Market and Credit Risk
The risk management activities for our refined products and natural gas segments involve managing exposures to the impact of market fluctuations in the price and transportation costs for commodities through the use of derivative instruments. The prices for energy commodities can be significantly influenced by market liquidity and changes in seasonal demand, weather conditions, transportation availability, and federal and state regulations. We monitor and manage our exposure to market risk on a daily basis in accordance with approved policies.
We maintain a control environment under the direction of our Chief Risk Officer through our risk management policy, processes and procedures, which our senior management has approved. Control measures include volumetric, value at risk, and stop loss limits, as well as contract term limits. Our Chief Risk Officer and the Risk Management Committee must approve the use of new instruments or new commodities. Risk limits are monitored and reported daily to senior management. Our risk management department also performs independent verifications of sources of fair values. These controls apply to all of our commodity risk management activities.
We use value at risk to monitor commodity price risk within our risk management activities. The value at risk model results represent the potential loss in fair value over one day at a 95% confidence level.
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
Cash is held in demand deposit and other short-term investment accounts placed with federally insured financial institutions. Such deposit accounts regularly exceed federally insured limits. We have not experienced any losses on such accounts.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Operating Officer/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in our 2014 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect our business, financial condition or future results.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 5, 2015		/s/ Gary A. Rinaldi
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