Form 10-K
period 2015-12-31
Sprague Resources LP
filed 2016-03-10
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was $225,073,918 as of June 30, 2015 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 11,222,141 common units and 10,071,970 subordinated units outstanding as of March 4, 2016.
Documents Incorporated by Reference: None

SPRAGUE RESOURCES LP
ANNUAL REPORT ON FORM 10-K

i

Cautionary Note Concerning Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions, and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; (x) our ability to successfully complete our organic growth and acquisition projects and to realize the anticipated financial benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.

Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report (or other date as specified in this Annual Report) or as of the date given if provided in another filing with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation, and disclaim any obligation, to publicly update, review or revise any forward-looking statements to reflect events or circumstances after the date of such statements. All forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and in our future periodic reports filed with the SEC.

ii

PART I

Item 1.    Business
As used in this Annual Report, unless the context otherwise requires, references to “Sprague Resources,” the “Partnership,” “we,” “our,” “us,” or like terms, when used in a historical context prior to October 30, 2013, the date on which we completed an initial public offering of common units representing limited partner interests in Sprague Resources LP, refer to Sprague Operating Resources LLC, our “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “our Predecessor” or “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. References to our “General Partner” refer to Sprague Resources GP LLC. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner.
Our Partnership
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the storage, distribution and sale of refined petroleum products and natural gas, as well as providing storage and handling services for a broad range of materials.
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.2 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.0 million barrels of additional storage capacity attributable to 45 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin which is a non-GAAP financial measure used by management and external users of our Consolidated and Combined Financial Statements to assess the economic results of operations. For a description of how we define adjusted gross margin see “Adjusted Gross Margin and Adjusted EBITDA.” For a reconciliation of adjusted gross margin to the GAAP measure most directly comparable thereto see “Results of Operations.” See “Segment Reporting” included under Note 16 to our Consolidated and Combined Financial Statements for a presentation of financial results by reportable segment and see Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” for a discussion of financial results by segment.
A summary of the adjusted gross margin generated by each of our segments as a percentage of our total adjusted gross margin follows:

	For the Years Ended December 31,
Operating Segment:	2015	2014	2013
Refined Products	62%	60%	61%
Natural Gas	18%	23%	21%
Materials Handling	17%	15%	15%
Other	3%	2%	3%
Total	100%	100%	100%

In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the years ended December 31, 2015, 2014 and 2013, we sold 1.7 billion, 1.7 billion and 1.5 billion gallons of refined products, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to more than 14,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas we sell from natural gas producers and trading companies. For the years ended December 31, 2015, 2014 and 2013, we sold 56.9 Bcf, 54.4 Bcf and 52.0 Bcf of natural gas, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the year ended December 31, 2015, we offloaded, stored and/or prepared for delivery, 2.7 million short tons of products and 266.3 million gallons of liquid materials. For the years ended December 31, 2014 and 2013 we offloaded, stored and/or prepared for delivery 2.7 million and 2.1 million short tons of products, and 309.8 million and 246.7 million gallons of liquid materials, respectively.
Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal, commercial trucking activity conducted by our Canadian subsidiary and the heating equipment service business acquired in connection with the Castle Oil (“Castle”) acquisition in December 2014.
We take title to the products we sell in our refined products and natural gas segments. We do not take title to any of the products in our materials handling segment. In order to manage our exposure to commodity price fluctuations, we use derivatives and forward contracts to maintain a position that is substantially balanced between product purchases and product sales.
As of December 31, 2015, the Parent, through its ownership of Sprague Holdings, owned 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our internet address is http://www.spragueenergy.com/investor-relations and the SEC's internet address at http://www.sec.gov.
Recent Developments
On February 1, 2016, we purchased the natural gas assets of Santa Buckley Energy, Inc. (“SBE”) for $17.5 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $29.1 million. SBE markets natural gas to commercial, industrial and municipal consumers in the Northeast United States. The acquisition will be accounted for as a business combination and was financed with borrowings under our credit facility.
On March 10, 2016, we entered into an amendment to our Credit Agreement to increase our acquisition facility from $400.0 million to $550.0 million. In addition, we executed an amendment to make modifications to borrowing base calculations which reflect our increased use of certain forward contracts and changes to accommodate payment patterns of customers in certain markets from our recent acquisitions. Other changes were made to reflect the new form of ownership of one of our Canadian subsidiaries, and a change to the Senior Secured Leverage covenant to allow for an increase in leverage for a period of time following material acquisitions.

Acquisitions
In December 2014, we completed the acquisition of all of the equity interests in Kildair Service Ltd. (“Kildair”) through the acquisition of the equity interests of Kildair’s parent, Sprague Canadian Properties LLC, for total consideration of $175.0 million, which included $10.0 million of our common units. Kildair owns a terminal in Sorel-Tracy, Quebec, on the St. Lawrence River where it maintains 3.3 million barrels of residual fuel, asphalt, and crude oil storage. Kildair’s primary businesses include marketing of residual fuel both locally and for export, marketing of asphalt including polymer modified grades, and crude-by-rail handling services. Kildair’s terminal has blending infrastructure allowing the ability to process a wide range of varying quality blend components. As this transaction represented a transfer of entities under common control, the Consolidated and Combined Financial Statements and related information presented herein have been recast to include the historical results of Kildair for all periods presented in which Kildair was controlled by Axel Johnson.
In December 2014, we acquired substantially all of the assets of Castle Oil (“Castle”), including Castle’s Bronx terminal and its associated wholesale, commercial and retail fuel distribution business for $45.7 million in cash, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and $5.3 million of our common units, plus payments for inventory and other current assets of $37.0 million. Castle’s Bronx terminal is a large deepwater petroleum products terminal located in New York City, with a total storage capacity of 907,000 barrels, handling distillates, residual fuel, asphalt and biodiesel.
In October 2014, we purchased Metromedia Gas & Power Inc.’s (“Metromedia Energy”) natural gas marketing and electricity brokerage business for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $32.8 million. Metromedia Energy marketed natural gas and brokered electricity to commercial, industrial and municipal consumers in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.
In July 2013, our Predecessor purchased an oil terminal in Bridgeport, Connecticut for $20.7 million. This deep water facility includes 13 storage tanks with 1.3 million barrels of storage capacity for gasoline and distillate products with 11 storage tanks and 1.1 million barrels currently in service. The terminal provides throughput services to third-parties for branded gasoline sales in the Connecticut market.
Business Strategies
Our plan is to increase distributable cash flow per unit by executing the following strategies:

•
Acquire additional terminals and marketing and distribution businesses that are accretive. We intend to grow our asset and customer base by acquiring additional marine and inland terminals (both refined products and materials handling) within and adjacent to the geographic markets we currently serve. We also intend to acquire additional refined products and natural gas marketing businesses that have demonstrated an ability to generate cash flow and that will enable us to leverage our existing investment in our business and customer service systems to further increase and stabilize our own cash flow.

•
Increase our business with existing customers. We intend to increase the net sales and margin we realize from customers we currently serve by expanding the range of products and services we provide and by developing additional ways to address our customers’ needs for certainty of supply, reduced commodity price risk and high-quality customer service.

•
Limit our exposure to commodity price volatility and credit risk. We take title to the products we sell in our refined products and natural gas segments, while our materials handling business is operated predominantly under fixed-fee, multi-year contracts. We will continue to manage our exposure to commodity prices by seeking to maintain a balanced position in our purchases and sales through the use of derivatives and forward contracts. In addition to managing commodity price volatility, we will continue to manage our counterparty risk by maintaining a conservative credit management processes.

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

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. In 2015, our refined products segment accounted for 88% of our total net sales. Of our total volume sold in our refined products segment in 2015, distillates accounted for 72%, gasoline accounted for 13% and residual fuel oil and asphalt accounted for 15%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce ® diesel fuel brand), kerosene and jet fuel. In 2015, heating oil accounted for 52%, diesel fuel accounted for 35%, and other distillates accounted for 13% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2015, biofuel blends accounted for 14% of the distillate fuel volumes sold. Distillate volumes accounted for 72%, 67%, and 64% of our total refined products sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 13%, 14% and 15% of our total refined products sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements in our market areas. Residual fuel oil and asphalt volumes accounted for 15%, 19% and 21% of our total refined products sales for the years ended December 31, 2015, 2014 and 2013, respectively.
Customers, Contracts and Pricing
We sell heating oil, diesel fuel, kerosene, unbranded gasoline, jet fuel, residual fuel oil and asphalt to wholesalers, retailers and commercial customers. The majority of these sales are made free on board, or FOB, at the bulk terminal or inland storage facility we own and/or operate or at facilities with which we have storage and throughput arrangements. In a FOB sale, the price of products sold includes the cost of delivering such product to the FOB location and any further shipping expenses are borne by the purchaser.
We sell heating oil, including HeatForce®, to approximately 1,000 wholesale distributors and retailers. These sales are made through Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts.
We sell diesel fuel, including RoadForce® premium diesel fuel, to approximately 625 wholesalers and transportation fuel distributors and unbranded gasoline at third-party locations, primarily to resellers.
We sell residual fuel oil to more than 1,600 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.
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
For the year ended December 31, 2015, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We sell natural gas and related delivery services to customers primarily located in the Northeast and Mid-Atlantic United States. For the year ended December 31, 2015, our natural gas segment accounted for 10% of our total net sales. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. (“ICE”) and the New York Mercantile Exchange ("NYMEX"), in order to manage our natural gas commodity price risk.
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
Customers
Our natural gas customers operate in the industrial and commercial sectors in the Northeast United States, with the highest concentration in New England and New York. We acquired the natural gas marketing business of Metromedia Energy in 2014 and SBE in 2016, as part of our strategy to target smaller to mid-size commercial and industrial customers. This strategy has led to a significant increase in the number of customers served. Examples of customers include industrial users of varying sizes (e.g., pulp and paper, chemicals, pharmaceutical and metals plants) to various commercial customers (e.g., hospitals, universities, apartment buildings and retail establishments). The industrial customers have a high concentration of process load to support their manufacturing requirements, with the largest uses by the commercial customers typically for heating, cooling, lighting, cooking and drying.
For the year ended December 31, 2015, no customer represented more than 10% of net sales for our natural gas segment.
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
Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to many of the same customers that we supply with refined products. For the year ended December 31, 2015, our materials handling segment accounted for 1% of our total net sales.
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
Liquid. Liquid products are moved to terminals via rail car and various types of ocean going vessels and offloaded into terminal tanks via pipelines on the dock of the facility. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and in some cases transporting the product. In some cases the products need to remain heated in storage to be able to flow at ambient temperatures. Kildair’s operations include a materials handling contract involving transloading and storage of crude oil.
Bulk. Bulk materials are typically aggregate materials that are moved in large vessels configured with multiple holds that store products on ships with no packaging. Examples of bulk material include salt, petroleum coke, gypsum, and coal. These vessels are normally offloaded via cranes that either reside on the vessel or on the dock of the terminal. In a typical discharge the services performed include: securing the vessel to the dock, operating the vessel cranes, transferring products to trucks via large dock hoppers, transporting the materials to a holding pad, building materials up into large storage piles, covering the piles with protective tarps, storing the product, loading the product into trucks or railcars, scaling the loaded trucks and sometimes transporting the product to its final destination.
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
Customers
Our materials handling operations can service multiple customer types during any single operation, including: ocean shippers, multiple logistics firms, trucking firms and the materials supplier or consumer. Materials we handle normally fall into three major categories. The first category involves raw materials or finished goods shipped by water into local markets to support local production, manufacturing or construction firms. Examples of these products include asphalt for road construction, gypsum rock for drywall manufacturing, road salt for local road treatment, petroleum coke or utility fuels for energy demand and clay slurry for finished paper treatment. The second category of materials we handle are materials manufactured locally for export via vessel to other countries. These materials include hardwood, wood pulp for paper manufacture in Asia or Europe and tallow for biodiesel production in Europe. The third category of materials we handle are both crude oil and refined products sourced either in Canada, U.S. or internationally for a range of use in local refineries and or for further export to the U.S. or elsewhere.
For the year ended December 31, 2015, we had one customer who represented 21% of net sales for our materials handling segment, although no customer represented more than 1% of our total net sales.
Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (wood pulp) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2015, the weighted-average life of our materials handling contracts was nine years, with a weighted-average remaining term of three years, each based on adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA.”, attributable to these contracts. Historically, our customers have paid for terminal improvements for specialty handling systems such as a clay slurry screening plant, while we will pay for more generic infrastructure improvements such as storage pads.

For container and break bulk services, it is typical for the user of that material to contract on an individual shipment basis. For example, a typical pulp merchant may choose to sell its pulp domestically or to users in Europe or Asia depending on the highest delivered value it can yield. As such, its choice of delivery mode and terminal will be driven by the location of its final customer. Therefore, we normally maintain a published rate for most generic services, subject to change depending on market conditions.
Other Operations
Our other operations segment includes the marketing and distribution of coal that is conducted in our Portland, Maine terminal, commercial trucking activity in Kildair’s operations and the heating equipment service business acquired in connection with the Castle acquisition in 2014. For the year ended December 31, 2015, our other operations segment accounted for less than 1% of our total net sales.
Commodity Risk Management
Because we take title to the refined products and natural gas that we sell, we are exposed to commodity risk. Our materials handling business is a fee-based business and, accordingly, our operations in that business segment have only limited exposure to commodity risk. Commodity risk is the risk of market fluctuations in the price of commodities such as refined products and natural gas. We endeavor to limit commodity price risk in connection with our daily operations. Generally, as we purchase and/or store refined products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and then close out the related hedge as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot prices, fixed prices or indexed prices. While we seek to use these transactions to maintain a position that is substantially balanced between purchased volumes and sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules, as well as logistical issues associated with inclement weather conditions or infrastructure disruptions. Our general policy is to not hold refined products futures contracts or other derivative products and instruments for the sole purpose of speculating on price changes. While our policies are designed to limit market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.
Our operating results are sensitive to a number of commodity risk factors. Such factors include commodity location, grades of product, individual customer demand for grades or location of product, localized market price structures, availability of transportation facilities, daily delivery volumes that vary from expected quantities and timing and costs to deliver the commodity to the customer. The term “basis risk” is used to describe the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of that commodity at a different time or place, including, without limitation, transportation costs and timing differentials. We attempt to reduce our exposure to basis risk by grouping our purchase and sale activities by geographical region and commodity quality in order to stay balanced within such designated region.
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
Our Terminals and Storage Facilities
We own, operate, and/or control a network of 19 refined products and material handling terminals and storage facilities located along the coast of the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage capacity of 14.2 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.0 million barrels of additional storage capacity attributable to 45 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate or control ten terminals that are capable of handling both liquid petroleum products and providing third-party materials handling services. Five terminals handle liquid petroleum products exclusively and four terminals are dedicated to materials handling services. Inside warehouse capacity at our owned and/or operated terminals totaled 305,000 square feet with 1.6 million square feet of outside laydown space available.
For a more detailed description of our terminals and storage facilities, please read Item 2 - "Properties.”

Competition
We encounter varying degrees of competition in the marketing of our refined products based on product type and geographic location. In our Northeast United States market, we compete in various product lines and for a range of customer types. The principal methods of competition in our refined products operations are pricing, service offerings to customers, credit support and certainty of supply. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. We believe that our being one of the largest independent wholesale distributors of refined products in the Northeast United States (based on aggregate terminal capacity), our ownership of various marine-based terminals and our reputation for reliability and strong customer service provide us with a competitive advantage in marketing refined products in the areas in which we operate.
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
Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2015, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March.
Employees
As of December 31, 2015, our General Partner employed over 590 full-time employees who supported our operations, 70 of whom were covered by five collective bargaining agreements. One of these agreements, covering six employees, expires on March 31, 2016. Our Canadian subsidiary had 106 employees as of December 31, 2015, 43 of whom were covered by one collective bargaining agreement which expires March 19, 2016.

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
In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of $8.7 million per quarter, or $34.8 million per year, based on the number of common and subordinated units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	Competition from other companies that sell refined products, natural gas and/or renewable fuels in the Northeast United States and eastern Canada;

•	Competition from other companies in the materials handling business;

•	Demand for refined products, natural gas and our materials handling services in the markets we serve;

•	Absolute price levels, and volatility of prices, of refined products and natural gas in both the spot and futures markets;

•	Seasonal variation in temperature, which affects demand for natural gas and refined products such as heating oil and residual fuel oil (to the extent that it is used for space heating); and

•	Prevailing economic conditions.
In addition, the actual amount of distributable cash flow that we distribute will depend on other factors such as:

•	The level of maintenance capital expenditures we make;

•	The level of operating and general and administrative expenses, including reimbursements to our General Partner and certain of its affiliates for services provided to us;

•	Fluctuations or changes in federal, state, local and foreign tax rates, including Canadian income and withholding tax rates;

•	The restrictions contained in our credit agreement, including borrowing base limitations and limitations on distributions;

•	Our debt service requirements;

•	The cost of acquisitions we make, if any;

•	Fluctuations in our working capital needs;

•	Our ability to access capital markets and to borrow under our credit agreement to make distributions to our unitholders; and

•	The amount of cash reserves established by our General Partner, if any.

Our distributable cash flow depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
Our distributable cash flow depends primarily on cash flow, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and may not make cash distributions during periods when we record net income.
Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year, which may result in our need to borrow money in order to make quarterly distributions to our unitholders during these quarters.
Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2015, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas we serve would adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas that we serve would significantly reduce net sales and, therefore, adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders. Factors that could lead to a decrease in market demand for refined products or natural gas include:

•	Recession or other adverse economic conditions;

•	Unseasonably warm temperatures which would negatively impact demand for natural gas and refined products;

•
High prices caused by an increase in the market price of refined products or natural gas, higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products or natural gas;

•
Increased conservation, technological advances and the availability of alternative energy, whether as a result of industry changes, governmental or regulatory actions or otherwise. For example, energy efficiency measures, including the installation of improved insulation and the development of more efficient furnaces and other heating devices and increased use of fuel efficient motor vehicles, have adversely affected demand for some of our products, particularly home heating oil and residual fuel oil; and,

•	Conversion from consumption of heating oil or residual fuel oil to natural gas as such switching and conversions could reduce our sales of heating oil and residual fuel oil.
Factors that could lead to a decrease in demand for our materials handling services include weakness in the housing and construction industries and the economy generally.
Certain of our operating costs and expenses are fixed and do not vary with the volumes we store, distribute and sell. These costs and expenses may not decrease ratably, or at all, should we experience a reduction in volumes stored, distributed and sold. As a result, we may experience declines in operating margin if our volumes decrease.

Our business, financial condition, results of operations and ability to make quarterly distributions to unitholders are influenced by changes in demand for, and therefore indirectly by changes in the prices of, refined products and natural gas, which could adversely affect our profit margins, our customers’ and suppliers’ financial condition, contract performance, trade credit and the amount and cost of borrowing under our credit agreement.
Financial and operating results from our purchasing, storing, terminalling and selling operations are influenced by price volatility in the markets for refined products and natural gas. When prices for refined products and natural gas rise, some of our customers may have insufficient credit to purchase supply from us at their historical purchase volumes, and their customers, in turn, may adopt conservation measures which reduce consumption, thereby reducing demand for product. Furthermore, when prices increase rapidly and dramatically, we may be unable to promptly pass our additional costs to our customers, resulting in lower margins for a period of time before margins expand to cover the incremental costs. Significant increases in the costs of refined products can materially increase our costs to carry inventory. We use the working capital facility in our credit agreement, which limits the amounts that we can borrow, as the primary source of financing for our working capital requirements. Lastly, higher prices for refined products or natural gas may (1) diminish our access to trade credit support or cause it to become more expensive and (2) decrease the amount of borrowings available for working capital as a result of total available commitments, borrowing base limitations and advance rates thereunder.
In addition, when prices for refined products or natural gas decline, the likelihood of nonperformance by our customers on forward contracts increases as they and/or their customers may attempt to not perform under their contracts and instead purchase refined products or natural gas at the then lower spot or retail market price.
Restrictions in our credit agreement could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders as well as the value of our common units.
We are dependent upon the earnings and cash flow generated by operations in order to meet our debt service obligations and to allow us to make cash distributions to unitholders. The operating and financial restrictions and covenants in our credit agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue business, which may, in turn, adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. For example, our credit agreement restricts our ability to, among other things:

•	Make cash distributions;

•	Incur indebtedness;

•	Create liens;

•	Make investments;

•	Engage in transactions with affiliates;

•	Make any material change to the nature of our business;

•	Dispose of assets; and

•	Merge with another company or sell all or substantially all of our assets.
Furthermore, our credit agreement contains covenants requiring us to maintain certain financial ratios. The provisions of the credit agreement may affect our ability to obtain future financing for and pursue attractive business opportunities and maintain flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the credit agreement could result in an event of default which could enable our lenders, subject to the terms and conditions of our credit agreement, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;

•	Our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make required debt service payments;

•	We may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	Our flexibility in responding to changing business and economic conditions may be limited.
Our ability to service debt will depend upon, among other things, future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If operating results are not sufficient to maintain our indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying business, acquisitions, investments or capital expenditures, selling assets or issuing equity. We may not be able to affect any of these actions on satisfactory terms or at all.
Changes in currency exchange rates could adversely affect our operating results.
Because we are a U.S. dollar reporting company and also conduct a portion of our Canadian operations in Canadian dollars, we are exposed to currency fluctuations and exchange rate risks that may adversely affect the U.S. dollar value of our earnings, cash flow and partners’ capital under applicable accounting rules.
Warmer weather conditions during winter could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Weather conditions during winter have an impact on the demand for heating oil, residual fuel oil and natural gas. Because we supply distributors whose customers depend on heating oil, residual fuel oil and natural gas during the winter, warmer-than-normal temperatures during the first and fourth calendar quarters in one or more regions in which we operate can decrease the total volume we sell and the adjusted gross margin realized on those sales and, consequently, our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Our risk management policies, processes and procedures cannot eliminate all commodity price risk or basis risk, which could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. In addition, any noncompliance with our risk management policies, processes and procedures could result in significant financial losses.
While our risk management policies, processes and procedures are designed to limit commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate sales from inventory, we may be unhedged for the amount of the overestimate or underestimate.
In general, basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Basis may reflect price differentiation associated with different time periods, qualities or grades, or locations and is typically calculated based on the price difference between the cash or spot price of a commodity and the prompt month futures or swaps contract price of the most comparable commodity. For example, if NYMEX heating oil, which is based on New York Harbor delivery, was used to hedge our commodity risk for heating oil purchases, we could have location basis risk if the deliveries were made in a different location such as in Boston. An example of quality or grade basis risk would be the use of diesel fuel contracts to hedge heating oil. The potential exposure from basis risk is in addition to any impact that market pricing structure may have on our results. Basis risk cannot be entirely eliminated and basis exposure can adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
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
We are subject to risk of nonperformance by our customers, suppliers and counterparties. We purchase products from a variety of natural gas and refined product suppliers under term contracts and on the spot market. In times of extreme market demand or during market disruptions due to political events, natural disaster, logical/delivery issues or otherwise, these suppliers may be unable to satisfy our supply requirements. If any of these events were to occur, we may be required to pay more for product that we purchase on the open market, which could result in financial losses and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Additionally, some of our customers, suppliers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. A tightening of credit in the financial markets or an increase in interest rates may make it more difficult for our customers, suppliers and counterparties to obtain financing and, depending on the degree to which it occurs, there may be a material increase in the nonpayment or other nonperformance by our customers, suppliers and counterparties. Even if our credit review and analysis mechanisms work properly, we may experience financial losses in our dealings with these third parties. A material increase in the nonpayment or other nonperformance by our customers, suppliers and/or counterparties could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Furthermore, our access to trade credit support could diminish or become more expensive. Our ability to continue to receive sufficient trade credit on commercially acceptable terms could be adversely affected by, among other things, fluctuations in refined product, natural gas and renewable fuel prices or disruptions in the credit markets.
Some of our refined products and natural gas competitors have capital resources many times greater than ours and control greater supplies. Competitors able to supply customers with products and services at a lower price could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying size, financial resources and experience. Some of our competitors are substantially larger than us, have capital resources many times greater than ours, control greater supplies of refined products and natural gas than us and/or control substantially greater storage capacity than us. If we are unable to compete effectively, we may lose existing customers or fail to acquire new customers, which could have a material adverse effect on our business, financial condition, results of operations and distributable cash flow. For example, if a competitor attempts to increase market share by reducing prices or offering alternative energy sources, our business, financial condition, results of operations and ability to make quarterly distributions to unitholders could be adversely affected. We may not be able to compete successfully with these companies.
Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in data centers and on our networks. The secure maintenance of this information is critical to our operations. Despite our security measures, information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disrupt operations and the services we provide to customers, and damage our reputation, cause a loss of confidence in our products and services, which could adversely affect business/operating margins, revenues and competitive position.

A principal focus of our business strategy is to grow and expand our business through acquisitions. If we do not make acquisitions on economically acceptable terms, our future growth may be limited and any acquisitions we make may reduce, rather than increase, our cash generated from operations on a per unit basis.
A principal focus of our business strategy is to grow and expand our business through acquisitions. Our ability to grow depends, in part, on our ability to make accretive acquisitions that result in an increase in cash from operations generated per unit. If we are unable to make accretive acquisitions, either because we are (1) unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (2) unable to obtain financing for these acquisitions on economically acceptable terms or (3) outbid by competitors, then our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will be accretive, such acquisitions may nevertheless result in a decrease in the cash generated from operations per unit.
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
A portion of our net sales is generated under contracts that must be renegotiated or replaced periodically. If we are unable to successfully renegotiate or replace these contracts, our business, financial condition, results of operations and ability to make quarterly distributions to unitholders could be adversely affected.
Most of our contracts with refined products customers are for a single season or on a spot basis, while most of our contracts with natural gas customers are for a term of one year or less. As these contracts and our materials handling contracts expire from time to time, they must be renegotiated or replaced. We may be unable to renegotiate or replace these contracts when they expire, and the terms of any renegotiated contracts may not be as favorable as the contracts they replace. Whether these contracts are successfully renegotiated or replaced is often subject to factors beyond our control. Such factors include fluctuations in refined product and natural gas prices, counterparty ability to pay for or accept the contracted volumes and a competitive marketplace for the services we offer. While our materials handling contracts are generally long-term, they are also subject to periodic renegotiation or replacement. If we cannot successfully renegotiate or replace any of our contracts, or if we renegotiate or replace them on less favorable terms, net sales and margins from these contracts could decline and our business, financial condition, results of operations and ability to make quarterly distributions to unitholders could be adversely affected.
Due to our lack of geographic diversification, adverse developments in the terminals we use or in our operating areas would adversely affect results of operations and distributable cash flow.
We rely primarily on sales generated from products distributed from the terminals we own, control or operate to which we have access. Furthermore, our operations are largely located in the Northeast United States and eastern Canada.
Due to our lack of geographic diversification, an adverse development in the businesses or areas in which we operate, including adverse developments due to catastrophic events, weather or decreases in demand for refined products or materials handling services, could have a significantly greater impact on our results of operations and distributable cash flow than if we operated in more diverse locations.

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
If any of these events were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of related operations.
We may be unable to maintain or obtain insurance of the type and amount we believe to be appropriate for our business at reasonable rates or at all. As a result of market conditions, premiums and deductibles for certain of our insurance policies could increase or escalate further. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Certain types of risks, such as fines and penalties, or remediation or damages claims from environmental pollution, are either not covered by insurance or applicable insurance may be unavailable for particular claims based on exclusions or limitations in the policies. If we were to incur a significant liability for which we were not fully insured, it could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
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
Compliance with these laws and regulations increases our overall cost of business, including our capital costs to maintain and upgrade equipment and facilities. Further, we may incur increased costs because of stricter pollution control requirements or liabilities resulting from noncompliance with required operating or other regulatory permits. Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations.
We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Compliance with these requirements could increase the cost of doing business with these facilities and there can be no assurances as to the timing and type of such changes or what the ultimate costs might be. If such third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities. Moreover, the failure to comply with these requirements can expose our operations to fines, penalties, permit revocation and injunctive relief, including limits or prohibitions on some or all of our operations.
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment over time. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and minimize the costs of such compliance.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position. We can provide no assurance, however, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.
The risks of spills and releases and the associated liabilities for investigation, remediation and third-party claims, if any, are inherent in terminalling operations, and the liabilities that we incur may be substantial.
Our operation of refined products terminals and storage facilities as well as our transportation and logistics activities are inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. If any of these events have previously occurred or occur in the future, whether in connection with any of our storage facilities or terminals, any other facility to which we send or have sent wastes or by-products for treatment or disposal or on any property which we own or have owned, we could be liable for all costs, jointly and severally, and administrative, civil and criminal penalties associated with the investigation and remediation of such facilities under federal, state and local environmental laws or the common law. We may also be held liable for damages to natural resources, personal injury or property damage claims from third parties, including the owners of properties located near our terminals and those with whom we do business, alleging contamination from spills or releases from our facilities or operations. Even if we are insured against certain or all of such risks, we may be responsible for all such costs to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Increased regulation related to climate change and greenhouse gas (GHG) effects could result in increased operating costs and reduced demand for refined products as a fuel source, which could in turn reduce demand for our products and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Climate change, including the impact of global warming, creates physical and financial risk. Some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.
Additionally, we may become subject to legislation and regulation regarding climate change and compliance with any new rules could be difficult and costly. Concerned parties, such as legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce greenhouse gas (GHG) emissions. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with regulations and limitations. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. Additionally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
With regard to GHG emissions, on December 15, 2009, the Environmental Protection Agency, or the EPA, published its findings on emissions of carbon dioxide and other greenhouse gases and has begun to regulate greenhouse gases emissions pursuant to the Clean Air Act. Many states and regions have adopted GHG initiatives and it is possible that U.S. federal legislation could be adopted in the future to restrict GHG emissions. As a result, domestic efforts to curb GHG emissions continue be led by the EPA GHG regulations and the efforts of states. To the extent that our operations become subject to or affected by the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities.
As of January 1, 2015, Kildair is required to purchase all emission allowances needed to cover emissions attributable to the combustion of the fossil fuels they sell for consumption in Québec at government auctions or on the Western Climate Initiative (“WCI”) carbon market. Additionally, Kildair may purchase offset credits that comply with Quebec laws and regulations. To comply with these laws and regulations, Kildair must incur costs to purchase allowances and credits that allow Kildair to continue operations at their current level. Increased costs may result in increased prices for Kildair’s products or decreased profitability. Increased product price could result in a reduction of demand for Kildair’s product and therefore reduce our revenues. Additional risks include the inability to acquire the required amount of emission allowances or credits to offset emissions which would subject Kildair to various fines.

In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants. Though the CPP does not apply to our operations, it sets a national carbon pollution standard that is projected to cut emissions produced by United States power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP, and has also proposed a federal compliance plan to implement the CPP in the event that approvable state plans are not submitted. Judicial challenges have been filed, which seek a stay of the implementation of the rules. Were similar requirements to be imposed on the petroleum sector, it could add to our costs of operations and restrict the volumes we transport, which could have adverse effects on our business. Such increased costs could result in reduced demand for refined products and some customers switching to alternative sources of fuel which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.
Overall, there has been a trend towards increased regulation of GHGs and carbon pollution, both domestically and internationally, to limit emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business.
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
We and our subsidiaries depend on unionized labor for our operations in Bronx, Lawrence, Mt. Vernon, and Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. Work stoppages or labor disturbances at these facilities could disrupt our business.
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
We rely on our information technology systems to manage numerous aspects of our business, and a disruption of these systems could adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
We depend on our information technology, or IT, systems to manage numerous aspects of our business and to provide analytical information to management. Our IT systems are an essential component of our business and growth strategies, and a serious disruption to our IT systems could limit our ability to manage and operate our business efficiently. These systems are vulnerable to, among other things, damage and interruption from power loss or natural disasters, computer system and network failures, loss of telecommunication services, physical and electronic loss of data, security breaches and computer viruses. We employ back-up IT facilities and have disaster recovery plans; however, these safeguards may not entirely prevent delays or other complications that could arise from an IT systems failure, a natural disaster or a security breach. Significant failure or interruption in our IT systems could cause our business and competitive position to suffer and damage our reputation, which would adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Risks Inherent in an Investment in Us
It is our business strategy to distribute in increasing amounts our distributable cash flow, which could limit our ability to grow and make acquisitions.
We expect that we will distribute in increasing amounts our distributable cash flow to our unitholders and will rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute a significant portion of our distributable cash flow, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in the partnership agreement or credit agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may adversely impact the cash that we have available to distribute to unitholders.
Axel Johnson indirectly controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Axel Johnson, may have conflicts of interest with us and have limited duties to us and our common unitholders, and they may favor their own interests to the detriment of us and our common unitholders.
As of March 4, 2016, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 57% limited partner interest in us and indirectly owns and controls our General Partner. Although our General Partner has a fiduciary duty to manage us in good faith, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our General Partner are directors and/or officers of affiliates of our General Partner. Conflicts of interest may arise between our General Partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
Our General Partner is allowed to take into account the interests of parties other than us, such as its affiliates, including Axel Johnson, in resolving conflicts of interest, which has the effect of limiting its duty to our unitholders.

•	Affiliates of our General Partner, including Axel Johnson and Sprague Holdings, may engage in competition with us.

•
Neither our partnership agreement nor any other agreement requires Axel Johnson or Sprague Holdings to pursue a business strategy that favors us, Axel Johnson’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholder’s of Axel Johnson.

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

•
Sprague Holdings, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or unitholders. This election may result in lower distributions to common unitholders in certain situations.

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
Other than under our credit agreement, our General Partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets and not against our General Partner or its assets. Our General Partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our General Partner. Our partnership agreement provides that any action taken by our General Partner to limit its liability is not a breach of our General Partner’s duty to act in good faith, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our General Partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of distributable cash flow otherwise available for distribution to unitholders.
Our partnership agreement limits our General Partner’s duties to our unitholders.
Our partnership agreement contains provisions that modify and reduce the standards to which our General Partner would otherwise be held under state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

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
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units and subordinated units voting together as a single class is required to remove our General Partner. As of March 4, 2016, Sprague Holdings owns 57% of the common units and subordinated units. If our General Partner is removed without cause during the subordination period and no units held by the holders of our subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on the common units will be extinguished. A removal of our General Partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests, and by eliminating existing arrangements, if any. Cause is narrowly defined to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the General Partner liable for actual fraud or willful misconduct in its capacity as our General Partner. Cause does not include most cases of charges of poor management of our business.
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
At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Further, neither the partnership agreement nor the credit agreement prohibits the issuance of equity securities that may effectively rank senior to our common units. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

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
As of March 4, 2016, Sprague Holdings and its subsidiaries held 2,034,378 common units and 10,071,970 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period (which could occur as early as December 31, 2016) and may convert earlier under certain circumstances. Additionally, we have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common and subordinated units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
An increase in interest rates may cause the market price of our common units to decline.
Like all equity investments, an investment in our common units is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower-risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk-adjusted rates of return on government-backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield-based equity investments such as publicly traded limited partnership interests. Reduced demand for our common units resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common units to decline.
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
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 4, 2016, Sprague Holdings and its affiliates owned 18% of our common units. At the end of the subordination period (which could occur as early as December 31, 2016), assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our General Partner and its affiliates will own 57% of our common units.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when there are no subordinated units outstanding and the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.

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
The New York Stock Exchange (NYSE) does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.
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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes then our cash available for distribution would be substantially reduced. The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possible applied on a retroactive basis.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, the Fiscal Year 2016 Budget proposed by the President recommended that certain publicly traded partnerships earning income from activities related to fossil fuels be taxed as corporations beginning in 2021. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. If successful, the Obama administration’s proposal or other similar proposals could eliminate the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay additional state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends, and no income, gains, losses or deductions would flow through to the limited partners. Because additional taxes would be imposed upon us if we were considered a corporation, our cash available for distributions would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
With regard to qualifying income, on May 5, 2015, the IRS issued proposed regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code. We do not believe the proposed regulations affect our ability to qualify as a publicly traded partnership. However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.
Additionally, any modification to the U.S. federal income tax laws or other applicable tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units.
In addition to U.S. federal income tax, we are currently subject to entity level taxes and fees in a number of states and such taxes and fees reduce our distributable cash flow. Changes in current state and local laws may subject us to additional entity-level taxation by individual states and local governments. Additionally, unitholders may be subject to other state and local taxes that are imposed by various jurisdictions in which the unitholder resides or in which we conduct business or own property.
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
Notwithstanding our treatment for U.S. federal income tax purposes, we are subject to certain non-U.S. taxes. If a taxing authority were to successfully assert that we have more tax liability than we anticipate or legislation were enacted that increased the taxes to which we are subject, our distributable cash flow would be further reduced.
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
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase.  Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
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
Sprague Holdings currently directly and indirectly owns more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by Sprague Holdings of all or a portion of its interests in us, along with transfers by other unitholders, could result in a termination of our partnership for U.S. income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholders' taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred.

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
A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture.  Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units.  Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year.  In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
If a tax authority contests the tax positions we take, the market for our common units may be adversely affected and the cost of any such contest will reduce our distributable cash flow. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution.
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
Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions, the use of this method may not be permitted under existing and proposed Treasury Regulations promulgated under the Internal Revenue Code. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize the use of the proration method we have adopted for our 2015 taxable year and may not specifically authorize all aspects of our proration method thereafter. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our 19 owned, operated and/or controlled terminals.

Liquids Storage Terminal	Number of Storage Tanks (1)	Storage Tank Capacity (Bbls) (1)	Principal Products
Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt, crude oil
Searsport, ME	17	1,140,700	refined products; caustic soda; asphalt
South Portland, ME	26	1,122,100	refined products; asphalt; clay slurry
Bridgeport, CT	11	1,120,600	refined products
Albany, NY	11	1,104,500	refined products
East Providence, RI (2)	9	1,004,600	refined products
Newington, NH: River Road	28	941,800	refined products; tallow
Bronx, NY	17	907,500	refined products; asphalt
Newington, NH: Avery Lane	12	722,000	refined products; asphalt
New Haven, CT (3)	15	657,700	refined products
Quincy, MA	9	657,000	refined products
Providence, RI	4	484,000	refined products; asphalt
Everett, MA	4	317,600	asphalt
Quincy, MA: TRT (4)	4	304,200	refined products
Oswego, NY	3	209,800	asphalt
New Bedford, MA (5)	2	85,900	refined products
Mount Vernon, NY	7	72,100	refined products
Stamford, CT	3	46,600	refined products
Total	209	14,181,300

Dry Storage Terminal	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
Newington, NH: River Road (6)	3 pads	390,000	salt; gypsum
Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
	15 pads	857,000	heavy lift
Portland, ME (7)	7 warehouses;	215,000	break bulk; coal;
	3 pads	95,000	salt
South Portland, ME	3 pads	230,000	salt; coal
Providence, RI	1 pad	75,000	salt
	9 warehouses;
Total	25 pads	1,952,000

(1)
We also have an aggregate of 2.0 million barrels of additional storage capacity attributable to 45 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional storage capacity were desired, additional time and capital would be required to bring any of such storage tanks back into service.

(2)	These tanks are controlled via a petroleum storage services agreement whose terms include an initial term through April 30, 2019, with mutual rights of termination beginning April 16, 2016.

(3)	These tanks are controlled via a storage and thruput agreement with an initial term through July 2, 2019.

(4)	Operating assets and real estate are leased from Twin Rivers Technology L.P., an unaffiliated third party.

(5)	Operating assets and real estate are leased from Sprague Massachusetts Properties LLC, a wholly-owned subsidiary of Sprague Holdings.

(6)	The terminal also has two silos capable of storing a total of 26,000 tons of cement.

(7)	Real estate and two storage buildings are leased from Merrill Industries Inc., an unaffiliated third party, and the balance of the assets are owned by us.

Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Our Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. Prior to that time, there was no public market for our securities. As of March 4, 2016, Sprague Holdings owned 2,034,378 common units and 10,071,970 subordinated units, which together constitute a 57% ownership interest in us. As of March 4, 2016, the closing market price for our common units was $17.29 per unit. We have gathered tax information for our known common and subordinated unitholders and from brokers/nominees and, based on the information collected, we have estimated the number of our beneficial common and subordinated unitholders at December 31, 2015 was 3,010.
The following table sets forth the range of the high and low prices of our common units and cash distributions to common unitholders on a quarterly basis for the two years ending December 31, 2015:

	Sales Price per Common Unit		Quarterly Cash Distribution per Unit	Record Date	Distribution Date
Quarter Ended	High	Low
2014:
March 31, 2014	$20.75	$17.68	$0.4125	May 9, 2014	May 15, 2014
June 30, 2014	$27.30	$19.05	$0.4275	August 8, 2014	August 14, 2014
September 30, 2014	$26.93	$21.29	$0.4425	November 10, 2014	November 14, 2014
December 31, 2014	$27.02	$19.00	$0.4575	February 9, 2015	February 13, 2015
2015:
March 31, 2015	$26.63	$21.08	$0.4725	May 11, 2015	May 15, 2015
June 30, 2015	$28.90	$24.51	$0.4875	August 10, 2015	August 14, 2015
September 30, 2015	$28.10	$17.15	$0.5025	November 10, 2015	November 13, 2015
December 31, 2015	$26.00	$18.62	$0.5175	February 9, 2016	February 12, 2016
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

See Item 1A - "Risk Factors—Risk Related to our Business.”
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
Upon expiration of the subordination period (which could be as early as December 31, 2016), any outstanding arrearages in payment of the minimum quarterly distribution on the common units will be extinguished (not paid), each outstanding subordinated unit will immediately convert into one common unit and will thereafter participate pro rata with the other common units in distributions.
Incentive Distribution Rights
Sprague Holdings currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from distributable cash flow in excess of $0.61875 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that our sponsor may receive on any limited partner units that it owns.

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following table presents selected historical financial and operating data of the Partnership and our Predecessor, Sprague Operating Resources LLC, as of the dates and for the periods indicated. The selected historical financial data as of and for the years ended December 31, 2015 and 2014 are derived from the Partnership’s 2015 and 2014 audited Consolidated and Combined Financial Statements. The selected historical financial data as of and for the year ended December 31, 2013 includes the combined results of the Predecessor through October 29, 2013 and the Partnership for the period from October 30, 2013 through December 31, 2013, all derived from the Partnership’s 2013 audited Consolidated and Combined Financial Statements. The selected historical consolidated financial data presented as of and for the years ended December 31, 2012 and 2011 are derived from the audited consolidated financial statements of Sprague Operating Resources LLC.
The following table presents the non-GAAP financial measure adjusted EBITDA, which we use in our business as an important supplemental measure of our performance. We define and explain this measure in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA.” and reconcile it to net income (loss), its most directly comparable financial measure calculated and presented in accordance with GAAP.

	Years Ended December 31,
	2015	2014	2013	2012	2011
				Predecessor	Predecessor
	(in thousands, except unit data and operating data)
Statements of Operations Data:
Net sales	$3,481,914	$5,069,762	$4,683,349	$4,043,907	$3,797,427
Cost of products sold (exclusive of depreciation and amortization)	3,188,924	4,755,031	4,554,188	3,922,352	3,638,717
Operating expenses	71,468	62,993	53,273	47,054	42,414
Selling, general and administrative	94,403	76,420	55,210	46,449	46,292
Write-off of deferred offering costs (1)	—	—	—	8,931	—
Depreciation and amortization	20,342	17,625	16,515	11,665	10,140
Total operating costs and expenses	3,375,137	4,912,069	4,679,186	4,036,451	3,737,563
Operating income	106,777	157,693	4,163	7,456	59,864
Gain on acquisition of business	—	—	—	1,512	6,016
Other income (expense)	298	(288)	568	(160)	—
Interest income	456	569	604	534	755
Interest expense	(27,367)	(29,651)	(30,914)	(23,960)	(24,049)
Income (loss) before income taxes and equity in net (loss) income of foreign affiliate	80,164	128,323	(25,579)	(14,618)	42,586
Income tax (provision) benefit (2)	(1,816)	(5,509)	(4,259)	2,796	(16,636)
Income (loss) before equity in net (loss) income of foreign affiliate	78,348	122,814	(29,838)	(11,822)	25,950
Equity in net (loss) income in foreign affiliate	—	—	—	(1,009)	3,622
Net income (loss)	$78,348	$122,814	$(29,838)	$(12,831)	$29,572
Add/(deduct):
Predecessor income through October 29, 2013	—	—	(2,734)
(Income) loss attributable to Kildair from October 29, 2013 through December 8, 2014	—	(4,080)	2,338
Incentive distributions declared	(321)	—	—
Limited partners’ interest in net income (loss) (3)	$78,027	$118,734	$(30,234)
Net income (loss) per limited partner common units—basic (3)	$3.71	$5.88	$(1.50)
Net income (loss) per limited partner common units—diluted (3)	$3.65	$5.84	$(1.50)
Weighted average limited partner common units—basic (3)	10,975,941	10,131,928	10,071,970
Weighted average limited partner common units—diluted (3)	11,141,333	10,195,566	10,071,970
Distributions declared per common and subordinated units	$1.9800	$1.7400	$0.2825
Adjusted EBITDA (4):	$110,429	$105,266	$76,158	$49,781	$64,398

	Years Ended December 31,
	2015	2014	2013	2012	2011
				Predecessor	Predecessor
	(in thousands, except operating data)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$287,613	$15,564	$(80,663)	$163,129	$(43,861)
Investing activities	(14,565)	(132,492)	(46,751)	(79,693)	(17,004)
Financing activities	(245,965)	118,390	125,959	(111,560)	88,882
Other Financial and Operating Data (unaudited):
Capital expenditures (5)	$14,899	$18,580	$28,090	$7,293	$7,255
Normal heating degree days (6)	6,749	6,749	6,752	6,787	6,752
Actual heating degree days (6)	6,707	6,855	6,624	5,803	6,284
Variance from normal heating degree days	(0.6)%	1.6%	(1.9)%	(14.5)%	(6.9)%
Variance from prior period actual heating degree days	(2.2)%	3.5%	14.1%	(7.7)%	2.7%
Total refined products volumes sold (barrels)	40,099	39,720	35,050	29,806	29,684
Variance from refined products volume from prior period	1.0%	13.3%	17.6%	0.4%	(0.4)%
Total natural gas volumes sold (MMBtus)	56,894	54,430	51,979	49,417	50,741
Variance from natural gas volume from prior period	4.5%	4.7%	5.2%	(2.6)%	(2.4)%
Balance Sheet Data (at period end):
Cash and cash equivalents	$30,974	$4,080	$2,046	$3,691	$31,829
Property, plant and equipment, net	250,909	250,126	198,476	177,080	110,743
Total assets	1,000,332	1,339,840	1,090,241	1,054,247	970,050
Total debt (including capital lease obligations)	621,100	822,307	576,385	555,619	524,377
Total liabilities	842,847	1,223,946	1,018,948	913,041	791,649
Total unitholders’/member’s equity	157,485	115,894	71,293	141,206	178,401

(1)	During the year ended December 31, 2012, we delayed the timing of our public offering and, as a result, deferred offering costs of $8.9 million were charged against earnings.

(2)
Prior to the completion of our initial public offering (the "IPO"), Sprague Energy Corp., which was converted into a limited liability company and renamed Sprague Operating Resources LLC on November 7, 2011, prepared its income tax provision as if it had filed a consolidated U.S. federal income tax return and state tax returns as required. Commencing with the closing of the IPO, the Partnership is treated as a pass through entity for U.S. federal income tax purposes. For pass through entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in our financial statements. The Partnership’s Canadian entities are subject to Canadian income tax.

(3)
Calculated based on operations since October 30, 2013, the date of the closing of the IPO. See Note 20 to the Consolidated and Combined Financial Statements included elsewhere in this report for the net income (loss) per limited partner unit calculation.

(4)	For a discussion of the non-GAAP financial measure adjusted EBITDA, please read “EDITDA and Adjusted EBITDA” below.

(5)
Includes $7.8 million, $8.3 million, $7.7 million, $6.0 million and $5.7 million of maintenance capital expenditures for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. Maintenance capital expenditures are capital expenditures made to replace assets or to maintain the long-term operating capacity of our assets.

(6)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period 1981-2011.

Non-GAAP Financial Measures
EDITDA and Adjusted EBITDA
We present the non-GAAP financial measures EBITDA and adjusted EBITDA in this Annual Report. We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, decreased by gains on acquisition of business, increased by the write-off of deferred offering costs and adjusted for the net impact of bio-fuel excise tax credits in 2013/2012. Adjusted EBITDA is used as a supplemental financial measure by our management, and EBITDA and adjusted EBITDA are used as supplemental financial measures by external users of our financial statements, such as investors, trade suppliers, research analysts and commercial banks to assess:

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
For a discussion of how our management uses adjusted EBITDA, please read Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA.”
The GAAP measure most directly comparable to EBITDA and adjusted EBITDA is net income (loss). The non-GAAP financial measures of EBITDA and adjusted EBITDA should not be considered as an alternative to net income (loss), or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools. You should not consider EBITDA or adjusted EBITDA in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income (loss) and is defined differently by different companies, our definitions of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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

The following table presents a reconciliation of EBITDA and adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis, as applicable, for each of the years indicated:

	Years Ended December 31,
	2015	2014	2013	2012	2011
				Predecessor	Predecessor
	(in thousands)
Reconciliation of EBITDA to net income (loss):
Net income (loss)	$78,348	$122,814	$(29,838)	$(12,831)	$29,572
Add/(deduct):
Interest expense, net	26,911	29,082	30,310	23,426	23,294
Tax expense (benefit)	1,816	5,509	4,259	(2,796)	16,636
Depreciation and amortization	20,342	17,625	16,515	11,665	10,140
EBITDA	$127,417	$175,030	$21,246	$19,464	$79,642
Add: unrealized loss (gain) on inventory (1)	2,079	(11,070)	4,188	227	(8,252)
Add: unrealized loss on prepaid forward contract (2)	2,628	—	—	—	—
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(21,695)	(58,694)	55,745	17,650	(976)
Add/(deduct):
Gain on acquisition of business (4)	—	—	—	(1,512)	(6,016)
Write-off of deferred offering costs (5)	—	—	—	8,931	—
Bio-fuel excise tax credits (6)	—	—	(5,021)	5,021	—
Adjusted EBITDA	$110,429	$105,266	$76,158	$49,781	$64,398

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net (loss) income.

(2)
The unrealized hedging (gain) loss on prepaid forward contracts represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives. The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying forward contract appreciates or declines, which creates unrealized hedging (gains) losses with respect to the derivatives that are included in net income (loss).

(3)
The unrealized hedging (gain) loss on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net (loss) income.

(4)
Represents non-cash gains associated with (i) the re-measurement to fair value of our Predecessor’s 50% interest in Kildair in connection with its acquisition of the remaining 50% interest therein in 2012 and, (ii) the acquisition of an oil terminal at below fair value in 2011.

(5)	During the year ended December 31, 2012, we delayed the filing of our IPO and, as a result, deferred offering costs of $8.9 million were charged against earnings.

(6)
On January 2, 2013, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our bio-fuel blending activities. This program had previously expired on December 31, 2011 and was reinstated retroactively to January 1, 2012. During the year ended December 31, 2013, we recorded U.S. federal excise tax credits of $5.0 million related to our bio-fuel blending activities that had occurred during the year ended December 31, 2012. These credits have been recorded as a reduction of cost of products sold (exclusive of depreciation and amortization) and, therefore, resulted in an increase in adjusted gross margin for the year ended December 31, 2013. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

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
A reference to a “Note” herein refers to the accompanying Notes to Consolidated and Combined Financial Statements contained in Part IV, Item 15 - “Exhibits and Financial Statement Schedules” of this Annual Report.
Overview
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials. We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.2 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.0 million barrels of additional storage capacity attributable to 45 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin, which is a non-GAAP financial measure used by management and external users of our Consolidated and Combined Financial Statements to assess the economic results of operations. For a description of how we define adjusted gross margin, see Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Adjusted Gross Margin and Adjusted EBITDA.” For a reconciliation of adjusted gross margin to the GAAP measure most directly comparable thereto, see Part II, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”
Our refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products we sell to them. Our wholesale customers consist of more than 1,100 heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For each of the years ended December 31, 2015 and 2014, we sold 1.7 billion gallons of refined products. For the years ended December 31, 2015 and 2014, our refined products segment accounted for 62% and 60% of our adjusted gross margin, respectively.
We also purchase, sell and distribute natural gas to more than 14,000 commercial and industrial customer locations across 13 states primarily in the Northeast and Mid-Atlantic. We purchase the natural gas we sell from natural gas producers and trading companies. For the years ended December 31, 2015 and 2014, we sold 56.9 Bcf and 54.4 Bcf of natural gas, respectively. For the years ended December 31, 2015 and 2014, our natural gas segment accounted for 18% and 23% of our adjusted gross margin, respectively.
Our materials handling business is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, coal, petroleum coke, crude oil, caustic soda, tallow, pulp and heavy equipment. For the year ended December 31, 2015, we offloaded, stored and/or prepared for delivery 2.7 million short tons of products and 266.3 million gallons of liquid materials. For the year ended December 31, 2014, we offloaded, stored and/or prepared for delivery 2.7 million short tons of products and 309.8 million gallons of liquid materials. For the years ended December 31, 2015 and 2014, our materials handling segment accounted for 17% and 15% of our adjusted gross margin, respectively.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal, commercial trucking and the heating equipment service business. For the years ended December 31, 2015 and 2014, our other operations segment accounted for 3% and 2% of our adjusted gross margin, respectively.
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
For a description of how we define EBITDA, adjusted EBITDA, and adjusted gross margin see below under "How Management Evaluates Our Results of Operations”. A reconciliation of EBITDA and adjusted EBITDA is presented in Item 6 - "Selected Financial Data”. A reconciliation of adjusted gross margin is presented below under "Results of Operations".
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
Adjusted Gross Margin and Adjusted EBITDA
Management utilizes adjusted gross margin and adjusted EBITDA to assist it in reviewing our financial results and managing our business segments. We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) and decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, decreased by gains on acquisition of businesses, increased by the write-off of deferred offering costs and adjusted for the net impact of bio-fuel excise tax credits. Management believes that adjusted gross margin and adjusted EBITDA provide information that reflects our market or economic performance. We trade, purchase and sell energy commodities with market values that are constantly changing, which makes it important for management to evaluate our performance, as well as our physical and derivative positions, on a daily basis. Management reviews the daily operational performance of our supply activities, as well as our monthly financial results, on an adjusted gross margin and adjusted EBITDA basis. Adjusted gross margin and adjusted EBITDA have no impact on reported volumes or net sales.

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
Hedging Activities
We hedge our inventory within the guidelines set in our risk management policy. In a rising commodity price environment, the market value of our inventory will generally be higher than the cost of our inventory. For GAAP purposes, we are required to value our inventory at the lower of cost or market, or LCM. The hedges on this inventory will lose value as the value of the underlying commodity rises, creating hedging losses. Because we do not utilize hedge accounting, GAAP requires us to record those hedging losses in our statement of operations. In contrast, in a declining commodity price market we generally incur hedging gains. GAAP requires us to record those hedging gains in our statement of operations. The refined products inventory market valuation is calculated daily using independent bulk market price assessments from major pricing services (either Platts or Argus). These third-party price assessments are primarily based in New York Harbor, or NYH, with our inventory values determined after adjusting the NYH prices to the various inventory locations by adding expected cost differentials (primarily freight) compared to a NYH supply source. Our natural gas inventory is limited, with the valuation updated monthly based on the volume and prices at the corresponding inventory locations. The prices are based on the most applicable monthly Inside FERC, or IFERC, assessments published by Platts near the beginning of the following month.

Similarly, we can hedge our natural gas transportation assets (i.e., pipeline capacity) within the guidelines set in our risk management policy. Although we do not own any natural gas pipelines, we secure the use of pipeline capacity to support our natural gas requirements by either leasing capacity over a pipeline for a defined time period or by being assigned capacity from a local distribution company for supplying our customers. As the spread between the price of gas between the origin and delivery point widens (assuming the value exceeds the fixed charge of the transportation), the market value of the natural gas transportation contracts assets will increase. If the market value of the transportation asset exceeds costs, we can hedge or “lock in” the value of the transportation asset for future periods using available financial instruments. For GAAP purposes, the increase in value of the natural gas transportation assets is not recorded as income in the statement of operations until the transportation is utilized in the future (i.e., when natural gas is delivered to our customer). As the value of the natural gas transportation assets increase, the hedges on the natural gas transportation assets lose value, creating hedging losses in our statement of operations. The natural gas transportation assets market value is calculated daily based on the volume and prices at the corresponding pipeline locations. The daily prices are based on trader assessed quotes which represent observable transactions in the market place, with the end-month valuations primarily based on Platts prices where available or adding a location differential to the price assessment of a more liquid location.
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

•
Qualifying Income Status and Proposed Regulations. Pursuant to Internal Revenue Code Section 7704(c)(2), in order to be treated as a partnership for U.S. federal income tax purposes, more than 90 percent of the income of a partnership must be from certain specified sources, including the exploration, development, mining or production, processing, refining, transportation and marketing of minerals and natural resources. On May 5, 2015, the Treasury Department and the IRS issued the Proposed Regulations regarding qualifying income under Section 7704(d)(1)(E) of the Code. The Proposed Regulations provide rules regarding the Qualifying Income Exception. The comment period on the proposed new regulations ended on August 5, 2015. The IRS is in the process of reviewing and analyzing the comments received. During this time, they may consult with industry experts and others to fully understand the matter. However, there is no set time frame for this process and it can take months or years to finalize the proposed new regulations. Although we do not believe, based upon our current operations and language of the proposed regulations, that we will be treated as a corporation for U.S. federal income tax purposes, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for purposes of the qualifying income requirement and modify or revoke existing private letter rulings, including ours.

•
Interest rates could rise. Since mid-2009, the credit markets have been experiencing near-record lows in interest rates. As the overall economy strengthens, it is expected that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Increasing interest rates could affect our ability to access the debt capital markets on favorable terms. In addition, interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2015, we hedged approximately 22% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

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

•
Growth in exploration and production of shale gas has contributed to a weakness of domestic natural gas prices in the Northeast United States, leading to expanded use of natural gas in our marketing area. Natural gas usage in the Northeast United States has grown substantially, as the supplies of gas from shale formations have grown both in the region (e.g., Marcellus Shale) and the other parts of the United States. Further expansion of domestic natural gas supplies is expected, with consumption in the Northeast United States also expected to grow as infrastructure developments continue and could reduce consumption of other fuels.

•
Absolute price increase or decreases can impact demand and credit risk. Commodity prices in both our refined products and natural gas segments can vary sharply due to market conditions. As commodity product prices rise, we can experience reduced demand as customers engage in conservation efforts, are exposed to a higher level of credit risk to meet customer requirements, and incur increased working capital costs for holding inventory and accounts receivable. In a lower commodity price environment our customers are generally less prone to engage in conservation efforts, we experience lower credit risk, and working capital costs to hold inventory and finance accounts receivable decrease.

•
Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2015, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.

•
The impact of the market structure on our hedging strategy. We typically hedge our exposure to commodity price moves with NYMEX futures contracts and "over the counter" or "OTC" swaps. In markets where futures prices are higher than spot prices (typically referred to as contango), we generate positive margins when rolling our inventory hedges to successive months. In markets where futures prices are lower than spot prices (typically referred to as backwardation), we realize losses when rolling our inventory hedges to successive months. In backwardated markets, we operate with lower inventory levels and, as a result, have reduced hedging and financing requirements, thereby limiting losses.

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

Results of Operations
The following table presents information regarding our volume, net sales and adjusted gross margin by segment, as well as our adjusted EBITDA and information on weather conditions, for the periods presented.

	Years Ended December 31,
	2015	2014	2013
			Predecessor
	($ and volumes in thousands)
Volumes:
Refined products (gallons)	1,684,158	1,668,240	1,472,100
Natural gas (MMBtus)	56,894	54,430	51,979
Materials handling (short tons)	2,666	2,663	2,145
Materials handling (gallons)	266,280	309,834	246,708
Net Sales:
Refined products	$3,063,858	$4,650,871	$4,331,410
Natural gas	347,453	359,984	304,843
Materials handling	45,570	37,776	28,446
Other operations	25,033	21,131	18,650
Total net sales	$3,481,914	$5,069,762	$4,683,349
Adjusted Gross Margin:
Refined products	$170,448	$146,021	$114,744
Natural gas	51,004	55,536	40,373
Materials handling	45,564	37,811	28,430
Other operations	8,986	5,599	5,547
Total adjusted gross margin	$276,002	$244,967	$189,094
Reconciliation to Operating Income:
Total adjusted gross margin	$276,002	$244,967	$189,094
Add: unrealized (loss) gain on inventory (1)	(2,079)	11,070	(4,188)
Add: unrealized (loss) on prepaid forward contracts (2)	(2,628)	—	—
Add: unrealized gain (loss) on natural gas transportation contracts (3)	21,695	58,694	(55,745)
Operating expenses	(71,468)	(62,993)	(53,273)
Selling, general and administrative	(94,403)	(76,420)	(55,210)
Depreciation and amortization	(20,342)	(17,625)	(16,515)
Operating income	106,777	157,693	4,163
Other income (expense)	298	(288)	568
Interest income	456	569	604
Interest expense	(27,367)	(29,651)	(30,914)
Income tax provision	(1,816)	(5,509)	(4,259)
Net income (loss)	$78,348	$122,814	$(29,838)
Other Data:
Adjusted EBITDA (4)	$110,429	$105,266	$76,158
Normal heating degree days (5)	6,749	6,749	6,752
Actual heating degree days	6,707	6,855	6,624
Variance from normal heating degree days	(0.6)%	1.6%	(1.9)%
Variance from prior period actual heating degree days	(2.2)%	3.5%	14.1%

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (losses) gains with respect to the derivatives that are included in net income (loss).

(2)
The unrealized hedging gain (loss) on prepaid forward contracts represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives. The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying forward contract appreciates or declines, which creates unrealized hedging gains (losses) with respect to the derivatives that are included in net income (loss).

(3)
The unrealized (gain) loss on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net (loss) income.

(4)	For a discussion of the non-GAAP financial measure adjusted EBITDA, please read “EDITDA and Adjusted EBITDA” above under "How Management Evaluates Our Results of Operations”.

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Our results of operations for the year ended December 31, 2015 reflect:

•	increasing volumes, adjusted gross margin and adjusted unit gross margin, and decreasing net sales in our refined products segment;

•	increasing volumes and decreasing net sales, adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	steady volumes and increasing net sales, and adjusted gross margin in our materials handling segment.
The following table presents comparative information regarding our volume, net sales and adjusted gross margin by segment.

	Years Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,684,158	1,668,240	15,918	1%
Natural gas (MMBtus)	56,894	54,430	2,464	5%
Materials handling (short tons)	2,666	2,663	3	—%
Materials handling (gallons)	266,280	309,834	(43,554)	(14)%
Net Sales:
Refined products	$3,063,858	$4,650,871	$(1,587,013)	(34)%
Natural gas	347,453	359,984	(12,531)	(3)%
Materials handling	45,570	37,776	7,794	21%
Other operations	25,033	21,131	3,902	18%
Total net sales	$3,481,914	$5,069,762	$(1,587,848)	(31)%
Adjusted Gross Margin:
Refined products	$170,448	$146,021	$24,427	17%
Natural gas	51,004	55,536	(4,532)	(8)%
Materials handling	45,564	37,811	7,753	21%
Other operations	8,986	5,599	3,387	60%
Total adjusted gross margin	$276,002	$244,967	$31,035	13%
Adjusted Unit Gross Margin:
Refined products	$0.101	$0.088	$0.013	15%
Natural gas	$0.896	$1.020	$(0.124)	(12)%

Refined Products
Refined products net sales decreased $1.6 billion as a result of the lower commodity price environment. The average refined products sales price per unit during the year ended December 31, 2015 was 35% lower than in 2014. This price decline was partially offset by higher sales volumes.
Refined products sales volumes increased 15.9 million gallons or 1%. Distillate volumes increased 8%, primarily due to the Castle acquisition in December 2014. The increases in distillate volumes consisted primarily of gains in heating oil and diesel fuel volume, with regional supply constraints during the first quarter of 2015 also contributing to our higher heating oil volumes. Gasoline volumes were 8% lower, as higher competitive intensity from other market participants led to fewer sales opportunities at acceptable unit margin levels. Residual fuel sales volumes decreased 19% primarily due to reduced export volumes at Kildair and to a lesser extent lower volumes at our other terminal locations.
Refined products adjusted gross margin increased $24.4 million, or 17%. This increase was due to a combination of overall higher volumes and improved unit margins. Volume increases were largely a result of the Castle acquisition in December 2014, partially offset by decreased volumes in residual fuel. A key factor leading to the higher overall unit margins was a more favorable market structure for holding inventory in 2015, particularly after the end of the first quarter.
Natural Gas
Natural gas net sales decreased $12.5 million, or 3%, with a 5% increase in volumes more than offset by an 8% reduction in average natural gas sales prices due to a generally weaker energy price environment as compared to the year ended December 31, 2014. The key factor leading to the higher volume was the incremental sales resulting from the Metromedia Energy acquisition completed in October 2014, which was partially offset by the continuing transition of our customer base towards smaller commercial and industrial end users.
Natural gas adjusted gross margin declined $4.5 million. Although volumes increased, the key factor leading to the lower margins was substantially lower cash market volatility in 2015, resulting in fewer optimization opportunities related to our transportation and storage assets as compared to the year ended December 31, 2014.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $7.8 million due to substantially higher revenue from Kildair’s crude handling project which started up during the latter part of the second quarter of 2014, an increase in wind energy component handling for two utility scale projects and the inclusion of asphalt handling revenue at the Bronx, NY terminal purchased from Castle in December 2014. These increases were partially offset by lower dry bulk activity due to a temporary customer plant shutdown in the first quarter of 2015 and vessel timing.
Other Operations
Net sales from other operations increased $3.9 million. The higher sales were primarily due to inclusion of the heating equipment service business obtained as part of the Castle acquisition in December 2014 and increased coal volumes, primarily due to higher demand for power generation during the first quarter of 2015.
Adjusted gross margin from other operations increased $3.4 million, with the improvement driven by the same factors as the sales increase. Reduced margin for third party trucking requirements at Kildair slightly offset the increases in heating equipment service and coal.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Our results of operations for year ended December 31, 2014 reflect:

•	increasing volumes, net sales, adjusted gross margin and adjusted unit gross margin in our refined products segment;

•	increasing volumes, net sales, adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing volumes, net sales and adjusted gross margin in our materials handling segment.
The following table presents comparative information regarding our volume, net sales and adjusted gross margin by segment.

	Years Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,668,240	1,472,100	196,140	13%
Natural gas (MMBtus)	54,430	51,979	2,451	5%
Materials handling (short tons)	2,663	2,145	518	24%
Materials handling (gallons)	309,834	246,708	63,126	26%
Net Sales:
Refined products	$4,650,871	$4,331,410	$319,461	7%
Natural gas	359,984	304,843	55,141	18%
Materials handling	37,776	28,446	9,330	33%
Other operations	21,131	18,650	2,481	13%
Total net sales	$5,069,762	$4,683,349	$386,413	8%
Adjusted Gross Margin:
Refined products	$146,021	$114,744	$31,277	27%
Natural gas	55,536	40,373	15,163	38%
Materials handling	37,811	28,430	9,381	33%
Other operations	5,599	5,547	52	1%
Total adjusted gross margin	$244,967	$189,094	$55,873	30%
Adjusted Unit Gross Margin:
Refined products	$0.088	$0.078	$0.010	13%
Natural gas	$1.020	$0.777	$0.243	31%

Refined Products
Refined products net sales increased $319.5 million, or 7%, which was driven primarily by higher refined products sales volumes. Refined products sales volumes were 1.7 billion gallons and 1.5 billion gallons for the years ended December 31, 2014 and 2013, respectively. Distillate sales volumes increased 186.6 million gallons, or 20%, period over period, with substantial increases in both diesel fuel and heating oil. The largest volume increases were in diesel fuel due to the contracts acquired from Hess Corporation at the end of 2013 and higher sales to power plant customers to meet power generation requirements as the colder weather conditions in the first quarter led to natural gas curtailments. Heating oil volumes were also up sharply, driven by sustained colder weather conditions during the winter and increased share in key markets due to enhanced asset positions, including the Bridgeport, Connecticut terminal that was purchased in the second half of 2013. The purchase of Castle in early December 2014 also contributed to the distillate volume gains.
Gasoline sales volumes increased by 2.0 million gallons, or 1%, period over period. Residual fuel oil and asphalt sales volumes increased 7.5 million gallons, or 2%, period over period, with the volume increases a result of natural gas curtailments primarily due to the colder weather. The average refined products selling price per gallon was 5% lower for the year ended December 31, 2014 as compared to the same period in 2013, with a significant decline in the fourth quarter offsetting the higher prices earlier in the year driven by declining world crude oil prices.

Refined products adjusted gross margin increased $31.3 million, or 27%, which was driven by improved returns in distillate fuels, with both heating oil and diesel fuel providing substantial increases. The increase in heating oil adjusted gross margin was due to a combination of higher volumes and unit margins. The improvement in diesel fuel margin generation was largely due to higher volumes, though unit margins also improved. The additional volumes included increases from sales to the former Hess Corporation customers as well as the incremental power generation requirements resulting from natural gas curtailments. Gasoline volumes improved modestly and margins increased as well, supported by proceeds from the sale of RINs and higher gasoline throughput revenues compared to the previous year. Higher residual fuel sales volumes and improved unit margins led to the increase in adjusted gross margin for heavy fuel oil.
In January 2013 a previously expired bio-fuel excise tax credit was retroactively reinstated to include all applicable 2012 activity. As a result, the refined products adjusted gross margin results for the year ended December 31, 2013 includes a $5.0 million benefit. There was no comparable adjustment for the year ended December 31, 2014.
Natural Gas
Natural gas net sales increased $55.2 million, or 18%, which was driven by higher commodity prices as the average natural gas price per MMBtu was 13% higher during the year ended December 31, 2014 as compared to the same period in 2013. The stronger natural gas price environment was due in part to the higher demand driven by colder weather during 2014, in particular during the first quarter. Natural gas sales volumes increased by nearly 5% for the year due primarily to a combination of strong sales volumes in the first quarter due to colder weather and the addition of the Metromedia Energy volumes at the beginning of the fourth quarter.
Natural gas adjusted gross margin increased $15.1 million, or 38%. In addition to adjusted gross margin generated from the inclusion of Metromedia Energy sales beginning in the fourth quarter, the natural gas adjusted gross margin was due primarily to higher demand supported by colder weather conditions during the first quarter, the continuing transition of our customer base towards smaller commercial and industrial end users with higher unit margins, and additional margin generation from optimization of transportation assets and storage utilization, particularly during volatile pricing periods. In connection with the acquisition of Metromedia Energy we recorded an asset of $39.4 million and a liability of $1.5 million, representing the fair value of natural gas transportation contracts acquired which will be amortized into cost of products sold (exclusive of depreciation and amortization) over the life of the underlying agreements. During the year ended December 31, 2014, we recorded a charge to cost of products sold (exclusive of depreciation and amortization) of $21.9 million which included $13.6 million due to a decline in value as a result of decreasing natural gas spreads.
Materials Handling
Materials handling net sales increased $9.4 million, or 33%, which was primarily due to the start-up of the crude handling project at Kildair which increased liquids handling revenue substantially, and an increase in dry bulk handling volumes at other Sprague facilities.
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
Other Operations
Sales from our other operations increased $2.4 million, which was primarily due to increased sales of coal partially offset by a decrease in commercial trucking activities of Kildair.
Adjusted gross margin from our other operations remain relatively unchanged as compared to the year ended December 31, 2013.

Operating Costs and Expenses

The following tables present comparative information regarding our operating expenses, selling, general and administrative expenses, depreciation and amortization expenses and interest expense, net for the periods shown.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands)
Operating expenses	$71,468	$62,993	$8,475	13%
Selling, general and administrative expenses	$94,403	$76,420	$17,983	24%
Depreciation and amortization	$20,342	$17,625	$2,717	15%
Interest expense, net	$26,911	$29,082	$(2,171)	(7)%
Operating Expenses. Operating expenses increased $8.5 million, of which $8.5 million was attributable to our Bronx terminal which was acquired in December 2014, $1.3 million related to increased stockpile expense and $0.6 million of additional employee related costs at our other terminals. These increases were offset by a $2.6 million decrease in maintenance and utility expenses throughout our terminal network.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.0 million, of which $12.9 million was due to the Metromedia Energy and Castle acquisitions, $2.5 million was due to increased professional fees including audit, legal and consulting activities and $1.7 million was due to increased employee related costs primarily attributed to increased discretionary incentive compensation from higher earnings performance.
Depreciation and Amortization. Depreciation and amortization increased $2.7 million, of which $2.3 million was due to the Metromedia Energy and Castle acquisitions with the remaining increase of $0.4 million primarily due to the depreciation of the assets related to Kildair’s crude storage and handling project which was placed in service in June 2014.
Interest Expense, net. Interest expense decreased $2.2 million, primarily related to lower working capital requirements given lower commodity prices, the expiration of interest rate swaps related to a portion of our variable rate debt obligations and decreased amortization of debt issuance costs associated with our credit facility offset by higher acquisition facility interest relating to three acquisitions completed during the fourth quarter of 2014.
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Years Ended December 31,		Increase/(Decrease)
	2014	2013	$	%
	($ in thousands)
Operating expenses	$62,993	$53,273	$9,720	18%
Selling, general and administrative expenses	$76,420	$55,210	$21,210	38%
Depreciation and amortization	$17,625	$16,515	$1,110	7%
Interest expense, net	$29,082	$30,310	$(1,228)	(4)%

Operating Expenses. Operating expenses increased $9.7 million, of which $3.8 million was due to increased maintenance, insurance and utility expenses, $2.7 million was due to increased dry bulk handling volumes, $2.4 million was due to terminal operating expenses related to our Bridgeport terminal which was acquired on July 31, 2013 and $0.6 million was due to terminal operating expenses related to our Bronx terminal which was acquired on December 8, 2014.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $21.2 million, of which $12.6 million was related to higher employee related expenses primarily attributed to increased incentive compensation and sales commissions as a result of higher earnings performance, $3.3 million related to increased professional fees associated with public company reporting and compliance requirements, $2.8 million was related to expenses associated with mergers and acquisition activities, and $2.6 million was due to selling, general and administrative expenses related to the Metromedia Energy and Castle Oil acquisitions.

Depreciation and Amortization. Depreciation and amortization increased $1.1 million, which was predominantly driven by the amortization of intangible assets arising from the Metromedia Energy acquisition in the fourth quarter.
Interest Expense, net. Interest expense, net decreased $1.2 million, of which $2.6 million was related to the expiration of interest rate swaps related to a portion of our variable rate debt obligations, offset by increased amortization of debt issuance costs associated with our new credit facilities.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2015, our working capital was $123.5 million.
On December 9, 2014, we entered into an amended and restated credit agreement that matures on December 9, 2019 and consists of three revolving credit facilities: (1) $1.0 billion working capital facility, (2) $120.0 million multi-currency working capital facility and (3) a $400.0 million acquisition facility. On March 10, 2016, we entered into an amendment to our credit agreement which increased our acquisition facility to $550.0 million.
As of December 31, 2015, the undrawn borrowing capacity under the working capital facility was $186.5 million and the undrawn borrowing capacity under the acquisition facility was $116.6 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2015, the amount drawn under the working capital facility of our credit agreements fluctuated from a low of $215.0 million to a high of $563.2 million.
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
Capital Expenditures
Our terminals require investments to maintain, expand, upgrade or enhance existing assets and to comply with environmental and operational regulations. Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures represent capital expenditures made to replace assets, or to maintain the long-term operating capacity of our assets or operating income. Examples of maintenance capital expenditures are expenditures required to maintain equipment reliability, terminal integrity and safety and to address environmental laws and regulations. Costs for repairs and minor renewals to maintain facilities in operating condition and that do not extend the useful life of existing assets will be treated as maintenance expenses as we incur them. Expansion capital expenditures are capital expenditures made to increase the long-term operating capacity of our assets or our operating income whether through construction or acquisition of additional assets. Examples of expansion capital expenditures include the acquisition of equipment and the development or acquisition of additional storage capacity, to the extent such capital expenditures are expected to expand our operating capacity or our operating income.
During the year ended December 31, 2015, we spent a total of $7.8 million for maintenance capital expenditures and $7.1 million for expansion and/or upgrades of our terminals. We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.

Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2015 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$69,024	$15,450	$30,439	$13,522	$9,613
Capital lease obligations (including interest)	$5,851	$1,268	$1,734	$1,038	$1,811
Credit facilities (including interest) (2)	$677,560	$87,732	$169,397	$420,431	$—
Product purchases (3)	$296,333	$292,856	$3,477	$—	$—
Transportation and storage (4)	$34,861	$18,641	$13,991	$2,229	$—
Total	$1,083,629	$415,947	$219,038	$437,220	$11,424

(1)
We have leases for a refined products terminal, refined products storage, maritime charters, vehicles, office and plant facilities, computer and other equipment that are accounted for as operating leases.

(2)
Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2015. The credit agreement has a contractual maturity of December 9, 2019 and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in our Consolidated Balance Sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Interest is calculated using the rates in effect as of December 31, 2015, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.

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

Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$287,613	$15,564	$(80,663)
Net cash used in investing activities	$(14,565)	$(132,492)	$(46,751)
Net cash (used in) provided by financing activities	$(245,965)	$118,390	$125,959
Operating Activities
Net cash from operating activities for the year ended December 31, 2015 was $287.6 million and was favorably impacted by a decrease of $149.2 million in inventory, and a decrease of $127.2 million in accounts receivable, primarily related to lower commodity prices and net income of $78.3 million. Cash flows from operations were negatively impacted by a decrease of $127.4 million in accounts payable and accrued liabilities due to timing of payments and lower commodity prices.
Net cash from operating activities for the year ended December 31, 2014 was $15.6 million and was favorably impacted by net income of $122.8 million, as well as a decrease of $84.5 million in inventory, primarily related to lower commodity prices. Cash flows from operations were negatively impacted as a result of an increase of $242.6 million in derivative instruments resulting from the drop in commodity prices in refined products and natural gas during the last four months of the year and an increase of $19.1 million in accounts receivable due to a build-up of receivables in refined products and natural gas as a result of our acquisitions.

Net cash used in operating activities for the year ended December 31, 2013 was $80.7 million and was negatively impacted by a reduction of cash flow of $158.2 million related to accounts receivable which primarily was the result of a $130.2 million distribution of accounts receivable to Sprague Holdings which occurred in connection with the public offering. These distributions of accounts receivable had a negative impact on cash flow from operations since they represented current year operating activity that was transferred prior to the point when cash was collected. Cash flows from operations were positively impacted by a reduction of $51.5 million in derivative instruments relating to less customer demand for locking in fixed price forward commitments and a decrease of $30.6 million in inventory, primarily related to the weak market structure in refined products coupled with significantly cold weather at the end of the year and strong sales from customer demand.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2015 was $14.6 million and consisted primarily of $7.1 million related to expansion capital expenditures and $7.8 million related to maintenance capital expenditure projects across our terminal system.
Net cash utilized in investing activities for the year ended December 31, 2014 was $132.5 million and consisted primarily of $115.5 million related to the net cash used to finance our acquisitions, $8.8 million related to expansion capital expenditures at Kildair for the crude oil storage and handling construction project, and $9.8 million relating to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the year ended December 31, 2013 was $46.8 million and consisted primarily of $20.7 million related to the purchase of the Bridgeport terminal, $19.1 million related to expansion capital expenditures at Kildair for the crude oil storage and handling construction project, and $9.0 million relating to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2015 was $246.0 million, and primarily resulted from $198.9 million of net payments under our credit agreement due to reduced financing requirements from lower inventory levels, lower commodity prices and accounts receivable levels, and distributions to unitholders of $40.6 million.
Net cash from financing activities for the year ended December 31, 2014 was $118.4 million, and primarily resulted from net borrowings of $244.7 million under our credit agreement, partially offset by a distribution to parent for the contribution of Kildair of $56.7 million and $31.6 million paid to unitholders.
Net cash from financing activities for the year ended December 31, 2013 was $126.0 million, and primarily resulted from $140.3 million in net proceeds (net of underwriting and structuring fees and other offering expenses) from our IPO, net borrowings of $28.4 million under our credit agreement, partially offset by a distribution of $40.0 million paid to Axel Johnson and debt issuance costs of $16.7 million.
Credit Agreement
On December 9, 2014, in connection with the Kildair acquisition, Sprague Operating Resources LLC, the operating company of the Partnership, Sprague Resources ULC and Kildair entered into an amended and restated revolving credit agreement (the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. On March 10, 2016, we entered into an amendment to our credit agreement which increased our acquisition facility to $550.0 million. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The Credit Agreement matures on December 9, 2019 and contains, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $1.0 billion to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $120.0 million to be used by Kildair for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $550.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses; and,

•
Subject to certain conditions, the U.S. dollar and multicurrency revolving working capital facilities may be increased by $200.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

Indebtedness under the Credit Agreement will bear interest, at the Partnership's option, at a rate per annum equal to either the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.
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
The specified margin for the working capital facilities will range, based upon the percentage utilization of this facility, from 1.00% to 1.50% for loans bearing interest at the alternative Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the U.S. dollar working capital facility or the multicurrency working capital facility. The specified margin for the acquisition facility will range, based on the Partnership's consolidated total leverage ratio, from 2.00% to 2.25% for loans bearing interest at the alternate Base Rate and from 3.00% to 3.25% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the acquisition facility. In addition, the Partnership will incur a commitment fee on the unused portion of the facilities at a rate ranging from 0.375% to 0.50% per annum.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2015.
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
On March 10, 2016, we entered into an amendment to our Credit Agreement to increase the acquisition facility from $400.0 million to $550.0 million. See Note 23 to our Consolidated Financial Statements.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013.
Foreign Currency
Prior to December 31, 2013, the functional currency of Kildair was the Canadian dollar. All balance sheet asset and liability accounts of Kildair were translated to U.S. dollars using rates of exchange in effect at the balance sheet dates, and its results of operations were translated using average exchange rates for the relevant period. Resulting translation adjustments were recorded as a component of member’s equity in accumulated other comprehensive loss.

On January 1, 2014, we changed the functional currency of Kildair from the Canadian Dollar to the U.S. Dollar as a result of performing a review of the appropriateness of the status of the functional currency for this subsidiary. The factors we considered included an increasing portion of Kildair’s business being conducted in U.S. dollars, as well as the fact that during the year ended December 31, 2013, Kildair entered into a credit facility that is denominated in U.S. dollars. The functional currency of Kildair’s subsidiaries remains the Canadian Dollar. In accordance with ASC-830 “Foreign Currency Matters”, the change took place prospectively on the first day of the fiscal year, there was no income statement or cash flow translation required and the translation adjustments for prior periods were not removed from equity.
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
We record all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We recognize changes in the fair value of our commodity derivative instruments currently in earnings as cost of products sold (exclusive of depreciation and amortization).
We do not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts, including amounts that approximate fair value, recognized for derivative instruments executed with the same counterparty under the same master netting arrangement.
We also use interest rate swaps to convert a portion of our floating rate debt to fixed rates. These interest rate swaps are designated as cash flow hedges and the changes in fair value of the swaps are included as a component of comprehensive income (loss) and accumulated other comprehensive loss, net of tax, respectively.
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

Fair value measurements based on Level 2 inputs: Measurements derived indirectly from observable inputs or from quoted prices from markets that are less liquid are considered Level 2. Measurements based on Level 2 inputs include over-the-counter ("OTC") derivative instruments that are priced on an exchange traded curve, but have contractual terms that are not identical to exchange traded contracts. We utilize fair value measurements based on Level 2 inputs for our fixed forward contracts, over-the-counter commodity price swaps, interest rate swaps and forward currency contracts.
Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations.
Inventories
We value inventories at the lower of cost or market. Cost is primarily determined using the first-in, first-out method, except for Kildair which uses the weighted-average method. Inventory consists of petroleum products, natural gas and coal. We use derivative instruments, primarily futures and swaps, to economically hedge substantially all of our inventory.
Goodwill
Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. We review the carrying value of goodwill annually as of October 31 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. Impairment is indicated whenever the carrying value of a reporting unit exceeds the estimated fair value of a reporting unit.
For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates. These assumptions contemplated business, market and overall economic conditions. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2015 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, we believe it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
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
The allowance for doubtful accounts is recorded to reflect the ultimate realization of our accounts receivable and includes the assessment of customers’ creditworthiness and the probability of collection. The allowance is comprised of specifically identified accounts at risk and an amount determined based on historical collection experience. Shipping costs that occur at the time of sale are included in cost of product sold. Various excise taxes are collected at the time of sale and remitted to authorities and are recorded on a net basis in cost of products sold (exclusive of depreciation and amortization).

Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating both the impact of this new standard on the consolidated financial statements and the transition method we will utilize upon adoption.

In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and instead requires that all deferred tax assets and liabilities be classified as noncurrent. This ASU may be applied prospectively at the time of adoption or retrospectively to all periods presented. We have early adopted this guidance on a prospective basis as of December 31, 2015.
In October 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We believe that there will be no impact to our consolidated financial statements as a result of the adoption of this ASU relating to our previous acquisitions.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. We are currently evaluating the potential impact of this guidance which is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.
In April 2015, the FASB issued ASU 2015-6, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force). We believe that the application of this ASU will result in no changes to our presentation of earnings per unit or related disclosures in connection with our 2014 dropdown transaction. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied on a retrospective basis.
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We have not yet adopted the provisions of ASU 2015-3, which is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of December 31, 2015 and December 31, 2014, our unamortized debt issuance costs were $14.2 million and $15.5 million, respectively.
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
Commodity Price Risk
We use various financial instruments as we seek to hedge our commodity price risk. We sell our refined products and natural gas primarily in the Northeast. We hedge our refined products positions primarily with a combination of futures contracts that trade on the NYMEX, and fixed-for-floating price swaps in the form of bilateral contracts that are traded “over-the-counter” or "OTC". Although there are some notable differences between futures and the fixed-for-floating price swaps, both can provide a fixed price while the counterparty receives a price that fluctuates as market prices change.
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
The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
	(in thousands)
Refined products contracts	$149,741	$159,751	$(320)
Natural gas contracts	19,824	30,372	(76,707)
Total	$169,565	$190,123	$(77,027)
Substantially all of our commodity derivative contracts outstanding as of December 31, 2015 will settle prior to June 30, 2017.

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2015 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
		(in thousands)
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$100,000
During the two year period ended December 31, 2015, we hedged approximately 22% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2015, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $4.7 million and decrease by $0.8 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Financial assets:
Commodity fixed forwards	$157,389	$—	$157,389	$—
Commodity swaps and options	51	—	51	—
Commodity derivatives	157,440	—	157,440	—
Interest rate swaps	274	—	274	—
Total	$157,714	$—	$157,714	$—
Financial liabilities:
Commodity fixed forwards	$31,801	$—	$31,801	$—
Commodity swaps and options	4,250	—	4,250	—
Commodity derivatives	36,051	—	36,051	—
Interest rate swaps	1,115	—	1,115	—
Other	12	—	12	—
Total	$37,178	$—	$37,178	$—

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
We maintain a control environment under the direction of our Chief Risk Officer through our risk management policy, processes and procedures, which our senior management has approved. Control measures include volumetric, value at risk, and stop loss limits, as well as contract term limits. Our Chief Risk Officer and Risk Management Committee must approve the use of new instruments or new commodities. Risk limits are monitored and reported daily to senior management. Our risk management department also performs independent verifications of sources of fair values. These controls apply to all of our commodity risk management activities.
We use value at risk model to monitor commodity price risk within our risk management activities. The value at risk model uses both linear and simulation methodologies based on historical information, with the results representing the potential loss in fair value over one day at a 95% confidence level. Results may vary from time to time as hedging coverage, market pricing levels and volatility change.
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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2015	2014	2013	2015	2014	2013
	(in thousands)			(in thousands)
At December 31	$85	$315	$369	$237	$282	$389
Average	193	219	168	243	296	293
High	1,863	815	369	617	617	687
Low	25	58	72	117	105	130

Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 - “Index to Consolidated and Combined Financial Statements”.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, Sprague Resource’s internal control over financial reporting was effective as of December 31, 2015. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this annual report on page F-3.
Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by the General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. Our board of directors met four times during the 2015 fiscal year and each of its directors attended more than 75% of the meetings. The audit committee of the board of directors met seven times during the 2015 fiscal year and each of its members attended more than 75% of the meetings for any committee on which they served. The conflicts committee of the board of directors met one time during the 2015 fiscal year and each of its directors attended more than 75% of the meetings.
The following table provides information as of March 4, 2016 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	52	Chairman of the Board of Directors
Ben J. Hennelly	45	Director
Sally A. Sarsfield	56	Director
C. Gregory Harper	51	Director
Robert B. Evans	67	Director
Beth A. Bowman	59	Director
David C. Glendon*	50	President, Chief Executive Officer and Director
Gary A. Rinaldi*	58	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director
John W. Moore*	57	Vice President, Chief Accounting Officer
Thomas F. Flaherty*	60	Vice President, Refined Products
Steven D. Scammon*	54	Vice President, Chief Risk Officer
Joseph S. Smith*	59	Vice President, Business Development
Paul A. Scoff*	56	Vice President, General Counsel, Chief Compliance Officer and Secretary
James Therriault*	55	Vice President, Materials Handling
Burton S. Russell	60	Vice President, Operations
Brian W. Weego*	49	Vice President, Natural Gas
Frank B. Easton	69	Vice President, Human Resources
Kevin G. Henry	55	Vice President, Treasurer

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
Michael D. Milligan—Mr. Milligan was appointed chairman of the board of directors of our General Partner in July 2011. Mr. Milligan formerly served as a member of the board of directors of our Predecessor and is the President & Chief Executive Officer of Axel Johnson, a position he has held since 2003. Prior to joining Axel Johnson, Mr. Milligan spent 17 years as a partner and member of the board of directors of Monitor Group, a global consulting and merchant banking group. While at Monitor, Mr. Milligan’s activities covered a broad range of disciplines and industry sectors, including oil and gas, communications technology, specialty chemicals and retail and consumer products. Mr. Milligan also serves on the board of ConforMIS Inc., a medical technology company. Mr. Milligan holds a Bachelor of Arts degree from Bowdoin College and a Masters in Business Administration from Harvard University. We believe that Mr. Milligan’s more than 20 years of experience in the energy industry, as well as his extensive management skills he acquired through his involvement in the strategy, operations and governance of Axel Johnson, brings substantial perspective and leadership to our board.

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

Robert B. Evans—Mr. Evans was appointed to the board of directors of our General Partner in October 2013 in connection with our IPO. Mr. Evans also serves as a director of Targa Resources Corp. since March 1, 2016, as a director of Targa Resources GP LLC since February 2007, as a director of New Jersey Resources Corporation since 2009, and as a director of ONE Gas, Inc. since 2014. Mr. Evans was the President and Chief Executive Officer of Duke Energy Americas, a business unit of Duke Energy Corp., from January 2004 to March 2006, after which he retired. Mr. Evans served as the transition executive for Energy Services, a business unit of Duke Energy, during 2003. Mr. Evans also served as President of Duke Energy Gas Transmission beginning in 1998 and was named President and Chief Executive Officer in 2002. Prior to his employment at Duke Energy, Mr. Evans served as Vice President of marketing and regulatory affairs for Texas Eastern Transmission and Algonquin Gas Transmission from 1996 to 1998. Mr. Evans received his Bachelor’s degree in Accounting from the University of Houston. We believe Mr. Evans’s extensive energy industry background, particularly his experience in senior leadership roles and board positions of other energy companies, will provide the board of directors of our General Partner with valuable knowledge and skill.

Beth A. Bowman—Ms. Bowman was appointed to the board of directors of our General Partner in October 2014. Ms. Bowman served at Shell Energy North America for the past sixteen years where she was the Senior Vice President for Sales and Origination North America, retiring in September 2015. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility. In 2014, Ms. Bowman was named one of the Top 50 Most Powerful Women in Oil and Gas in the U.S. by the National Diversity Council. Ms. Bowman served on the boards of the California Power Exchange and the California Foundation of Energy and Environment. Ms. Bowman received her Bachelor’s degree in Science Civil Engineering from the University of Illinois, a Master’s degree in Civil Engineering from San Diego State University and a Master’s degree in Business Administration Finance from University of San Diego. We believe that Ms. Bowman’s extensive energy industry background, particularly her experience in senior leadership roles and board positions of other energy companies, will provide the board of directors of our General Partner with valuable knowledge and skill.
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

John W. Moore—Mr. Moore was appointed Vice President, Chief Accounting Officer of our General Partner in July 2011 and is responsible for our financial reporting, a position he held with our Predecessor. Mr. Moore has been continuously employed by our Predecessor since joining in June 1998 as the Chief Accounting Officer and Controller. Prior to joining our Predecessor, Mr. Moore worked as an auditor at Arthur Andersen LLP and in various senior accounting management capacities at Phibro Energy and Valero Energy Corporation. Mr. Moore’s accounting experience includes both his experience with our Predecessor plus 15 years of prior experience in the energy industry. Mr. Moore received a Bachelor’s degree, magna cum laude, in Accounting from Texas Tech University and is a Certified Public Accountant.
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
Joseph S. Smith—Mr. Smith was appointed Vice President, Business Development of our General Partner in February, 2014 with responsibility for leading acquisition sourcing and integration efforts in addition to overseeing the company’s Sarbanes-Oxley compliance process. Previously, Mr. Smith was appointed Vice President, Chief Risk Officer and Strategic Planning of our General Partner in July 2011, a position he held with our Predecessor since July 3, 2006. In such role, Mr. Smith was tasked with oversight responsibility for risk management and related control processes. As part of that role, he had management responsibility for strategic planning, financial planning and analysis, middle office, and insurance groups. Mr. Smith has been an employee of our Predecessor since April 2001 when he joined as Vice President, Corporate Planning and Development and was subsequently promoted to Vice President, Pricing and Performance Management. Prior to joining our Predecessor, Mr. Smith was a Principal with Arthur D. Little, Inc.’s international energy consulting practice. He also worked in various positions for Mobil Oil Corporation, including in the areas of sales and supply and research and development. Mr. Smith received his Bachelor’s degree in Chemical Engineering from the University of Maine. He received a Master’s degree in Chemical Engineering from Pennsylvania State University and a Master’s degree in Business Administration in Finance from Drexel University.
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
Director Independence
NYSE rules do not require that the board of directors of our General Partner be composed of a majority of independent directors. Nonetheless, the board of directors of our General Partner has affirmatively determined that Ms. Bowman and Messrs. Evans and Harper meet the independence standards established by the NYSE.
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
Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Evans and Harper are the current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2015.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Each director, executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner that no Form 5 was required, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis during 2015.

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
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2015, referred to in this report as the “Named Executive Officers”, and to discuss why and how the 2015 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2015 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis. The Named Executive Officers for the fiscal year ending December 31, 2015 are as follows:

David C. Glendon	President and Chief Executive Officer
Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Steven D. Scammon	Vice President, Chief Risk Officer
John W. Moore	Vice President, Chief Accounting Officer
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
The board of directors believes these objectives are best met by providing a mix of competitive base salaries in combination with short and long term compensation. This mix of compensation elements has provided us with a successful compensation program that has allowed us to attract and retain a quality team of executives while motivating them to provide a high level of performance.

Setting Executive Compensation
The board of directors has the responsibility and authority to make all decisions with regard to the compensation of our Named Executive Officers. The board of directors uses several different tools and resources in reviewing various elements of executive compensation and making compensation decisions.
Compensation Consultant

The board of directors made the decision to engage Meridian Compensation Partners LLC (“Meridian”) as an independent compensation consultant to assist with the redesign of our compensation programs and practices following our initial public offering. We successfully implemented the new compensation programs that Meridian assisted us in designing in 2014. In 2015, the services provided by Meridian to our board of directors were limited to (i) assistance with the Monte Carlo valuation of performance-based phantom units and (ii) evaluation of total unitholder return and relative total unitholder return for the periods covered by our previously granted performance-based phantom units. Throughout their engagement, Meridian has always reported directly and exclusively to the board of directors; however, at the direction of the board of directors they occasionally work directly with management to obtain information and prepare materials for the board of directors’ consideration. Meridian does not provide any other services to us or our General Partner. The board of directors determined that Meridian’s work did not raise any conflict of interest.
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
Components of Compensation

For the fiscal year ending December 31, 2015, the compensation for our Named Executive Officers consisted of the following elements:

•	Base salary;

•	Annual incentive bonus consisting of cash and units;

•	Long term equity incentive awards; and

•	Other benefits, including retirement, health and welfare, and related benefits and, in certain instances, the use of a car or a car allowance.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries for the Named Executive Officers were historically set at levels deemed appropriate to retain their services. When establishing and evaluating base salary levels the board of directors generally considers the responsibilities associated with each Named Executive Officer’s position, experience, skill, education, and potential to contribute to our overall success. For example, when the board of directors evaluates Mr. Glendon’s role as President and Chief Executive Officer, the board of directors considers his prior experience and performance as Senior Vice President of Sales, as well as the additional responsibility he has in his current role as President and Chief Executive Officer. In establishing the base salaries for the rest of our Named Executive Officers, the board of directors also considers the extent to which the particular individual has the skills to help us solve the challenges we face and the expertise to help us meet our future business goals. Finally, the board of directors considers the other employment opportunities available to the executive and earning potential associated with those opportunities.
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

In 2016, following a review of base salary levels for each Named Executive Officer other than himself, Mr. Glendon recommended, and the board of directors approved, slight increases in the base salaries of Messrs. Rinaldi, Flaherty, Scammon, and Moore. The board of directors chose to increase the base salaries for each of our Named Executive Officers. This decision was made in an attempt to balance our desire to retain the services of these officers in a competitive employment market and account for slight increases in the cost of living. The slight increase in base salary for each of Messrs. Glendon and Rinaldi is the first such increase since 2011. The 2016 increases below will become effective on April 4, 2016.

Name	2016 Base Salaries	2015 Base Salaries	2014 Base Salaries
David C. Glendon	$358,750	$350,000	$350,000
Gary A. Rinaldi	$358,750	$350,000	$350,000
Thomas F. Flaherty	$262,107	$258,234	$253,170
Steven D. Scammon	$277,459	$273,358	$270,652
John W. Moore	$254,085	$251,569	$246,636
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
The annual incentive bonus program is administered under the umbrella of the Sprague Resources LP 2013 Long-Term Incentive Plan (also referred to as our LTIP). Our board of directors selected minimum distributable cash flow as the performance metric for the 2015 annual bonus program to ensure that our unitholders received a threshold return on investment before the payout of any incentive compensation. Distributable cash flow is the cash flow available to be paid to our common unit holders after payments to our general partner. The board established a minimum distributable cash flow threshold of $37.3 million for the 2015 annual incentive bonus pool that must be met before the pool starts to fund. As distributable cash flow increases, the 2015 annual bonus pool incrementally increases.
Actual distributable cash flow for 2015 was $89.7 million, well above our distributable cash flow target. As a result, a bonus pool for all employees of our General Partner was funded in the amount of approximately $15.7 million. A majority of the bonus pool was paid in cash; however, certain of our executives, including all of our Named Executive Officers, received payment of both cash and common units.
When setting annual incentive bonus targets for the Named Executive Officers, the board of directors took into consideration each Named Executive Officer’s position within the company as well as their relative level of responsibility and their ability to directly impact our success. The targets for Messrs. Flaherty, Scammon and Moore are each set at 50% of their base salary, which is consistent with other employees serving at the Vice President level. The target for Messrs. Glendon and Rinaldi is set at 100% of their base salary in order to reflect the additional responsibilities associated with their respective positions. Under the 2015 annual incentive bonus program, the cash bonus amounts deliverable to the Named Executive were capped at 150% of the individual bonus target levels. The Named Executive Officers were eligible to earn annual incentive bonus amounts for performance above that level, but any such amounts were required to be paid in units rather than cash. Units distributed under the annual incentive bonus program to the Named Executive Officers are fully vested but are subject to a one year holding period from date of issuance. Our board of directors believes that paying these amounts in common units with resale restrictions further aligns the interests of our Named Executive Officers with those of our unitholders.
The annual cash bonus received by each Named Executive Officer is initially calculated based on the total bonus pool. For example, if the pool was 120% of the sum of all target bonuses, then the starting place for each Named Executive Officer’s bonus determination would be 120% times their target. Then Mr. Glendon recommends a higher or lower bonus based on that Named Executive Officer’s personal performance as well as the performance of their department in 2015. Mr. Glendon submits his recommendations to the board of directors, who reviews and discusses the recommendations. After weighing all of this information, the board of directors establishes the final annual incentive bonus amounts for each Named Executive Officer.

The cash amounts reflected in the table below are included in the “Bonus” column to the Summary Compensation Table, and the value of the common unit amounts below are included in the “Stock Awards” column of the same table. For 2015, the board of directors awarded the following annual incentive bonus dollars and units to the Named Executive Officers:

	2015 Annual Incentive Bonus
Name	Cash	Common Units	Grant Date Fair Value of Common Units
David C. Glendon	$525,000	28,292	$481,530
Gary A. Rinaldi	$525,000	28,292	$481,530
Thomas F. Flaherty	$193,676	10,936	$186,131
Steven D. Scammon	$205,019	9,747	$165,894
John W. Moore	$188,678	9,747	$165,894
The common unit grant date fair value listed above is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
Long Term Equity Incentive Awards
Our General Partner adopted our LTIP in October of 2013, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards.
Over the course of 2014, Mr. Glendon and our board of directors worked with Meridian to develop a new long term incentive compensation program. After reviewing data provided by Meridian, including, but not limited to equity grant practices of companies with which we compete and considering best practices in executive compensation for publicly traded companies, our board of directors decided that the new long term incentive program should be comprised of an annual award of unit settled, performance-based phantom units that vest based on total unitholder return and relative unitholder return over a pre-established performance period. The board of directors established a total unitholder return threshold to ensure that our unitholders receive a minimum level of return prior to any payment under the long term incentive program, irrespective of how we perform as compared to our peers. The board of directors utilized relative unitholder return as the performance criterion to determine the magnitude of the vesting because it provides a relative comparison of our performance against an industry peer group. For 2015, long term equity incentive awards were granted by our board based on the program designed and approved in 2014.
In March of 2015 the board of directors granted a target number of phantom performance awards, having a grant date fair value of $31.58 per unit, to each of our Named Executive Officers as follows:

Name	Target Number of Phantom Units Granted	Grant Date Fair Value (1)
David C. Glendon	23,750	$750,025
Gary A. Rinaldi	23,750	$750,025
Thomas F. Flaherty	6,000	$189,480
Steven D. Scammon	6,000	$189,480
John W. Moore	6,000	$189,480

(1)	The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
These awards are granted with a three-year “cliff vesting” performance period and include a tandem distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. Before the 2015 phantom unit awards are eligible to vest, our average total unitholder return for the performance period must be at least 3%. If we fail to meet this total unitholder return threshold, the award may still be eligible to vest if the threshold is met over a subsequent rolling 36 month period. Assuming this total unitholder return threshold is met, the 2015 phantom units vest on December 31, 2017 and will be paid out within 30 days. As our relative unitholder return percentile increases as compared to our peers so does the number of phantom units that vest, as illustrated in the chart below.

Relative Unitholder Return for Performance Period	Percentage of Target Phantom Units that Vest
< 30th Percentile	0%
30th Percentile	50%
50th Percentile	100%
90th Percentile	200%
If our relative unitholder return for the performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.
For the 2015 awards, our board of directors utilized the same industry peer group selected for the 2014 phantom units after reviewing market capitalization, revenues, and business structure of certain companies within our industry of selected peers. The board of directors also considered to what extent we directly or indirectly compete with each company in our various market segments. The industry peer group selected by the board of directors for the 2015 phantom unit awards was as follows:

●	APU - AmeriGas Partners LP	●	SPH - Suburban Propane Partners, L.P.	●	MMP - Magellan Midstream Partners LP	●	TLP - Transmontaigne Partners L.P.
●	FGP - Ferrellgas Partners LP	●	BPL - Buckeye Partners, L.P.	●	NS - NuStar Energy L.P.	●	ARCX - Arc Logistics Partners LP
●	GLP - Global Partners LP	●	HEP - Holly Energy Partners L.P	●	CAPL - Cross America Partners LP	●	WPT - World Point Terminals, LP
●	NGL - NGL Energy Partners LP	●	SUN - Sunoco LP	●	SXL - Sunoco Logistics Partners L.P.	●	BKEP - Blueknight Energy Partners, L.P.
●	SGU - Star Gas Partners, L.P.	●	MMLP - Martin Midstream Partners LP	●	TLLP - Tesoro Logistics LP
If during the performance period, any of the companies in the industry peer group cease to exist, cease to be publicly traded, or become inappropriate as our peers due to a material merger or acquisition, as determined by our board of directors, then the company will be removed and the relative unitholder return calculation will be performed using all of the remaining peer companies.
In March of 2016, our board of directors determined that the 2016 long term equity incentive program would be structured in the same fashion as the 2015 program; however, the performance metric for the 2016 phantom units will be operating cash flow rather than total unitholder return. In accordance with the SEC's rules and regulations, the 2016 long term equity incentive program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2016.
Severance and Change in Control Benefits

The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2015 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
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
Defined Benefit and Defined Contribution Plans
The Axel Johnson Inc. Retirement Plan, or the DB Plan, is a defined benefit pension plan. The DB Plan was discontinued as of December 31, 2003 and benefits were “frozen” as of that date with immediate vesting for all active participants in the plan at their then-accrued benefit level. The Axel Johnson Inc. Retirement Restoration Plan, or the RRP, is a related unfunded supplemental plan that provides benefits to employees participating in the DB Plan to the extent benefits cannot be paid from the DB Plan due to legal limitations on the amounts paid under qualified plans set forth in the Internal Revenue Code. In general, the RRP provides benefits for DB Plan participants whose benefits would be limited or whose allowable DB Plan compensation would be limited. As with the DB Plan, benefits under the RRP were frozen as of December 31, 2003. In place of the DB Plan, we implemented a new defined contribution plan, or the DC Plan. The DC Plan was implemented on January 1, 2004. We make all contributions under the DC Plan and participants are not allowed to make contributions. A defined contribution plan specifies the amounts the company will contribute to the plan, but investment decisions and the market risk of those decisions are the obligation of the participant. We contribute an amount equal to 5% of all eligible compensation (including base pay, annual bonus, overtime and commissions) each month to the plan into accounts for every eligible employee, including the Named Executive Officers. Up to an additional 8% is contributed for employees with certain levels of service who participated in the DB Plan when it was frozen and were close to retirement age. This additional contribution is intended to help those employees with a shorter earnings horizon, as they had less time to adjust their financial retirement planning following our decision to freeze the DB Plan. Full-time employees or part-time employees who are regularly scheduled to work more than 1,000 hours annually are eligible to participate. Participating employees are immediately 100% vested in all contributions under the DC Plan.
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
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for the executive to properly perform his job duties. Those employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2015, two Named Executive Officers were eligible to receive this benefit; Messrs. Flaherty and Moore (both of whom elected to receive the auto allowance).

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

•
Our long term equity incentive program is tied to total unitholder return and relative unitholder return over a period of multiple years, with units paid out at the end of the applicable performance period if the pre-established goals are met. This program was designed to encourage executives to focus on unitholder interests over the longer term. In contrast, the annual incentive bonus focuses on distributable cash flow over the shorter term. The combination of both programs appropriately focuses our employees on both our short and longer term performance. The use of multiple performance metrics across programs also means that our executives are not singularly focused on one metric at the exclusion of other important performance goals.

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
A portion of the performance-based, variable compensation we provide is comprised of long term incentives in the form of awards that are subject to non-payment if the organization does not achieve a minimum distributable cash flow or total and relative unitholder return. As such, we believe that executives are less likely to take unreasonable risks. Our performance-based incentives, assuming achievement of at least a minimum distributable cash flow and total unitholder return, do provide payouts of some compensation at levels below full target achievement, in lieu of an “all or nothing” approach.
Additionally, we have a Chief Risk Officer who chairs a Risk Management Committee comprised of several members of management and a representative of our Parent, Sprague Resources Holdings LLC, that is responsible for reviewing all policies and procedures which could encourage risk taking. In addition to our internal reporting structure, the Chief Risk Officer has a direct reporting relationship to the board of directors and has the authority to review all aspects of our business to ensure that employees are not encouraged to take unnecessary or inappropriate risks.

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(4)		All Other Compensation ($)(6)	Total ($)
David C. Glendon	2015	350,000	655,000	1,231,555	N/A		21,004	2,257,559
President and Chief Executive Officer	2014	350,000	717,000	1,891,870	N/A		22,425	2,981,295
	2013	350,000	802,000		N/A		22,259	1,174,259
Gary A. Rinaldi	2015	350,000	655,000	1,231,555	N/A		22,890	2,259,445
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2014	350,000	717,000	1,891,870	N/A		22,525	2,981,395
	2013	350,000	802,000		N/A		22,309	1,174,309
Thomas F. Flaherty	2015	256,968	233,676	375,611	—		48,040	914,295
Vice President, Refined Products	2014	251,960	249,878	581,637	178,199		47,335	1,309,009
	2013	247,545	270,000		—	(5)	47,063	564,608
Steven D. Scammon	2015	272,682	240,019	355,374	—		22,594	890,669
Vice President, Chief Risk Officer	2014	272,527	252,989	520,949	25,466		24,475	1,096,406
	2013	257,597	249,600		—	(5)	29,759	536,956
John W. Moore	2015	250,336	228,678	355,374	—		29,385	863,773
Vice President, Chief Accounting Officer	2014	245,457	239,977	578,878	33,470		29,268	1,127,050
	2013	241,156	265,000		—	(5)	29,182	535,338

(1)
Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary. Prior to March of 2015, the 2015 base salaries for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Moore were $350,000, $350,000, $253,170, $270,652 and $246,636, respectively. After March of 2015, the 2015 base salaries for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Moore were as follows: $350,000, $350,000, $258,234, $273,358 and $251,569, respectively.

(2)
For 2015, the amounts in this column reflect cash payments under (i) the annual incentive bonus award for 2015, and (ii) the third (and final) payment under the 2013 long term incentive cash program award:

Recipient	Cash Bonus Program	2015 Bonus ($)
David C. Glendon	2015 annual cash bonus award	525,000
	2013 long term incentive cash program	130,000
Gary A. Rinaldi	2015 annual cash bonus award	525,000
	2013 long term incentive cash program	130,000
Thomas F. Flaherty	2015 annual cash bonus award	193,676
	2013 long term incentive cash program	40,000
Steven D. Scammon	2015 annual cash bonus award	205,019
	2013 long term incentive cash program	35,000
John W. Moore	2015 annual cash bonus award	188,678
	2013 long term incentive cash program	40,000

(3)
Amounts in this column for 2015 reflect the grant date fair value of the (i) performance based phantom awards and (ii) units issued pursuant to the 2015 annual incentive bonus program, in each case computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The values of the performance-based phantom units at the grant date assuming that the highest level of performance conditions will be achieved for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Moore are as follows: $1,500,050, $1,500,050, $378,960, $378,960 and $378,960, respectively.

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

(5)
For fiscal year 2015, there was an aggregate loss of $9,629, $2,952 and $5,615 for Messrs. Flaherty, Scammon and Moore, respectively. For fiscal year 2013 there was an aggregate loss of $43,306, $8,385 and $8,890 in the present value of accumulated benefits for Messrs. Flaherty, Scammon and Moore, respectively, under the DB Plan and RRP.

(6)
The amounts set forth in this column for 2015 represent: (i) a 401(k) plan matching contribution (ii) our contribution to the DC Plan; (iii) Named Executive Officer car allowance and; (iv) other incidental payments. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty, and as such the amount of his DC Plan contribution is double that of the other Named Executive Officers. For a quantification of these benefits please see the table below. For more information regarding these benefits, please see the “Other Benefits” section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	Other Incidental ($)	All Other Compensation Total ($)
David C. Glendon	7,754	13,250	—	—	21,004
Gary A. Rinaldi	9,540	13,250	—	100	22,890
Thomas F. Flaherty	9,540	26,500	12,000	—	48,040
Steven D. Scammon	8,970	13,250	—	374	22,594
John W. Moore	8,835	13,250	7,200	100	29,385
Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the performance-based phantom units granted in March of 2015 and the common units issued pursuant to our 2015 annual incentive bonus program. Both types of equity-based awards were granted pursuant to our LTIP and remain subject to its terms. More information regarding the terms of these awards is provided in the “Components of Compensation” section of our Compensation Discussion and Analysis above.

Name (a)	Grant Date (#)	Award Approval Date (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)		Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold (#)	Target (#)	Maximum (#)
David C. Glendon	3/5/2015	3/5/2015	11,875	23,750	47,500			750,025
	3/2/2016	2/26/2016				28,292	(2)	481,530
Gary A. Rinaldi	3/5/2015	3/5/2015	11,875	23,750	47,500			750,025
	3/2/2016	2/26/2016				28,292	(2)	481,530
Thomas F. Flaherty	3/5/2015	3/5/2015	3,000	6,000	12,000			189,480
	3/2/2016	2/26/2016				10,936	(2)	186,131
Steven D. Scammon	3/5/2015	3/5/2015	3,000	6,000	12,000			189,480
	3/2/2016	2/26/2016				9,747	(2)	165,894
John W. Moore	3/5/2015	3/5/2015	3,000	6,000	12,000			189,480
	3/2/2016	2/26/2016				9,747	(2)	165,894

(1)
Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns represent the threshold, target and maximum settlement levels with respect to the performance-based phantom unit awards settled in our common units and granted to our Named Executive Officers pursuant to our LTIP. So long as the total shareholder return threshold is met, vesting of the phantom units is determined based on the Company’s performance during the performance period from January 1, 2015 through December 31, 2017. The performance-based phantom unit awards include a distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. For more information regarding the performance-based phantom unit awards, please see the “Components of Compensation-Long Term Equity Incentive Awards” section of our Compensation Discussion and Analysis above.

(2)
These amounts represent common units issued under the 2015 annual incentive bonus program pursuant to our LTIP. A portion of the 2015 annual incentive bonus program is payable in cash, and a portion is payable in units. Specifically, the cash bonus amounts deliverable to Named Executive Officers is capped at 150% of the individual bonus target levels for 2015, and Named Executive Officers are eligible to earn annual incentive bonus amounts settled in common units rather than cash for performance above that level. Units distributed under the annual incentive bonus program to the Named Executive Officers are fully vested but are subject to a one-year holding period from date of issuance. The 2015 annual incentive bonus program was based on achievement of distributable cash flow of $89.7 million to establish the bonus pool. For more information regarding the amounts received under the 2015 annual incentive bonus program, please see the “Components of Compensation-Annual Incentive Bonus” section of our Compensation Discussion and Analysis above.

(3)
The amounts in this column reflect the aggregate grant date fair value of awards made to our Named Executive Officers in 2015 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. For a discussion of the valuation assumptions used in determining the grant date fair value of these awards. See Note 19 “Equity-Based Compensation”-of the Notes to Consolidated Financial Statements included below.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the total number of outstanding time and performance based phantom units held by our Named Executive Officers as of December 31, 2015, assuming a market value of $20.17 per common unit (the closing stock price of our common units on December 31, 2015).

Name (a)	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)
David C. Glendon	2,893	(1)	58,352
	14,000	(2)	282,380
				28,000	(3)	564,760
				11,875	(4)	239,519
Gary A. Rinaldi	2,893	(1)	58,352
	14,000	(2)	282,380
				28,000	(3)	564,760
				11,875	(4)	239,519
Thomas F. Flaherty	3,500	(2)	70,595
				7,000	(3)	141,190
				3,000	(4)	60,510
Steven D. Scammon	3,500	(2)	70,595
				7,000	(3)	141,190
				3,000	(4)	60,510
John W. Moore	1,653	(1)	33,341
	3,500	(2)	70,595
				7,000	(3)	141,190
				3,000	(4)	60,510

(1)
These figures represent the time-based phantom unit awards granted on March 31, 2014 that are settled in our common units upon vesting. These amounts represent the remaining 50% of such awards that will vest on the final anniversary of the grant date (March 31, 2016). These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the same time as such distributions are paid to our common unitholders generally.

(2)
These figures represent the number of common units deliverable to each of our Named Executive Officers as a result of the vesting of the second tranche of the performance-based phantom unit awards granted in July of 2014. These amounts represent the actual number of our common units earned pursuant to the terms of the awards for the performance period from January 1, 2015 through December 31, 2015, based on our total unitholder return and relative total unitholder return during that period. This tranche vested at 200% of target. Because we achieved our maximum performance goals for the 2015 performance period effective as of December 31, 2015 these awards were no longer considered “equity incentive plan awards” as of that date. The awards are enumerated in this column because each of our Named Executive Officers must remain employed with us through the date of settlement of the awards or such awards will be forfeited. As such, the awards were not fully vested as of December 31, 2015.

(3)
These figures represent the maximum number of the third and final tranche of unvested performance-based phantom units granted in July of 2014. These awards are settled in our common units upon vesting and will vest based upon total unitholder return and relative unitholder return with respect to the performance period from January 1, 2014 through December 31, 2016. These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. The second tranche of performance-based phantom units granted in July of 2014 were subject to a performance period that ended December 31, 2015 and are reported in the “Number of Shares or Units of Stock That Have Not Vested” column since they are still subject to a service condition even though the applicable performance period has concluded.

(4)
These figures represent the threshold settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 5, 2015. Assuming achievement of threshold performance, all of these phantom units will vest based on the Company’s performance during the performance period from January 1, 2015 through December 31, 2017. These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution.

Option Exercises and Stock Vested
The following table reflects the total number of outstanding time-based and performance-based phantom units held by our Named Executive Officers that vested during 2015. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)(2)
David C. Glendon	16,894	396,671	(3)
Gary A. Rinaldi	16,894	396,671	(4)
Thomas F. Flaherty	3,500	80,675	(5)
Steven D. Scammon	3,500	80,675	(6)
John W. Moore	5,154	122,951	(7)

(1)
The amounts reflected in this column represent the aggregate market value realized by each Named Executive Officer on the vesting date of the time-based or performance-based phantom units held by such Named Executive Officer. The value realized upon vesting is computed by multiplying the number of units by the closing market price of the underlying units on the vesting date. For the time-based phantom unit awards, the closing price on the vesting date, March 31, 2015, was $25.56. For the performance-based phantom units granted in July of 2014, the closing price on the vesting date, January 28, 2015, was $23.05. The value realized upon vesting is comprised of the gross number of common units that vested and has not been reduced to take into account any common units net withheld to pay taxes.

(2)	Value realized on vesting was computed as described in footnote 1 above and was based on the following:

	Recipient	Date of Award	Vesting Date	Number of Shares Vested (#)	Market Price on Vesting Date ($)	Value Realized on Vesting ($)
(3)	David C. Glendon	3/31/2014	3/31/2015	2,894	25.56	73,971
		7/11/2014	1/28/2015	14,000	23.05	322,700
(4)	Gary A. Rinaldi	3/31/2014	3/31/2015	2,894	25.56	73,971
		7/11/2014	1/28/2015	14,000	23.05	322,700
(5)	Thomas F. Flaherty	7/11/2014	1/28/2015	3,500	23.05	80,675
(6)	Steven D. Scammon	7/11/2014	1/28/2015	3,500	23.05	80,675
(7)	John W. Moore	3/31/2014	3/31/2015	1,654	25.56	42,276
		7/11/2014	1/28/2015	3,500	23.05	80,675
Pension Benefits
The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2015.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2015 Fiscal Year ($)
David C. Glendon	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Gary A. Rinaldi	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Thomas F. Flaherty	Axel Johnson Inc. Retirement Plan	20.4	$720,058	—
	Axel Johnson Inc. Retirement Restoration Plan	20.4	$188,986	—
Steven D. Scammon	Axel Johnson Inc. Retirement Plan	3.0	$80,475	—
	Axel Johnson Inc. Retirement Restoration Plan	3.0	$23,094	—
John Moore	Axel Johnson Inc. Retirement Plan	5.5	$149,231	—
	Axel Johnson Inc. Retirement Restoration Plan	5.5	$6,411	—

(1)	Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.

(2)	Messrs. Glendon and Rinaldi were not eligible to participate in the DB Plan or the RRP as they were hired after January 1, 2003.

(3)
Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2015. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 4.40% for the Axel Johnson Inc. Retirement Plan and 4.30% for the Axel Johnson Inc. Retirement Restoration Plan, (ii) the RP-2014 annuitant table and the MP-2015 mortality improvement scale and (iii) expected long-term rate of return on plan assets of 6.75%.

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
The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2015, Messrs. Flaherty and Moore were the only Named Executive Officers eligible for early retirement; no Named Executive Officer was eligible for normal retirement. A participant can receive full DB Plan benefits as early as the participant’s 62nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.
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
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2015 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. A termination without “cause” has historically been determined on a case by case basis rather than by applying any one definition or a specific set of events to each employee. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of severance, (ii) 6 months of outplacement support and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us. The table below shows our best estimate as to the amounts that each of the Named Executive Officers would have received on December 31, 2015, if the Board had determined the individual’s employment was terminated without cause on that date.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Accelerated Equity ($)(4)	Total Severance Benefits ($)
David C. Glendon	350,000	6,000	17,019	58,352	431,371
Gary A. Rinaldi	350,000	6,000	12,843	58,352	427,195
Thomas F. Flaherty	258,234	6,000	17,019	—	281,253
Steven D. Scammon	273,358	6,000	17,193	—	296,551
John W. Moore	251,569	6,000	17,193	33,341	308,103

(1)
Amounts in this column reflect the Named Executive Officers’ base salaries in effect as of December 31, 2015. The severance amounts are payable by the Company on a monthly basis for the first year following termination of employment.

(2)
Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period; however, such services would be provided by an outside vendor and could vary based on the individual needs of each Named Executive Officer.

(3)	Amounts in this column reflect the value of continued health and dental benefits based on the value of the benefits received by each individual as of December 31, 2015.

(4)
Amounts in this column reflect the value received by the Named Executive Officers as a result of the accelerated vesting of the time-based phantom unit awards granted on March 31, 2014. These awards provide for full acceleration of vesting of any unvested time-based phantom units granted thereunder in the event of (i) the Named Executive Officer’s termination of employment by reason of death or Disability (as defined below) or (ii) a Change of Control (as defined below). When calculating the value of the accelerated vesting for the time-based phantom unit awards received by each of the Named Executive Officers, we assumed a market value of $20.17 per common unit-the closing price of our common units on December 31, 2015.

As used in the time-based phantom unit award agreement for the awards granted on March 31, 2014, “Disability” means that the Named Executive Officer is unable to engage in substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or can be expected to last for a continuous period of not less than 12 months.
For purposes of the time-based phantom unit awards for the awards granted on March 31, 2014, the definition of “Change of Control” is provided by our LTIP, which provides that “Change of Control” means one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or us; (ii) the limited partners of the General Partner or of us approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or us; (iii) the sale or other disposition by either the General Partner or us of all or substantially all of its assets in one or more transactions to any person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or us ceases to be our General Partner; or (v) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to an award that is subject to Section 409A of the Code, a “Change of Control” will not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the Treasury Regulations, as applied to non-corporate entities.
For the performance-based phantom unit awards granted in July of 2014, the Named Executive Officers must remain employed through the date of settlement of the performance-based phantom units in order to receive delivery of the common units thereunder. If a Named Executive Officer ceases to provide services to us for any reason prior to settlement of the performance-based phantom units granted in July of 2014, that officer will forfeit their rights to any payment with respect to those awards. With respect to the performance-based phantom unit awards granted in March of 2015, the Named Executive Officers must remain employed only through the date of vesting, which coincides with the last date of the performance period on December 31, 2017, in order to receive delivery of the common units thereunder. If a Named Executive Officer ceases to provide services to us for any reason prior to the date of vesting of the performance-based phantom units granted in March of 2015, that officer will forfeit their rights to any payment with respect to those awards.
For the performance-based phantom units granted in 2016, we have adopted a new form of award agreement. The new form award agreement provides that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement on or (A) after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) disability (as defined below), then, in all cases, the Named Executive Officer is entitled to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement at the normal settlement date prorated by the number of days that have elapsed in the applicable performance period prior to the cessation of services to us, our General Partner, or our respective affiliates. For purposes of these new award agreements, “disability” means that the Named Executive Officer becomes eligible to receive long-term disability benefits under our long-term disability plan, or, if the Named Executive Officer does not participate in our long-term disability plan, that he or she is unable to perform the essential functions of his or her position, with reasonable accommodation, due to an illness or physical impairment or other incapacity that continues, or can reasonably be expected to continue, for a period in excess of 180 days, whether or not consecutive. The determination of whether a Named Executive Officer has incurred a disability under the foregoing shall be made in good faith by the Committee.

The above descriptions of the phantom unit award agreements and our LTIP do not purport to be complete and are qualified in their entirety by reference to the full text of the phantom unit agreements and the LTIP, which are filed as Exhibit 10.6, 10.7 and 10.10 hereto.

2015 DIRECTOR COMPENSATION
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
Messrs. Evans and Harper and Ms. Bowman all received the annual grant valued at $60,000 in October 2015 (fully vested).
The table below summarizes the compensation paid to independent directors for the fiscal year ended December 31, 2015.

Name (1)	Fees Earned or Paid in Cash ($)(3)	Unit Awards ($)(4)(5)	Total ($)
Michael D. Milligan (2)	—	—	—
Ben J. Hennelly (2)	—	—	—
Sally A. Sarsfield (2)	—	—	—
Robert B. Evans	75,000	60,011	135,011
C. Gregory Harper	75,000	60,011	135,011
Beth A. Bowman	70,000	60,011	130,011

(1)
Messrs. Glendon and Rinaldi serve as our Named Executive Officers and are not included in this table because they receive no compensation for their services as directors and the compensation received by Messrs. Glendon and Rinaldi as our Named Executive Officers is shown in the Summary Compensation Table.

(2)	Messrs. Milligan and Hennelly and Ms. Sarsfield, as officers of Axel Johnson, do not receive separate compensation for their services as directors.

(3)
The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash including annual retainer fees and chairmanship or membership fees. Mr. Evans served on the Conflicts Committee (Chairman) and the Audit Committee, and Mr. Harper served on the Audit Committee (Chairman) and Conflicts Committee. Ms. Bowman is a member of the Audit Committee and the Conflicts Committee.

(4)
Represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). Messrs. Evans and Harper and Ms. Bowman all received the annual grant valued at approximately $60,000 in October 2015. Please see Note 19 to our Consolidated Financial Statements for assumptions used in valuing our Common Units.

(5)	On December 31, 2015, two of our directors held outstanding, unvested awards for service as follows: Mr. Evans—1,111 Restricted Units; and Mr. Harper—1,111 Restricted Units.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units and subordinated units of Sprague Resources LP that are issued and outstanding as of March 4, 2016 and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Common and Subordinated Units Beneficially Owned
Sprague Holdings LLC (1)(2)	2,034,378		18.1%	10,071,970	100.0%	56.8%
Axel Johnson (2)(3)	2,034,378		18.1%	10,071,970	100.0%	56.8%
Lexa International Corporation (2)(4)	2,034,378		18.1%	10,071,970	100.0%	56.8%
Antonia Ax:son Johnson (2)(5)	2,034,378		18.1%	10,071,970	100.0%	56.8%
Oppenheimer Funds, Inc. (6)	1,656,388		14.7%	—	—	7.8%
Kayne Anderson Capital Advisors (7)	1,613,742		14.4%	—	—	7.6%
Goldman Sachs Asset Management (8)	1,268,544		11.3%	—	—	6.0%
David C. Glendon	64,181	(9)	*	—	—	*
Gary A. Rinaldi	59,689	(10)	*	—	—	*
John W. Moore	22,367	(11)	*	—	—	*
Thomas E. Flaherty	22,341		*	—	—	*
Michael D. Milligan	20,000		*	—	—	*
Steven D. Scammon	17,822		*			*
Robert B. Evans	9,475		*	—	—	*
C. Gregory Harper	9,475		*	—	—	*
Beth A. Bowman	5,149		*	—	—	*
Sally A. Sarsfield	4,100		*	—	—	*
Ben J. Hennelly	—		—	—	—	—
All executive officers and directors of our General Partner as a group (15 persons)	316,535	(12)	2.8%	—	—	1.5%

*	Represents less than 1%.

(1)	The address for this entity is 185 International Drive, Portsmouth, NH 03801.

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

(6)
The address for this entity is 2 World Financial Center, 225 Liberty Street, New York, NY 10281. Oppenheimer Funds, Inc. reports shared voting power and shared dispositive power for 1,656,388 common units. Oppenheimer SteelPath MLP Income Fund, whose address is 6803 S. Tuscon Way, Centennial, CO 80112-3924, reported that they have shared voting power and shared dispositive power with respect to 1,530,958 common units. Oppenheimer Funds, Inc. reported beneficial ownership of 1,656,388 common units which includes 1,530,958 common units beneficially owned by Oppenheimer SteelPath MLP Income Fund. Beneficial ownership reported based solely on a Schedule 13G filed on February 5, 2016.

(7)
The address for this entity is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067. Kayne Anderson Capital Advisors, L.P. and Richard A. Kayne have reported that they have shared voting and dispositive power with respect to all of the 1,613,742 common units. Beneficial ownership reported based solely on a Schedule 13G filed on January 27, 2016.

(8)
Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC jointly filed by Goldman Sachs Asset Management. The address for this entity is 200 West Street, New York, NY 10282. Goldman Sachs Asset Management has reported that it has shared voting and dispositive power with respect to all of the 1,268,544 common units. Beneficial ownership reported based solely on a Schedule 13G filed on February 10, 2016.

(9)	Includes 2,893 units that will vest and net settle within 60 days of March 4, 2016.

(10)	Includes 2,893 units that will vest and net settle within 60 days of March 4, 2016.

(11)	Includes 1,653 units that will vest and net settle within 60 days of March 4, 2016.

(12)
The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801. Except as noted in the footnotes to this table, common units beneficially owned by executive officers and directors consist of units owned by the indicated person. Includes 9,919 units that will vest and net settle within 60 days of March 4, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	261,994	—	304,483

(1)	Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2015. We have not granted any stock option awards.

(2)	The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.
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

Item 13. Certain Relationships, Related Transactions and Director Independence
Distributions and Payments to Sprague Holdings and Its Affiliates
The following summarizes the distributions and payments made or to be made by us to Sprague Holdings and its affiliates in connection with our formation and ongoing operation and distributions and payments that would be made by us if we were to liquidate in accordance with the terms of our partnership agreement. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation Stage
Consideration given to Sprague Holdings and its affiliates for the contributions of assets and liabilities to us included the following:
•1,571,970 common units;
•10,071,970 subordinated units;
•non-economic general partner interest; and
•incentive distribution rights; and

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common and subordinated unitholders, including Sprague Holdings as the holder of an aggregate of 2,034,378 common units and all of the subordinated units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2015, Sprague Holdings received $0.2 million related to its incentive distribution rights.
Assuming we have sufficient distributable cash flow to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Sprague Holdings would receive an annual distribution of approximately $20.0 million on its common and subordinated units.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $98.9 million for year ended December 31, 2015.
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
Omnibus Agreement
We entered into an omnibus agreement with Axel Johnson, Sprague Holdings and our General Partner that addresses the agreement of Axel Johnson to offer to us and to cause its controlled affiliates to offer to us opportunities to acquire certain businesses and assets and the obligation of Sprague Holdings to indemnify us for certain liabilities. This agreement is not the result of arm’s-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties. The omnibus agreement may be terminated (other than with respect to the indemnification provisions) by any party to the agreement in the event that Axel Johnson, directly or indirectly, owns less than 50% of the voting equity of our General Partner.
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

Trade Credit Support
Under the terms of the omnibus agreement, Axel Johnson agreed to continue to provide credit support to us, consistent with past practice, through December 31, 2016, if, and to the extent, such services are necessary in our reasonable judgment. We have have been successful in our efforts to reduce the need for trade credit support; and at December 31, 2015, Axel Johnson did not provide us with any trade credit support.
Indemnification
Under the omnibus agreement, Sprague Holdings will indemnify us for losses attributable to a failure to own any of the equity interests contributed to us in connection with the formation transactions and income taxes attributable to pre-closing operations and the formation transactions.
Services Agreement
The Partnership, Sprague Energy Solutions, Inc. (“Sprague Solutions”) and Sprague Holdings entered into a services agreement with our General Partner pursuant to which our General Partner agreed to provide certain general and administrative services and operational services to us and our subsidiaries, Sprague Solutions and Sprague Holdings. Pursuant to the terms of the services agreement, we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Pursuant to the terms of the services agreement, our General Partner agreed to provide the same services to Sprague Solutions and Sprague Holdings, which also agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services.
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $98.9 million for year ended December 31, 2015.
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
Director Independence
The information required by Item 407(a) of Regulation S-K is included in Item 10 - "Directors, Executive Officers and Corporate Governance” above.

Item 14. Principal Accounting Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2015. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following table presents fees for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last three fiscal years.

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$2,086,000	$2,520,000	$1,550,000
Audit-Related Fees	10,000	—	—
Tax Fees (2)	405,000	325,000	710,000
All Other Fees	5,000	—	—
Total	$2,506,000	$2,845,000	$2,260,000

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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2015 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2015.

1.	Sprague Resources LP Audited Consolidated and Combined Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated and Combined Financial Statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 10, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan		March 10, 2016
Michael D. Milligan	Chairman of the Board of Directors

/s/ David C. Glendon		March 10, 2016
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gary A. Rinaldi		March 10, 2016
Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 10, 2016
Beth A. Bowman	Director

/s/ Robert B. Evans		March 10, 2016
Robert B. Evans	Director

/s/ C. Gregory Harper		March 10, 2016
C. Gregory Harper	Director

/s/ Ben J. Hennelly		March 10, 2016
Ben J. Hennelly	Director

/s/ Sally A. Sarsfield		March 10, 2016
Sally A. Sarsfield	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), member’s/unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprague Resources LP at December 31, 2015 and 2014 and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sprague Resources LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, Connecticut
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
We have audited Sprague Resources LP’s (the Partnership) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sprague Resources LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Sprague Resources LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprague Resources LP as of December 31, 2015 and 2014, and the related consolidated and combined statements of operations, comprehensive income (loss), member’s/unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 10, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, Connecticut
March 10, 2016

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except units)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30,974	$4,080
Accounts receivable, net	160,848	289,424
Inventories	241,320	390,555
Fair value of derivative assets	157,714	229,890
Deferred income taxes	—	895
Other current assets	57,006	52,416
Total current assets	647,862	967,260
Property, plant, and equipment, net	250,909	250,126
Assets held for sale	—	1,321
Intangibles, net	22,113	27,626
Other assets, net	16,160	30,219
Goodwill	63,288	63,288
Total assets	$1,000,332	$1,339,840
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$91,387	$198,609
Accrued liabilities	47,840	63,816
Fair value of derivative liabilities	37,178	89,176
Due to General Partner and affiliate	14,021	15,340
Current portion of long-term debt	332,914	397,214
Current portion of capital leases	1,002	1,313
Total current liabilities	524,342	765,468
Commitments and contingencies (Note 18)	—	—
Long-term debt	283,561	418,356
Long-term capital leases	3,623	5,424
Other liabilities	14,995	17,884
Due to General Partner	1,264	988
Deferred income taxes	15,062	15,826
Total liabilities	842,847	1,223,946
Unitholders’ equity:
Common unitholders—public (8,977,378 and 8,777,922 units issued and outstanding, as of December 31, 2015 and 2014, respectively)	189,483	171,055
Common unitholders—affiliated (2,034,378 units issued and outstanding)	(1,370)	(5,566)
Subordinated unitholders—affiliated (10,071,970 units issued and outstanding)	(18,989)	(39,762)
Accumulated other comprehensive loss, net of tax	(11,639)	(9,833)
Total unitholders’ equity	157,485	115,894
Total liabilities and unitholders’ equity	$1,000,332	$1,339,840
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated and Combined Statements of Operations
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2015	2014	2013
Net sales	$3,481,914	$5,069,762	$4,683,349
Cost of products sold (exclusive of depreciation and amortization)	3,188,924	4,755,031	4,554,188
Operating expenses	71,468	62,993	53,273
Selling, general and administrative	94,403	76,420	55,210
Depreciation and amortization	20,342	17,625	16,515
Total operating costs and expenses	3,375,137	4,912,069	4,679,186
Operating income	106,777	157,693	4,163
Other income (expense)	298	(288)	568
Interest income	456	569	604
Interest expense	(27,367)	(29,651)	(30,914)
Income (loss) before income taxes	80,164	128,323	(25,579)
Income tax provision	(1,816)	(5,509)	(4,259)
Net income (loss)	$78,348	$122,814	$(29,838)
Add/(deduct):
Predecessor income through October 29, 2013	—	—	(2,734)
(Income) loss attributable to Kildair from October 29, 2013 through December 8th, 2014 (Note 2)	—	(4,080)	2,338
Incentive distributions declared	(321)	—	—
Limited partners’ interest in net income (loss)	$78,027	$118,734	$(30,234)
Net income (loss) per limited partner unit:
Common—basic	$3.71	$5.88	$(1.50)
Common—diluted	$3.65	$5.84	$(1.50)
Subordinated—basic and diluted	$3.71	$5.88	$(1.50)
Weighted-average units used to compute net income (loss) per limited partner unit:
Common—basic	10,975,941	10,131,928	10,071,970
Common—diluted	11,141,333	10,195,566	10,071,970
Subordinated—basic and diluted	10,071,970	10,071,970	10,071,970
Distribution declared per common and subordinated units	$1.9800	$1.7400	$0.2825
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated and Combined Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$78,348	$122,814	$(29,838)
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps (Note 17)
Net loss arising in the period	(939)	(531)	(376)
Reclassification adjustment related to losses realized in income	504	2,501	5,121
Net change in unrealized (gain) loss on interest rate swaps	(435)	1,970	4,745
Tax effect	15	(50)	(1,585)
	(420)	1,920	3,160
Foreign currency translation adjustment	(1,386)	(1,143)	(3,476)
Unrealized loss on inter-entity long-term foreign currency transactions	—	—	(3,500)
Other comprehensive (loss) income	(1,806)	777	(3,816)
Comprehensive income (loss)	$76,542	$123,591	$(33,654)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated and Combined Statements of Member’s/Unitholders’ Equity
(in thousands)

		Partnership
	Predecessor Member’s Equity	Common- Public	Common- Sprague Holdings	Subordinated Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2012	$146,779	$—	$—	$—	$—	$(5,573)	$141,206
Net income	2,734	—	—	—	—	—	2,734
Other comprehensive loss	—	—	—	—	—	(3,630)	(3,630)
Dividend	(40,000)	—	—	—	—	—	(40,000)
Capital contribution	18,835	—	—	—	—	—	18,835
Balance at October 29, 2013	128,348	—	—	—	—	(9,203)	119,145
Net assets not assumed by the Partnership	(154,130)	—	—	—	—	(1,221)	(155,351)
Allocation of net Parent investment to unitholders	25,782	—	(3,481)	(22,301)	—	—	—
Proceeds from initial public offerings, net	—	140,251	—	—	—	—	140,251
Partnership net loss	—	(12,758)	(2,674)	(17,140)	—	—	(32,572)
Unit-based compensation	—	3	—	3	—	—	6
Other comprehensive loss	—	—	—	—	—	(186)	(186)
Balance as of December 31, 2013	—	127,496	(6,155)	(39,438)	—	(10,610)	71,293
Net income	—	50,141	9,953	62,720	—	—	122,814
Other comprehensive income.	—	—	—	—	—	777	777
Unit-based compensation	—	1,528	286	1,803	—	—	3,617
Distribution to unitholders	—	(13,370)	(2,460)	(15,764)	—	—	(31,594)
Distribution to sponsor for Kildair acquisition	—	—	(17,652)	(49,015)	—	—	(66,667)
Common units issued for Kildair acquisition	—	—	10,002	—	—	—	10,002
Common units issued for Castle acquisition	—	5,318	—	—	—	—	5,318
Other contributions from Parent	—	—	470	—	—	—	470
Units withheld for employee tax obligation	—	(58)	(10)	(68)	—	—	(136)
Balance as of December 31, 2014	—	171,055	(5,566)	(39,762)	—	(9,833)	115,894
Net income	—	33,218	7,558	37,418	154	—	78,348
Other comprehensive loss	—	—	—	—	—	(1,806)	(1,806)
Unit-based compensation	—	1,284	292	1,446	—	—	3,022
Distribution to unitholders	—	(17,172)	(3,906)	(19,337)	(154)	—	(40,569)
Common units issued with annual bonus	—	2,088	479	2,372	—	—	4,939
Units withheld for employee tax obligation	—	(990)	(227)	(1,126)	—	—	(2,343)
Balance as of December 31, 2015	$—	$189,483	$(1,370)	$(18,989)	$—	$(11,639)	$157,485
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated and Combined Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$78,348	$122,814	$(29,838)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	23,893	22,441	20,432
Gain on sale of assets and insurance recoveries	(269)	(87)	(779)
Impairments on terminal asset	—	288	—
Provision for doubtful accounts	1,589	2,350	887
Non-cash unit-based compensation	8,436	8,182	6
Deferred income taxes	147	2,467	(9,014)
Changes in assets and liabilities, net of effects of Kildair contribution agreement:
Accounts receivable	127,202	(19,135)	(158,191)
Inventories	149,236	84,456	30,635
Prepaid expenses and other assets	7,751	15,254	480
Fair value of commodity derivative instruments	19,754	(242,596)	51,487
Due to/from General Partner and affiliates	(1,066)	11,964	5,052
Accounts payable, accrued liabilities and other	(127,408)	7,166	8,180
Net cash provided by (used in) operating activities	287,613	15,564	(80,663)
Cash flows from investing activities
Purchases of property, plant and equipment	(14,899)	(18,580)	(28,090)
Proceeds from property insurance settlements and sale of assets	781	1,603	2,039
Acquisitions, net of cash acquired	(447)	(115,515)	(20,700)
Net cash used in investing activities	(14,565)	(132,492)	(46,751)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(198,917)	244,739	28,387
Payments on capital lease liabilities and term debt	(1,373)	(848)	(2,342)
Payments on long-term terminal obligations	(559)	(602)	(459)
Debt issue costs	(1,938)	(4,432)	(16,699)
Dividend paid to Parent	—	—	(40,000)
Distributions to unitholders	(40,569)	(31,594)	—
Capital contribution from Parent	—	—	10,000
Proceeds from initial public offering, net of offering costs of $12.7 million	—	—	140,251
Foreign exchange on capital lease obligations	(266)	(184)	—
Repurchased units withheld for employee tax obligation.	(2,343)	(136)	—
Cash distribution to Parent in connection with initial public offering	—	—	(10,038)
Net (payments) borrowings to Parent and affiliate	—	(32,035)	17,500
Distribution to Parent for contribution of Kildair	—	(56,665)	—
Net increase (decrease) in payable to Parent	—	147	(641)
Net cash (used in) provided by financing activities	(245,965)	118,390	125,959
Effect of exchange rate changes on cash balances held in foreign currencies	(189)	572	(190)
Net change in cash and cash equivalents	26,894	2,034	(1,645)
Cash and cash equivalents, beginning of period	4,080	2,046	3,691
Cash and cash equivalents, end of period	$30,974	$4,080	$2,046
Supplemental disclosure of cash flow information
Cash paid for interest	$24,382	$25,036	$26,309
Cash paid for taxes	$3,929	$1,827	$3,392
Fair value of common units issued in connection with acquisitions	$—	$15,320	$—
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
The Partnership owns, operates and/or controls a network of 19 refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal, certain commercial trucking activities and the heating equipment service business.
As of December 31, 2015, the Parent, through its ownership of Sprague Holdings, owned 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Notes 20 and 22.

Sprague Holdings owns, directly or indirectly, all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that during the subordination period, the common units have the right to receive distributions of cash from distributable cash flow each quarter in an amount equal to $0.4125 per common unit, which is the amount defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from distributable cash flow may be made on the subordinated units. Furthermore, no arrearages will accrue or be paid on the subordinated units. Upon expiration of the subordination period (which could be as early as December 31, 2016), any outstanding arrearages in payment of the minimum quarterly distribution on the common units will be extinguished (not paid), each outstanding subordinated unit will immediately convert into one common unit and will thereafter participate pro rata with the other common units in distributions.

Services Agreement
The Partnership, the General Partner and Sprague Holdings operate under a services agreement (the “Services Agreement”) pursuant to which the General Partner provides certain general and administrative and operational services to the Partnership and Sprague Holdings, and the Partnership and Sprague Holdings reimburse the General Partner for all costs and expenses incurred in connection with providing such services to the Partnership and Sprague Holdings. The Services Agreement does not limit the amount that may be reimbursed or paid by the Partnership to the General Partner. The initial term of the Services Agreement will expire on October 30, 2018 and will automatically renew at the end of the initial term for successive one-year terms until terminated in accordance with the terms thereof. The Services Agreement does not limit the ability of the officers and employees of the General Partner to provide services to other affiliates of Sprague Holdings or unaffiliated third parties See Note 12.
As of December 31, 2015 the General Partner employed over 590 full-time employees who support the Partnership’s operations, 70 of whom were covered by 5 collective bargaining agreements. One of these agreements, covering 6 employees, expires March 31, 2016. As of December 31, 2015, the Partnership's Canadian subsidiary had 106 employees, 43 of whom were covered by one collective bargaining agreement which expires March 19, 2016.
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
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and the reported revenues and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are asset valuations, and the fair value of derivative assets and liabilities, and if necessary environmental and legal obligations.
Revenue Recognition and Cost of Products Sold
The Partnership recognizes revenue on refined products, natural gas and materials handling revenue-producing activities, net of applicable provisions for discounts and allowances. Allowances for estimated cash discounts are recorded as a reduction of revenue at the time of sale. Cash discounts were $6.3 million, $8.9 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. At the time of recognition for all revenue producing activities, persuasive evidence of an arrangement exists, delivery or service has occurred, the price is fixed or determinable, and collectability is reasonably assured.
Refined products revenue-producing activities are direct sales to customers including throughput and exchange transactions. Revenue is recognized when the product is delivered. Revenue is not recognized on exchange agreements, which are entered into primarily to acquire refined products by taking delivery of products closer to the Partnership’s end markets. Net differentials or fees for exchange agreements are recorded within cost of products sold (exclusive of depreciation and amortization). Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Revenue is recognized when the product is delivered. Materials handling service revenue is recognized monthly over the contractual service period or when the service is rendered. Revenue from other activities, primarily coal distribution and transportation services, is recognized when the product is delivered or the services are rendered.

An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of customers’ creditworthiness and the probability of collection. The allowance reflects an estimate of specifically identified accounts at risk. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization).
Shipping costs that occur at the time of sale are included in cost of products sold (exclusive of depreciation and amortization). Various excise taxes collected at the time of sale and remitted to authorities are recorded on a net basis.

Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2015 will settle prior to June 30, 2017.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2015 or 2014.
Interest Rate Derivatives
The Partnership manages its exposure to variable LIBOR borrowings by using interest rate swaps to convert a portion of its variable rate debt to fixed rates. These interest rate swaps are designated as cash flow hedges and the effective portion of changes in fair value of the swaps are included as a component of comprehensive income (loss) and accumulated other comprehensive income (loss), net of tax. Any ineffective portion of the changes in fair value of the swaps is recorded in interest expense.

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
The Partnership’s cash is in demand deposit placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Partnership has not experienced any losses on such accounts.
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
Long-Term Incentive Plan
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP provides the Partnership with the flexibility to grant unit options, restricted units, phantom units, unit appreciation rights, cash awards, distribution equivalent rights, substitute awards and other unit-based awards or any combination of the foregoing. The LTIP limits the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2015, there were 261,994 common units reserved for issuance and 304,483 available for issuance. The LTIP will expire upon the earlier of (i) its termination by the board of directors of the General Partner, (ii) the date common units are no longer available under the LTIP for grants or (iii) the tenth anniversary of the date the LTIP was approved by the General Partner.
Earnings (Loss) Per Unit
The Partnership computes income per unit using the two-class method. Net income (loss) attributable to common unitholders and subordinated unitholders for purposes of the basic income (loss) per unit computation is allocated between the common unitholders and subordinated unitholders by applying the provisions of the partnership agreement. Under the two-class method, any excess of distributions declared over net income (loss) is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income (loss) per unit is determined by dividing the net income (loss) allocated to the common unitholders and the subordinated unitholders under the two-class method by the number of common units and subordinated units outstanding in the period.
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
Inventories
The Partnership’s inventories are valued at the lower of cost or market. Cost is primarily determined using the first-in, first-out method, except for the Partnership's Canadian subsidiary, which used the weighted average method. Inventory consists of petroleum products, natural gas, asphalt and coal. The Partnership uses derivative instruments, primarily futures, forwards and swaps, to economically hedge substantially all of its inventory.
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
Long-lived Asset Impairment
The Partnership evaluates the carrying value of its property, plant and equipment and finite lived intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an individual asset or asset group may not be recoverable based on estimated future undiscounted cash flows. Future cash flow projections include assumptions of future sales levels, the impact of controllable cost reduction programs, and the level of working capital needed to support each business. To the extent the carrying amount of the asset group is not recoverable based on undiscounted cash flows, the amount of impairment is measured by the difference between the carrying value and the fair value of the individual assets or asset group.
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
Intangibles, Net
Intangibles, net consist of intangible assets with finite lives, primarily customer relationships. Intangibles and other assets are amortized over their respective estimated useful lives.

Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through a taxable corporate subsidiary, Sprague Energy Solutions, Inc. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2015, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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
The Partnership's Canadian operations are conducted within entities that are treated as corporations for Canadian tax purposes and are subject to Canadian federal and provincial taxes. Additionally, payments of dividends from the Partnership's Canadian entities to other Sprague entities are subject to Canadian withholding tax that is treated as income tax expense.
The Partnership recognizes the financial statement effect of a tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2015, 2014 and 2013, the interest and penalties recognized by the Predecessor and Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service for the years ended December 31, 2015 and 2014 and by the Canada Revenue Agency for the years ended December 31, 2015, 2014 and 2013.
Foreign Currency
Prior to December 31, 2013, the functional currency of Kildair was the Canadian dollar and its balance sheet asset and liability accounts were translated to U.S. dollars using rates of exchange in effect at the balance sheet dates, and its results of operations were translated using average exchange rates for the relevant period. Resulting translation adjustments were recorded as a component of member’s/unitholders’ equity in accumulated other comprehensive loss.
On January 1, 2014, the Partnership changed the functional currency of Kildair from the Canadian Dollar to the U.S. Dollar as a result of performing a review of the appropriateness of the status of the functional currency for this subsidiary. The functional currency of the Partnership’s other Canadian subsidiaries remains the Canadian Dollar. The Partnership’s reporting currency is the U.S. dollar. In accordance with ASC-830 “Foreign Currency Matters”, the change took place prospectively on the first day of the fiscal year, there was no income statement or cash flow translation required and translation adjustments for prior periods were not removed from equity.
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2015, 2014 and 2013, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, except for certain transaction gains or losses related to intercompany receivable and payables, amounted to a gain of $1.3 million and $0.5 million, and a loss of $7.9 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of member’s/unitholders’ equity. As of December 31, 2015, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).
Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating both the impact of this new standard on the consolidated financial statements and the transition method it will utilize upon adoption.
In November 2015, the FASB issued ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and instead requires that all deferred tax assets and liabilities be classified as noncurrent. This ASU may be applied prospectively at the time of adoption or retrospectively to all periods presented. The Partnership has early adopted this guidance on a prospective basis as of December 31, 2015. See Note 14.
In October 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The Partnership believes that there will be no impact to its consolidated financial statements as a result of the adoption of this ASU relating to the Partnership's previous acquisitions.
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
In April 2015, the FASB issued ASU 2015-6, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force). The Partnership believes that the application of this ASU will result in no changes to the Partnership’s presentation of earnings per unit or related disclosures in connection with the Partnership’s 2014 dropdown transaction. This guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and is to be applied on a retrospective basis.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership has not yet adopted the provisions of ASU 2015-3, which is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those fiscal years. As of December 31, 2015 and December 31, 2014, the Partnership’s unamortized debt issuance costs were $14.2 million and $15.5 million, respectively, and are included in other assets, net. See Note 9
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. In July 2015, the FASB issued ASU-2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date which establishes the effective date of this guidance for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Partnership continues to evaluate both the impact of this new standard on the consolidated financial statements and the transition method it will utilize for adoption.

2.	Business Combinations
Acquisition of Kildair
The Predecessor purchased a 50% equity interest of Kildair Services Ltd. ("Kildair") in 2007 and on October 1, 2012 acquired control of Kildair by purchasing the remaining 50% equity interest. Kildair owns a terminal in Sorel-Tracy, Quebec, on the St. Lawrence River where it maintains 3.3 million barrels of residual fuel, asphalt, and crude oil storage. Kildair’s primary businesses include marketing of residual fuel both locally and for export, marketing of asphalt including polymer modified grades, and crude-by-rail handling services. Kildair’s terminal has blending infrastructure allowing the ability to process a wide range of varying quality blend components.
Between October 1, 2012 and the October 29, 2013 (“IPO date”) the assets, liabilities and results of operations of Kildair have been consolidated into the Predecessor’s consolidated financial statements. Kildair was not included in the Partnership’s Consolidated and Combined Financial Statements subsequent to the IPO date, at which time Kildair was distributed to an affiliate of the Parent.
On December 9, 2014, the Partnership indirectly acquired all of the equity interests in Kildair through the Partnership's acquisition of all of the equity interest of Kildair’s parent, Sprague Canadian Properties LLC, from Axel Johnson for total consideration of $175.0 million (a portion of which was used to retire outstanding Kildair debt at the date of acquisition), which included $10.0 million in the Partnership's common units. As the acquisition of Kildair by the Partnership represents a transfer of entities under common control, the Combined and Consolidated Financial Statements and related information presented herein have been presented to include the historical financial results of Kildair for all periods that were controlled by Axel Johnson. The limited partners' interest in net income (loss) as well as the related per unit amounts have not been recast. The Partnership recognized $1.7 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense.
Acquisition of Castle Oil
On December 8, 2014, the Partnership acquired substantially all of the assets of Castle Oil (“Castle”) and certain of its affiliates by purchasing Castle’s Bronx, New York terminal and its associated wholesale, commercial, and retail fuel distribution business. The initial acquisition-date fair value of the consideration consisted of cash of $45.7 million, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and $5.3 million in unregistered common units, plus payments for Castle’s inventory and other current assets of $37.0 million. Castle’s Bronx terminal is a large deep water petroleum products terminal located in New York City and has 0.9 million barrels of storage capacity, The purchase of this facility augments the Partnership’s supply, storage and marketing opportunities and provides new opportunities in refined fuels, and expanded materials handling capabilities. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.

As of December 31, 2014, the Partnership's preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was made based on available information at the time and incorporating management’s best estimates. The Partnership finalized the allocation during the year ended December 31, 2015, resulting in additional consideration of $0.4 million and insignificant allocation adjustments. The Partnership recognized $1.1 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense.

Acquisition of Metromedia Gas & Power, Inc.
On October 1, 2014, the Partnership completed its purchase of Metromedia Gas & Power Inc. (“Metromedia Energy”) for $22.0 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $32.8 million. Metromedia Energy markets natural gas and brokers electricity to commercial, industrial and municipal consumers primarily in the Northeast and Mid-Atlantic United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility. The Partnership recognized $0.1 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense.
Acquisition of Bridgeport Terminal
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
The acquisition was accounted for as a business combination and was financed with a capital contribution of $10.0 million from the Parent (see Note 12) and $10.7 million of borrowings under the acquisition line of the Predecessor’s credit facility. The Predecessor incurred $0.2 million of acquisition related costs that were recorded as selling, general and administrative expense at the acquisition date.

3.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2015	2014
Fair value of interest rate swaps, net of tax	$(826)	$(406)
Cumulative foreign currency translation adjustment	(10,813)	(9,427)
Accumulated other comprehensive loss, net of tax	$(11,639)	$(9,833)

4.	Accounts Receivable, Net

	As of December 31,
	2015	2014
Accounts receivable, trade	$154,497	$280,657
Less allowance for doubtful accounts	(4,139)	(3,976)
Net accounts receivable, trade	150,358	276,681
Accounts receivable, other	10,490	12,743
Accounts receivable, net	$160,848	$289,424
Unbilled accounts receivable, included in accounts receivable, trade, at December 31, 2015 and 2014 were $47.8 million and $64.1 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	Deductions	Balance at End of Period
Balance, December 31, 2015:
Allowance for doubtful accounts	$3,976	$1,589	$7	$1,433	$4,139
Allowance for notes receivable	2,367	—	(7)	959	1,401
Total	$6,343	$1,589	$—	$2,392	$5,540
Balance, December 31, 2014:
Allowance for doubtful accounts	$1,607	$2,350	$84	$65	$3,976
Allowance for notes receivable	3,515	—	(84)	1,064	2,367
Total	$5,122	$2,350	$—	$1,129	$6,343
Balance, December 31, 2013:
Allowance for doubtful accounts	$2,556	$559	$(740)	$768	$1,607
Allowance for notes receivable	2,847	328	740	400	3,515
Total	$5,403	$887	$—	$1,168	$5,122
Notes receivable, net of allowance, are generally long-term arrangements and are included in other assets, net and as of December 31, 2015 and 2014, were $0.5 million and $0.3 million, respectively.

5.	Inventories

	As of December 31,
	2015	2014
Petroleum and related products	$215,048	$366,431
Asphalt	20,677	18,357
Coal	3,713	2,380
Natural gas	1,882	3,387
Inventories	$241,320	$390,555
Due to changing market conditions, the Partnership recorded a provision of $27.9 million, $50.5 million and $1.7 million as of December 31, 2015, 2014 and 2013, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

6.	Other Current Assets

	As of December 31,
	2015	2014
Margin deposits with brokers	$37,089	$22,779
Deposits	5,758	—
Natural gas transportation, current portion	2,716	11,748
Income tax receivable	1,697	436
Prepaid petroleum products	—	8,071
Other	9,746	9,382
Other current assets	$57,006	$52,416

7.	Property, Plant and Equipment, Net

	As of December 31,
	2015	2014
Plant, machinery, furniture and fixtures	$305,763	$293,080
Building and leasehold improvements	14,698	14,565
Land and land improvements	60,687	60,395
Construction in progress	6,660	3,238
Property, plant and equipment, gross	387,808	371,278
Less: accumulated depreciation	(136,899)	(121,152)
Property, plant and equipment, net	$250,909	$250,126
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $15.9 million, $14.5 million and $13.8 million, respectively.
Property, plant and equipment include the following amounts for capital leases:

	As of December 31,
	2015	2014
Plant, machinery, furniture and fixtures	$16,457	$16,931
Building and leasehold improvements	4,719	4,719
Land and land improvements	251	251
Property, plant and equipment, gross	21,427	21,901
Less: accumulated amortization	(9,572)	(8,175)
Property, plant and equipment, net	$11,855	$13,726
Amortization expense on capital leased assets for the years ended December 31, 2015, 2014 and 2013 was $1.4 million, $1.3 million and $1.3 million, respectively.

8.	Intangibles, Net

	As of December 31, 2015
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3-15	$30,426	$10,204	$20,222
Other	4-6	5,121	3,230	1,891
Intangible assets, net		$35,547	$13,434	$22,113

	As of December 31, 2014
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5-16	$31,961	$6,853	$25,108
Other	5-7	4,671	2,153	2,518
Intangible assets, net		$36,632	$9,006	$27,626

The Partnership recorded amortization expense related to intangible assets of $4.4 million, $3.2 million and $2.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense.
During the year ended December 31, 2014, the Partnership acquired intangible assets of $19.2 million (consisting of $18.2 million of customer relationships and $1.0 million of other intangibles). During the year ended December 31, 2013, the Predecessor acquired intangible assets of $0.5 million consisting of customer relationships. See Note 2.

Amortization of intangible assets is calculated by the sum-of-the-years’-digits method over the periods of expected benefit. The Partnership believes the sum-of-the-years’-digits method of amortization properly reflects the timing of the recognition of the economic benefits realized from its intangible assets. The estimated future annual amortization expense of intangible assets for the years ending December 31, 2016, 2017, 2018, 2019 and 2020 is $4.0 million, $3.4 million, $2.8 million, $2.4 million and $2.0 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

9.	Other Assets, Net

	As of December 31,
	2015	2014
Deferred debt issuance costs, net	$14,198	$15,487
Natural gas transportation, long-term portion	368	5,677
Deposits	—	6,893
Other	1,594	2,162
Other assets, net	$16,160	$30,219
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $3.6 million, $4.8 million and $3.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.
Natural Gas Transportation Assets
In connection with the Metromedia Energy acquisition, the Partnership recorded an asset in the amount of $39.4 million, and a liability in the amount of $1.5 million, representing the fair value of natural gas transportation contracts acquired. These assets and liabilities are being amortized into cost of products sold (exclusive of depreciation and amortization) in the natural gas segment over the life of the underlying agreements. During the year ended December 31, 2015 and 2014, the Partnership recorded a charge to cost of products sold (exclusive of depreciation and amortization) of $13.4 million and $21.9 million, respectively, which included $3.6 million and $13.6 million, respectively, due to a decline in value as a result of decreasing natural gas spreads. The estimated future expense of the net natural gas transportation assets for the years ended December 31, 2016 and 2017 is $2.3 million and $0.3 million, respectively. The amount expected to be expensed in the year ended December 31, 2016 has been recorded in other current assets and other current liabilities.

10.	Accrued Liabilities

	As of December 31,
	2015	2014
Customer prepayments and deposits	$14,318	$14,665
Accrued product taxes	8,272	18,248
Accrued wages and benefits	7,813	6,389
Accrued product costs	4,728	10,174
Other	12,709	14,340
Other current liabilities	$47,840	$63,816

11.	Debt

	As of December 31,
	2015	2014
Current debt
Credit agreement	$332,703	$396,961
Other	211	253
Current debt	332,914	397,214
Long-term debt
Credit agreement	283,197	417,789
Other	364	567
Long-term debt	283,561	418,356
Total debt	$616,475	$815,570
Credit Agreement
On December 9, 2014, in connection with the acquisition of Kildair, the Partnership entered into an amended and restated revolving credit agreement (the “Credit Agreement”) that will mature on December 9, 2019. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The revolving credit facilities under the Credit Agreement in effect as of December 31, 2015 contain, among other items, the following:

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

On March 10, 2016, the Partnership entered into an agreement to amend its Credit Agreement to increase the revolving acquisition facility to $550.0 million and make other modifications. See Note 23.
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
As of December 31, 2015 and 2014, working capital facilities borrowings were $332.5 million and $503.2 million, respectively, and outstanding letters of credit were $23.6 million and $120.2 million, respectively. The working capital facilities are subject to borrowing base reporting and as of December 31, 2015 and 2014, had a borrowing base of $542.6 million and $843.3 million, respectively. As of December 31, 2015, excess availability under the working capital facility was $186.5 million.
As of December 31, 2015 and 2014, acquisition line borrowings were $283.4 million and $311.6 million, respectively. As of December 31, 2015, excess availability under the acquisition facility was $116.6 million.

The weighted average interest rate at December 31, 2015 and 2014 was 2.9% and 2.8%, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the credit agreement at December 31, 2015 and 2014 represents the amounts intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of defaults as defined in the Credit Agreement. As of December 31, 2015, the Partnership is in compliance with these financial covenants.

12.	Related Party Transactions
The Parent charged the Predecessor $1.1 million during the period January 1, 2013 to October 29, 2013, for oversight and monitoring of the Predecessor. Such amounts are included in selling, general and administrative expenses in the Consolidated and Combined Statement of Operations. Intercompany activities are settled monthly and do not bear interest. There are no material intercompany accounts receivable or intercompany accounts payable balances outstanding with the Parent as of December 31, 2015 and 2014. As of December 31, 2013, Kildair had notes payable to the Parent and an affiliate of the Parent of $17.5 million and $14.5 million, respectively, that were retired in connection with the Partnership acquiring Kildair on December 9, 2014.
For the period from January 1, 2013 to October 29, 2013, the Predecessor made cash distributions to the Parent of $40.0 million, as permitted by the Predecessor Credit Agreement.
In connection with the IPO, the Predecessor distributed to Sprague Holdings, or its affiliates, certain assets and liabilities, including among others, its ownership in Kildair as well as accounts receivable of $130.2 million and cash of $10.0 million in an aggregate amount equal to the net proceeds of the IPO. On December 9, 2014, the Partnership acquired all of the equity interest in Kildair through the acquisition of the equity interest of Kildair's parent, Sprague Canadian Properties, LLC. (see Note 2).
Through the General Partner, the Partnership participates in certain of the Parent’s pension and other benefit plans (see Note 15) and the Predecessor also had a tax sharing agreement with the Parent. See Note 14.
During July 2013 the Predecessor received a capital contribution of $10.0 million from the Parent in connection with the acquisition of the oil terminal in Bridgeport, Connecticut. See Note 2.
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $98.9 million and $82.0 million for the years ended December 31, 2015 and 2014, respectively, and $12.9 million for the period from October 30, 2013 through December 31, 2013. Prior to the IPO, these expenses were incurred directly by the Predecessor. Amounts due to the General Partner were $14.0 million and $16.3 million as of December 31, 2015 and 2014, respectively.

13.	Other Liabilities

	As of December 31,
	2015	2014
Port Authority terminal obligations	$7,850	$8,409
Postretirement benefit obligations	4,030	4,360
Other	3,115	5,115
Other liabilities	$14,995	$17,884
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at December 31, 2015 and 2014 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement (“License Agreement”), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a capital lease and are included in property, plant and equipment.

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
The Partnership is generally not subject to U.S. state and federal income tax, with the exception in certain domestic jurisdictions based on the Partnership’s sourced taxable income. The Partnership’s taxable income or loss, which may vary substantially from the reported net income or loss, is includable in the U.S. federal and state income tax returns of each unitholder.
The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Current
U.S. Federal income tax	$162	$95	$8,572
State and local income tax	1,072	1,499	3,063
Foreign income taxes	435	1,448	755
Total current income tax provision	1,669	3,042	12,390
Deferred
U.S. Federal income tax	39	(11)	(3,420)
State and local income tax	(48)	1,618	(2,358)
Foreign income taxes	156	860	(2,353)
Total deferred income tax provision (benefit)	147	2,467	(8,131)
Total income tax provision	$1,816	$5,509	$4,259

U.S. and international components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2015	2014	2013
United States	$77,993	$120,470	$(15,772)
Foreign	2,171	7,853	(9,807)
Total income (loss) before income taxes	$80,164	$128,323	$(25,579)
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory U.S. Federal income tax at 35%	$28,058	$44,913	$(8,951)
Partnership (income) losses not subject to tax	(27,076)	(42,843)	10,854
State and local income taxes, net of federal tax	1,003	3,111	173
Foreign income tax (benefit) provision	(169)	328	1,520
Transaction costs	—	—	(55)
Other, including non-recurring items	—	—	718
Total income tax provision	$1,816	$5,509	$4,259
In December 2015, the Partnership adopted on a prospective basis ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes("ASU 2015-17") which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet and instead requires that all deferred tax assets and liabilities be classified as noncurrent. The Partnership elected not to apply ASU 2015-17 on a retroactive basis as the effect would not have been significant to any previous Consolidated Balance Sheets.
The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2015 (1)	2014
Deferred tax assets (liabilities)
Bad debts	$62	$102
Inventories	110	580
Compensation	296	108
Depreciation and amortization	(18,115)	(18,338)
Other differences, net	2,996	3,051
Valuation allowance	(411)	(434)
Net deferred tax (liabilities)	$(15,062)	$(14,931)
Classified in the Consolidated Balance Sheets as follows:
Net current deferred tax asset (1)	$—	$895
Net long-term deferred tax (liability)	$(15,062)	$(15,826)
(1) In December 2015, the Partnership adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes on a prospective basis
As of December 31, 2015, the Partnership had foreign net operating loss carryforwards of $10.0 million, and foreign investment tax credit carryforwards of $1.2 million, all of which were generated in Canada, which begin to expire in 2033. The Partnership’s foreign subsidiaries record investment tax credits under the deferral method.

The Predecessor was not a separate taxable entity for U.S. federal and certain state income tax purposes and its results are included in the consolidated U.S. federal and certain state income tax returns of Lexa International Corporation, which is the sole stockholder of the Parent. Income tax provisions and benefits, related tax payments, and current and deferred tax balances have been prepared as if the Predecessor operated as a stand-alone taxpayer for all periods presented in accordance with the tax sharing agreement between the Predecessor and the Parent. Under the tax sharing agreement, the Predecessor was obligated to pay U.S. federal and certain state taxes to the Parent. In the event that the Parent does not have a consolidated liability for U.S. federal or certain state taxes, the Predecessor was not obligated to pay the Parent for such taxes and all such amounts are reflected as capital contributions. For the period from January 1, 2013 through October 29, 2013, the Predecessor received $18.8 million of non-cash capital contributions from its Parent under the tax sharing agreement.
As of December 31, 2015, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $46.2 million for certain Canadian subsidiaries which are indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $2.3 million at December 31, 2015.

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
Both the Plan and the Retirement Restoration Plan are administered by the Parent. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $1.4 million, $1.0 million and $1.7 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $4.6 million, $3.5 million and $3.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Other Postretirement Benefits
The Parent and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Parent. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.3 million, $0.3 million, and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, related to these plans.

16.	Segment Reporting
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
The Partnership’s other activities include the purchase, sale and distribution of coal, commercial trucking activities unrelated to its refined products segment and the heating equipment service business. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin.
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
The Partnership had no single customer whose revenue was greater than 10% of total net sales for the years ended December 31, 2015, 2014 and 2013, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $207.7 million, $344.3 million and $286.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Summarized financial information for the Partnership’s reportable segments for the years ended December 31 is presented in the table below:

	Years Ended December 31,
	2015	2014	2013
Net sales:
Refined products	$3,063,858	$4,650,871	$4,331,410
Natural gas	347,453	359,984	304,843
Materials handling	45,570	37,776	28,446
Other operations	25,033	21,131	18,650
Net sales	$3,481,914	$5,069,762	$4,683,349
Adjusted gross margin (1):
Refined products	$170,448	$146,021	$114,744
Natural gas	51,004	55,536	40,373
Materials handling	45,564	37,811	28,430
Other operations	8,986	5,599	5,547
Adjusted gross margin	276,002	244,967	189,094
Reconciliation to operating income (2):
Add: unrealized (loss) gain on inventory (3)	(2,079)	11,070	(4,188)
Add: unrealized (loss) on prepaid forward contracts (4)	(2,628)	—	—
Add: unrealized gain (loss) on natural gas transportation contracts (5)	21,695	58,694	(55,745)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(71,468)	(62,993)	(53,273)
Selling, general and administrative	(94,403)	(76,420)	(55,210)
Depreciation and amortization	(20,342)	(17,625)	(16,515)
Operating income	106,777	157,693	4,163
Other income (expense)	298	(288)	568
Interest income	456	569	604
Interest expense	(27,367)	(29,651)	(30,914)
Income tax provision	(1,816)	(5,509)	(4,259)
Net income (loss)	$78,348	$122,814	$(29,838)

(1)
Adjusted gross margin is a non-GAAP financial measure used by management and external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its market value reporting to lenders. The Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts relating to the underlying commodity derivative hedges, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss).

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

(5)
The unrealized hedging gain (loss) on natural gas transportation contracts represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (losses) gains in net income (loss) as of each period end.

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.
Changes in the carrying amount of goodwill by segment were as follows:

	As of December 31, 2013	Activity (1)	As of December 31, 2014	Activity	As of December 31, 2015
Refined products	$36,550	$—	$36,550	$—	$36,550
Natural gas	4,383	14,243	18,626	—	18,626
Materials handling	6,896	—	6,896	—	6,896
Other	1,216	—	1,216	—	1,216
Total	$49,045	$14,243	$63,288	$—	$63,288

(1)	Reflects goodwill attributable to the Metromedia Energy acquisition.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2015	2014
United States	$168,144	$163,963
Canada	82,765	86,163
Total	$250,909	$250,126

17.	Financial Instruments and Off-Balance Sheet Risk
Cash, Cash Equivalents, Accounts Receivable, Broker Margin Deposits and Debt
As of December 31, 2015 and 2014, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of December 31, 2015 and 2014, the carrying value of the Partnership’s margin deposits with brokers consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of December 31, 2015 and 2014, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.

Derivative Instruments
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	As of December 31, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$157,389	$—	$157,389	$—
Commodity swaps and options	51	—	51	—
Commodity derivatives	157,440	—	157,440	—
Interest rate swaps	274	—	274	—
Total	$157,714	$—	$157,714	$—
Financial liabilities:
Commodity fixed forwards	$31,801	$—	$31,801	$—
Commodity swaps and options	4,250	—	4,250	—
Commodity derivatives	36,051	—	36,051	—
Interest rate swaps	1,115	—	1,115	—
Other	12	—	12	—
Total	$37,178	$—	$37,178	$—

	As of December 31, 2014
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$229,679	$—	$229,679	$—
Commodity swaps and options	74	—	74	—
Commodity derivatives	229,753	—	229,753	—
Interest rate swaps	137	—	137	—
Total	$229,890	$—	$229,890	$—
Financial liabilities:
Commodity exchange contracts	$97	$97	$—	$—
Commodity fixed forwards	80,080	—	80,080	—
Commodity swaps and options	8,424	—	8,424	—
Commodity derivatives	88,601	97	88,504	—
Interest rate swaps	553	—	553	—
Other	22	—	22	—
Total	$89,176	$97	$89,079	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $155.9 million at December 31, 2015. Information related to these offsetting arrangements as of December 31, 2015 and 2014 is as follows:

	As of December 31, 2015
				Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$157,440	$—	$157,440	$(1,811)	$(1,798)	$153,831
Interest rate swap derivative assets	274	—	274	—	—	274
Fair value of derivative assets	$157,714	$—	$157,714	$(1,811)	$(1,798)	$154,105

Commodity derivative liabilities	$(36,051)	$—	$(36,051)	$1,811	$—	$(34,240)
Interest rate swap derivative liabilities	(1,115)	—	(1,115)	—	—	(1,115)
Other liabilities	(12)	—	(12)	—	—	(12)
Fair value of derivative liabilities	$(37,178)	$—	$(37,178)	$1,811	$—	$(35,367)

	As of December 31, 2014
				Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$229,753	$—	$229,753	$(4,831)	$(2,417)	$222,505
Interest rate swap derivative assets	137	—	137	—	—	137
Fair value of derivative assets	$229,890	$—	$229,890	$(4,831)	$(2,417)	$222,642

Commodity derivative liabilities	$(88,601)	$—	$(88,601)	$4,831	$—	$(83,770)
Interest rate swap derivative liabilities	(553)	—	(553)	—	—	(553)
Other liabilities	(22)	—	(22)	—	—	(22)
Fair value of derivative liabilities	$(89,176)	$—	$(89,176)	$4,831	$—	$(84,345)
Commodity Derivatives
The following table presents total realized and unrealized gains and (losses) on derivative instruments utilized for commodity risk management purposes for the years ended December 31, 2015, 2014 and 2013. Such amounts are included in cost of products sold (exclusive of depreciation and amortization):

	2015	2014	2013
Refined products contracts	$149,741	$159,751	$(320)
Natural gas contracts	19,824	30,372	(76,707)
Total	$169,565	$190,123	$(77,027)

Included in realized and unrealized gains (losses) on derivatives instruments for the year ended December 31, 2013 are realized and unrealized losses of $1.2 million on discretionary trading activity. There were no discretionary trading activities for the years ended December 31, 2015 and 2014.

The following table presents the gross volume of commodity derivative instruments outstanding as of December 31, 2015 and 2014:

	As of December 31, 2015		As of December 31, 2014
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	12,067	123,711	10,823	131,376
Short contracts	(16,558)	(75,785)	(15,434)	(82,796)
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
The Partnership's interest rate swap agreements outstanding as of December 31, 2015 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$100,000
There was no material ineffectiveness determined for the cash flow hedges for the years ended December 31, 2015, 2014 and 2013.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2015, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.9 million.

18.	Commitments and Contingencies
Capital Leases
The Partnership holds leases for office and warehouse space, dock facilities, transportation equipment and other equipment, which are recorded as capital leases. At December 31, 2015 and 2014, the Partnership had short-term capital lease obligations of $1.0 million and $1.3 million, respectively, and long-term capital lease obligations of $3.6 million and $5.4 million, respectively. These balances exclude the obligations related to its Searsport, Maine terminal. See Note 13.

Capital lease repayments are due as follows:

2016	$1,268
2017	1,010
2018	724
2019	550
2020	488
Thereafter	1,811
Total	5,851
Less amounts representing interest at rates between 3.7% and 7.4%	(1,226)
Present value of net minimum capital lease payments	$4,625
Operating Leases
The Partnership has leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities, computer and other equipment for periods extending to 2034 which are recorded as operating leases. Renewal options exist for a substantial portion of these leases. For operating leases, rental expense was $22.1 million, $17.4 million and $11.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The following table summarizes the future minimum payments for the following five fiscal years for operating lease obligations as of December 31, 2015 with non-cancellable lease terms of one year or more:

2016	$15,450
2017	15,604
2018	14,835
2019	10,101
2020	3,421

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

19.	Equity-Based Compensation

Previous Equity Awards

On March 31, 2014, the board of directors of the General Partner granted 49,871 awards under the 2013 LTIP to certain directors and employees of the Partnership. Of these total awards, 26,186 (estimated grant date fair value of $0.5 million) were granted as vested common units. In connection with these vested awards, the Partnership reacquired from the recipients 6,768 units (estimated fair value of $0.1 million) to satisfy minimum tax withholding obligations. The remaining 23,685 awards (estimated grant date fair value of $0.5 million), consisted of phantom units issued to employees vest as follows: 13,766 units on March 31, 2015 and 9,919 on March 31, 2016. The grant date fair value of these awards is equal to the market price of the Partnership’s common unit on that date. Recipients have distribution rights on any unvested phantom units.

Bonus Program - Equity Awards
On July 11, 2014, as part of the annual bonus program the Board of Directors of the General Partner determined that bonuses for the majority of participants would be settled in cash with others receiving a combination of cash and common units issued under the 2013 LTIP. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. $4.9 million of the annual bonus accrual as of December 31, 2014 was settled by issuing 200,775 common units in 2015 and the Partnership withheld from the recipients 67,141 common units (market value of $1.7 million) to satisfy minimum tax withholding obligations. The Partnership estimates that $5.0 million of the annual bonus expense recorded during the year ended December 31, 2015 will be settled in common units in 2016.
Director Awards
During the years ended December 31, 2015 and 2014, the board of directors of the General Partner issued a total of 7,464 and 7,993 fully vested unit awards, respectively, (estimated grant date fair value of $0.2 million and $0.2 million, respectively) to certain directors under the 2013 LTIP.
Performance-Based Phantom Units
The Board of Directors of the General Partner grants performance-based phantom unit awards under the 2013 LTIP to key employees that vest if certain performance criteria are met for the applicable performance period. Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (0 percent to 200 percent) of the target phantom units granted, based on the Partnership’s total unitholder return over the performance period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. The Partnership’s performance-based phantom unit awards are equity awards with both service and market-based conditions, which results in the compensation cost for these awards being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the performance-based phantom units granted is estimated based on a Monte Carlo model that performs 100,000 simulations to estimate the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.
The fair value of performance-based phantom units granted on March 5, 2015 was estimated to be $4.5 million (or a weighted average of $31.58 per unit) based on a Monte Carlo simulation performed using a weighted average volatility of 32.9%, and a weighted average risk free rate of 0.98%.
The fair value of performance-based phantom units granted on July 11, 2014 was estimated to be $5.5 million (or a weighted average of $36.88 per unit) based on a Monte Carlo simulation performed using a weighted average volatility of 26.4%, and a weighted average risk free rate of 0.43%.
Based on the total unitholder return calculation, the performance-based phantom units with a performance period ending as of December 31, 2014 were exchanged using a 200% achievement threshold and as a result 74,048 common units (vested market value of $1.8 million) were issued during January 2015. In connection with these vested awards, the Partnership withheld from the recipients 24,605 units (vested market value of $0.6 million) to satisfy minimum tax withholding obligations. Units issued under the Partnership’s incentive plans are newly issued.
The Partnership has determined that the performance-based phantom units vesting as of December 31, 2015 will be exchanged into common units using a 200% achievement threshold and as a result, 74,048 common units will be issued during the three months ended March 31, 2016.
Total unrecognized compensation cost related to the performance-based phantom units totaled $3.6 million as of December 31, 2015, which is expected to be recognized over a period of 24 months. Performance-based phantom units accrue distribution equivalents which are recorded as liabilities over the requisite service period and are paid in cash upon vesting of the underlying performance-based phantom unit.

The following table presents a summary of the status of the Partnership’s unit awards subject to vesting:

	Time-Based and Restricted Units		Performance-Based Phantom Units
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2014	28,129	$19.71	111,075	$36.88
Granted	—	—	141,000	31.58
Forfeited	—	—	—	—
Vested	(15,988)	(19.77)	(37,024)	(36.88)
Nonvested at December 31, 2015	12,141	$19.63	215,051	$33.40

Unit-based compensation recorded in unitholders’ equity for the year ended December 31, 2015 and 2014 was $3.0 million and $3.6 million, respectively, and is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of October 29, 2013	—	—	—
Units issued in connection with initial public offering	8,500,000	1,571,970	10,071,970
Restricted unit awards	6,666	—	—
Balance as of December 31, 2013	8,506,666	1,571,970	10,071,970
Employee and Director vested awards	27,401	—	—
Units issued in connection with Castle acquisition	243,855	—	—
Units issued in connection with Kildair acquisition	—	462,408	—
Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970
Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with phantom and performance awards	58,358	—	—
Director vested awards	7,464	—	—
Balance as of December 31, 2015	8,977,378	2,034,378	10,071,970

20.	Earnings Per Unit Calculation
Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted average number of outstanding common and subordinated units. The Partnership’s net income (loss) is allocated to the limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to Sprague Holdings, the holder of the IDRs, pursuant to the partnership agreement, which are declared and paid following the close of each quarter. Earnings (losses) per unit is only calculated for the Partnership after the IPO as no units were outstanding prior to October 30, 2013. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit.
In addition to the common and subordinated units, the Partnership has also identified the IDRs and unvested restricted units as participating securities and uses the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted average number of common units outstanding during the period. Diluted earnings per unit includes the effects of potentially dilutive units on the Partnership’s common units, consisting of unvested restricted units. For the period from October 30, 2013 through December 31, 2013 basic and diluted earnings per unit applicable to common limited partners are the same because including the effect of unvested restricted units would have been anti-dilutive. Basic and diluted earnings (losses) per unit applicable to subordinated limited partners are the same because there are no potentially dilutive subordinated units outstanding.

The table below shows the weighted average common units outstanding used to compute net income (loss) per common unit for the periods presented.

	Years Ended December 31,
	2015	2014	2013
Weighted average limited partner common units - basic	10,975,941	10,131,928	10,071,970
Dilutive effect of unvested restricted and phantom units	165,392	63,638	—
Weighted average limited partner common units - dilutive	11,141,333	10,195,566	10,071,970
The following table presents the Partnership’s basic earnings (loss) per common and subordinated unit for the periods presented.

	Year Ended December 31, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$78,348
Distributions declared	$21,826	$19,943	$321	$42,090
Assumed net income from operations after distributions	18,863	17,395	—	36,258
Assumed net income to be allocated	$40,689	$37,338	$321	$78,348
Income per unit - basic	$3.71	$3.71
Income per unit - diluted	$3.65	$3.71

	Year Ended December 31, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$122,814
Income attributable to Kildair (Note 2)				(4,080)
Limited partners' interest in net income				$118,734
Distributions declared	$17,964	$17,526	$—	$35,490
Assumed net income from operations after distributions	41,579	41,665	—	83,244
Assumed net income to be allocated	$59,543	$59,191	$—	$118,734
Income per unit - basic	$5.88	$5.88
Income per unit - diluted	$5.84	$5.88

	Year Ended December 31, 2013
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(29,838)
Predecessor income through October 29, 2013				(2,734)
Loss attributable to Kildair (Note 2)				2,338
Limited partners' interest in net loss				$(30,234)
Distributions declared	$2,846	$2,846	$—	$5,692
Assumed net loss from operations after distributions	(17,963)	(17,963)	—	(35,926)
Assumed net loss to be allocated	$(15,117)	$(15,117)	$—	$(30,234)
Loss per unit - basic	$(1.50)	$(1.50)
Loss per unit - diluted	$(1.50)	$(1.50)

21.	Quarterly Financial Data (Unaudited)
Unaudited quarterly financial data was as follows:

	Year Ended December 31, 2015
	First	Second	Third	Fourth (1)	Total
	(in thousands, except for per unit amounts)
Net sales	$1,598,358	$661,743	$558,022	$663,791	$3,481,914
Net income (loss)	43,939	(2,550)	8,580	28,379	78,348
Limited Partners' interest in net income (loss)	43,939	(2,599)	8,475	28,212	78,027
Net income (loss) per limited partner unit: (2)
Common-basic	$2.10	$(0.12)	$0.40	$1.34	$3.71
Common-diluted	$2.06	$(0.12)	$0.39	$1.32	$3.65
Subordinated-basic and diluted	$2.10	$(0.12)	$0.40	$1.34	$3.71

	Year Ended December 31, 2014
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,994,699	$979,661	$897,408	$1,197,994	$5,069,762
Net income (loss)	73,132	(10,604)	(5,302)	65,588	122,814
Limited Partners' interest in net income (loss)	75,335	(9,494)	(10,718)	63,611	118,734
Net income (loss) per limited partner unit: (2)
Common-basic	$3.74	$(0.47)	$(0.53)	$3.13	$5.88
Common-diluted	$3.74	$(0.47)	$(0.53)	$3.07	$5.84
Subordinated-basic and diluted	$3.74	$(0.47)	$(0.53)	$3.13	$5.88

(1)
On December 21, 2015, the federal government enacted legislation that reinstated an excise tax credit program available for certain bio-fuel blending activities. This program had previously expired on December 31, 2014 and was reinstated retroactively to January 1, 2015. During the three months ended December 31, 2015, the Partnership recorded federal excise tax credits of $7.8 million related to its bio-fuel blending activities that had occurred throughout the year. These credits have been recorded as a reduction of cost of products sold (exclusive of depreciation and amortization) for the three months ended December 31, 2015.

(2)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

22.	Partnership Distributions
The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive.
Cash distributions paid to unitholders for the periods indicated were as follows:

		Cash Distributed
For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	Total
December 31, 2013 (1)	February 14, 2014	$0.2825	$2,847	$2,846	$—	$5,693
March 31, 2014	May 15, 2014	$0.4125	$4,175	$4,155	$—	$8,330
June 30, 2014	August 14, 2014	$0.4275	$4,326	$4,306	$—	$8,632
September 30, 2014	November 14, 2014	$0.4425	$4,482	$4,457	$—	$8,939

December 31, 2014	February 13, 2015	$0.4575	$4,981	$4,608	$—	$9,589
March 31, 2015	May 15, 2015	$0.4725	$5,199	$4,759	$—	$9,958
June 30, 2015	August 14, 2015	$0.4875	$5,364	$4,910	$49	$10,323
September 30, 2015	November 13, 2015	$0.5025	$5,533	$5,061	$105	$10,699

(1)
The Partnership's cash distribution with respect to the quarter ended December 31, 2013 was calculated as the minimum quarterly cash distribution of $0.4125 per unit prorated for the period beginning October 30, 2013, the IPO closing date through December 31, 2013.

In addition, on January 27, 2016 the Partnership declared a cash distribution for the three months ended December 31, 2015, of $0.5175 per unit, totaling $11.1 million (including a $0.2 million IDR distribution). Such distributions were paid on February 12, 2016, to unitholders of record on February 9, 2016.

23.	Subsequent Events
On February 1, 2016, the Partnership purchased the natural gas assets of Santa Buckley Energy, Inc. (“SBE”) for $17.5 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $29.1 million. SBE markets natural gas to commercial, industrial and municipal consumers in the Northeast United States. The acquisition will be accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility.
On March 10, 2016, the Partnership entered into an amendment to its Credit Agreement to increase the acquisition facility from $400.0 million to $550.0 million. In addition, the Partnership executed an amendment to make modifications to borrowing base calculations which reflect the increased use of certain forward contracts and changes to accommodate payment patterns of customers in certain markets from its recent acquisitions. Other changes were made to reflect the new form of ownership of one of the Partnership's Canadian subsidiaries, and a change to the Senior Secured Leverage covenant to allow for an increase in leverage for a period of time following material acquisitions.

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

10.10†
Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 10-Q filed on August 13, 2014 (File No. 001-36137)).

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

10.13†*	Form of Phantom Unit Agreement (Performance Based Vesting)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.