Form 10-Q
period 2016-03-31
Sprague Resources LP
filed 2016-05-06
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 11,232,027 common units and 10,071,970 subordinated units outstanding as of May 2, 2016.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,269	$30,974
Accounts receivable, net	167,752	160,848
Inventories	151,956	241,320
Fair value of derivative assets	134,087	157,714
Other current assets	54,657	57,006
Total current assets	516,721	647,862
Property, plant and equipment, net	250,342	250,909
Intangibles, net	21,073	22,113
Other assets, net	31,576	16,160
Goodwill	63,288	63,288
Total assets	$883,000	$1,000,332
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$67,236	$91,387
Accrued liabilities	40,931	47,840
Fair value of derivative liabilities	25,784	37,178
Due to General Partner	8,416	14,021
Current portion of long-term debt	91,632	332,914
Current portion of capital leases	1,015	1,002
Total current liabilities	235,014	524,342
Commitments and contingencies (Note 9)	—	—
Long-term debt	435,882	283,561
Long-term capital leases	3,423	3,623
Other liabilities	15,694	14,995
Due to General Partner	955	1,264
Deferred income taxes	14,969	15,062
Total liabilities	705,937	842,847
Unitholders’ equity:
Common unitholders - public (9,197,649 units and 8,977,378 units issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively)	198,150	189,483
Common unitholders - affiliated (2,034,378 units issued and outstanding)	566	(1,370)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding)	(9,402)	(18,989)
Accumulated other comprehensive loss, net of tax	(12,251)	(11,639)
Total unitholders’ equity	177,063	157,485
Total liabilities and unitholders’ equity	$883,000	$1,000,332

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2016	2015
Net sales	$722,907	$1,598,358
Cost of products sold (exclusive of depreciation and amortization)	639,620	1,490,373
Operating expenses	16,829	18,883
Selling, general and administrative	24,130	32,381
Depreciation and amortization	5,031	4,992
Total operating costs and expenses	685,610	1,546,629
Operating income	37,297	51,729
Other (expense) income	(95)	514
Interest income	127	112
Interest expense	(6,983)	(7,766)
Income before income taxes	30,346	44,589
Income tax provision	(525)	(650)
Net income	29,821	43,939
Incentive distributions declared	(275)	—
Limited partners’ interest in net income	$29,546	$43,939

Net income per limited partner unit:
Common - basic	$1.39	$2.10
Common - diluted	$1.38	$2.06
Subordinated - basic and diluted	$1.39	$2.10
Units used to compute net income per limited partner unit:
Common - basic	11,109,914	10,897,488
Common - diluted	11,249,460	11,064,510
Subordinated - basic and diluted	10,071,970	10,071,970

Distribution declared per common and subordinated units	$0.5325	$0.4725

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$29,821	$43,939
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps
Net loss arising in the period	(1,054)	(700)
Reclassification adjustment related to losses realized in income	396	130
Net change in unrealized loss on interest rate swaps	(658)	(570)
Tax effect	12	17
	(646)	(553)
Foreign currency translation adjustment	34	(1,349)
Other comprehensive loss	(612)	(1,902)
Comprehensive income	$29,209	$42,037

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2014	$171,055	$(5,566)	$(39,762)	$—	$(9,833)	$115,894
Net income	33,218	7,558	37,418	154	—	78,348
Other comprehensive loss	—	—	—	—	(1,806)	(1,806)
Unit-based compensation	1,284	292	1,446	—	—	3,022
Distributions paid	(17,172)	(3,906)	(19,337)	(154)	—	(40,569)
Common units issued with annual bonus	2,088	479	2,372	—	—	4,939
Units withheld for employee tax obligation	(990)	(227)	(1,126)	—	—	(2,343)
Balance at December 31, 2015	189,483	(1,370)	(18,989)	—	(11,639)	157,485
Net income	12,706	2,848	14,100	167	—	29,821
Other comprehensive loss	—	—	—	—	(612)	(612)
Unit-based compensation	652	146	723	—	—	1,521
Distributions paid	(4,671)	(1,053)	(5,212)	(167)	—	(11,103)
Payments for distribution equivalents	(110)	(25)	(123)	—	—	(258)
Common units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligation	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance at March 31, 2016	$198,150	$566	$(9,402)	$—	$(12,251)	$177,063

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$29,821	$43,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	5,957	5,898
Provision for doubtful accounts	122	730
Gain on sale of assets and insurance recoveries	79	(514)
Deferred income taxes	(81)	(678)
Non-cash unit-based compensation	236	4,068
Changes in assets and liabilities:
Accounts receivable	(7,229)	(53,480)
Inventories	89,708	172,643
Prepaid expenses and other assets	5,323	7,230
Fair value of commodity derivative instruments	25,363	26,531
Due to General Partner and affiliates	(5,356)	(3,510)
Accounts payable, accrued liabilities and other	(27,509)	(80,439)
Net cash provided by operating activities	116,434	122,418
Cash flows from investing activities
Purchases of property, plant and equipment	(3,622)	(3,527)
Acquisitions, net of cash acquired	(29,065)	—
Proceeds from property insurance settlement and sale of assets	119	336
Net cash used in investing activities	(32,568)	(3,191)
Cash flows from financing activities
Net payments under credit agreements	(89,008)	(87,042)
Payments on capital lease liabilities and term debt	(251)	(390)
Payments on long-term terminal obligations	(78)	(97)
Debt issue costs	(2,092)	(1,938)
Distributions to unitholders	(11,103)	(9,589)
Payments for distribution equivalents	(258)	—
Foreign exchange on capital lease obligations	64	(157)
Units withheld for employee tax obligation	(3,870)	(2,343)
Net cash used in financing activities	(106,596)	(101,556)
Effect of exchange rate changes on cash balances held in foreign currencies	25	(142)
Net change in cash and cash equivalents	(22,705)	17,529
Cash and cash equivalents, beginning of period	30,974	4,080
Cash and cash equivalents, end of period	$8,269	$21,609
Supplemental disclosure of cash flow information
Cash paid for interest	$5,825	$6,929
Cash paid for taxes	$153	$773

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands unless otherwise stated)
1. Description of Business and Summary of Significant Accounting Policies
Partnership Businesses
Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 to engage in activities for which limited partnerships may be organized under the Delaware Revised Limited Partnership Act including, but not limited to, actions to form a limited liability company and/or acquire assets owned by Sprague Operating Resources LLC, a Delaware limited liability company and the Partnership’s operating company. The Partnership is a wholesale and commercial distributor engaged in the purchase, storage, distribution and sale of refined products and natural gas, and also provides storage and handling services for a broad range of materials.
Unless the context otherwise requires, references to “Sprague Resources” and the “Partnership” refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its general partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner. References to the “General Partner” refer to Sprague Resources GP LLC.
The Partnership owns, operates and/or controls a network of 19 refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal, certain commercial trucking activities and the heating equipment service business.
As of March 31, 2016, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016 (the “2015 Annual Report”).
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

The Partnership's significant accounting policies are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Partnership’s audited consolidated financial statements, included in the 2015 Annual Report, and are the same as are used in preparing these unaudited interim condensed consolidated financial statements.
The consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2016 and December 31, 2015 and the consolidated results of operations and cash flows for the three and three months ended March 31, 2016 and 2015, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Recent Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses areas for simplification involving several aspects of the accounting for share-based payment transactions including, among other things, income tax consequences of excess benefits and deficiencies, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the use of forfeiture estimates. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The Partnership is currently evaluating both the impact of this new standard on the consolidated financial statements and the transition method it will utilize upon adoption.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating both the impact of this new standard on the consolidated financial statements and the transition method it will utilize upon adoption.
In October 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Partnership adopted the application of this ASU in 2016 which resulted in no impact to its consolidated financial statements relating to the Partnership's previous acquisitions.
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
In April 2015, the FASB issued ASU 2015-6, Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions (a consensus of the Emerging Issues Task Force). The Partnership adopted the application of this ASU in 2016 which resulted in no changes to the presentation of earnings per unit or related disclosures in connection with the Partnership’s 2014 dropdown transaction.

In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership has adopted the application of these ASUs by electing to continue its policy of deferring and presenting debt issuance costs related to its revolving credit agreement as an asset and amortizing the deferred debt issuance costs ratably over the term of the arrangement as addressed by the SEC commentary in ASU 2015-15. As of March 31, 2016 and December 31, 2015, the Partnership’s unamortized debt issuance costs were $15.3 million and $14.2 million, respectively, and are included in other assets, net.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). Both ASU 2016-10 and ASU 2016-08 were issued to clarify implementation guidance and did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership continues to evaluate both the impact of these new standards on the consolidated financial statements and the transition method it will utilize for adoption.
2. Business Combinations
Santa Buckley Energy, Inc.
On February 1, 2016, the Partnership purchased the natural gas assets of Santa Buckley Energy, Inc. (“SBE”) for $17.5 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $29.1 million. SBE markets natural gas to commercial, industrial and municipal consumers in the Northeast United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility. The operations of SBE are included in the Partnership's natural gas segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Derivative assets	$22,121
Other current assets and prepaids	2,168
Intangibles and other	22,398
Total assets acquired	46,687
Accrued liabilities	219
Derivative liabilities	15,007
Other liabilities	2,396
Total liabilities assumed	17,622
Net assets acquired	$29,065
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The Partnership expects to finalize the purchase allocation during 2016. The final allocation of the purchase price and resulting effect on income from operations may differ from the amount included above. The Partnership recognized less than $0.1 million of acquisition related costs that were expensed and are included in selling, general and administrative expense.

3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2016	December 31, 2015
Fair value of interest rate swaps, net of tax	$(1,472)	$(826)
Cumulative foreign currency translation adjustment	(10,779)	(10,813)
Accumulated other comprehensive loss, net of tax	$(12,251)	$(11,639)
4. Inventories

	March 31, 2016	December 31, 2015
Petroleum and related products	$130,490	$215,048
Asphalt	18,711	20,677
Coal	1,946	3,713
Natural gas	809	1,882
Inventories	$151,956	$241,320
Due to changing market conditions, the Partnership recorded a provision of $4.3 million and $27.9 million as of March 31, 2016 and December 31, 2015, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations.
5. Debt

	March 31, 2016	December 31, 2015
Current debt
Credit agreement	$91,410	$332,703
Other	222	211
Current debt	91,632	332,914
Long-term debt
Credit agreement	435,560	283,197
Other	322	364
Long-term debt	435,882	283,561
Total debt	$527,514	$616,475

Credit Agreement
On March 10, 2016, Sprague Resources LLC, the operating company of the Partnership and Kildair Service ULC ("Kildair") entered into an amendment to its amended and restated revolving credit agreement (the “Credit Agreement”) that matures on December 9, 2019. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The revolving credit facilities under the Credit Agreement contain, among other items, the following:

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
As of March 31, 2016 and December 31, 2015, working capital facilities borrowings were $262.6 million and $332.5 million, respectively, and outstanding letters of credit were $14.4 million and $23.6 million, respectively. The working capital facilities are subject to borrowing base reporting and as of March 31, 2016 and December 31, 2015, had a borrowing base of $395.5 million and $542.6 million, respectively. As of March 31, 2016, excess availability under the working capital facility was $118.5 million.
Acquisition line borrowings were $264.4 million at March 31, 2016 and $283.4 million at December 31, 2015. As of March 31, 2016, excess availability under the acquisition facility was $285.6 million.
The weighted average interest rate was 3.1% and 2.9% at March 31, 2016 and December 31, 2015, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the credit agreement at March 31, 2016 and December 31, 2015 represents the amounts intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of March 31, 2016, the Partnership is in compliance with these financial covenants.
6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $25.5 million and $32.6 million for the three months ended March 31, 2016 and 2015, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At March 31, 2016 and December 31, 2015 total amounts due to the General Partner with respect to these benefits and overhead costs were $9.4 million and $14.0 million, respectively.
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

The Partnership’s materials handling segment offloads, stores, and/or prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are fee-based activities which are generally conducted under multi-year agreements.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2016 and 2015, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $33.6 million and $58.1 million for the three months ended March 31, 2016 and 2015, respectively.
Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net sales:
Refined products	$589,944	$1,431,845
Natural gas	115,619	146,679
Materials handling	11,391	10,184
Other operations	5,953	9,650
Net sales	$722,907	$1,598,358
Adjusted gross margin(1):
Refined products	$41,642	$66,306
Natural gas	31,122	34,817
Materials handling	11,392	10,184
Other operations	2,298	2,983
Adjusted gross margin	86,454	114,290
Reconciliation to operating income(2):
Add: unrealized loss on inventory(3)	(3,304)	(3,534)
Add: unrealized gain on prepaid forward contracts(4)	481	—
Add: unrealized loss on natural gas transportation contracts(5)	(344)	(2,771)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(16,829)	(18,883)
Selling, general and administrative	(24,130)	(32,381)
Depreciation and amortization	(5,031)	(4,992)
Operating income	37,297	51,729
Other (expense) income	(95)	514
Interest income	127	112
Interest expense	(6,983)	(7,766)
Income tax provision	(525)	(650)
Net income	$29,821	$43,939

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
At March 31, 2016, goodwill recorded for the Refined Products, Natural Gas, Materials Handling and Other Operations segments amounted to $36.6 million, $18.6 million, $6.9 million and $1.2 million, respectively.
8. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2016 and December 31, 2015, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of March 31, 2016 and December 31, 2015, the carrying value of the Partnership’s margin deposits with brokers consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of March 31, 2016 and December 31, 2015, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2016 will settle prior to September 30, 2017.

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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2016 and December 31, 2015.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity exchange contracts	$13	$13	$—	$—
Commodity fixed forwards	133,619	—	133,619	—
Commodity swaps and options	340	—	340	—
Commodity derivatives	133,972	13	133,959	—
Interest rate swaps	115	—	115	—
Total	$134,087	$13	$134,074	$—
Financial liabilities:
Commodity fixed forwards	$21,767	$—	$21,767	$—
Commodity swaps and options	2,384	—	2,384	—
Commodity derivatives	24,151	—	24,151	—
Interest rate swaps	1,613	—	1,613	—
Other	20	—	20	—
Total	$25,784	$—	$25,784	$—

	As of December 31, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$157,389	$—	$157,389	$—
Commodity swaps and options	51	—	51	—
Commodity derivatives	157,440	—	157,440	—
Interest rate swaps	274	—	274	—
Total	$157,714	$—	$157,714	$—
Financial liabilities:
Commodity fixed forwards	$31,801	$—	$31,801	$—
Commodity swaps and options	4,250	—	4,250	—
Commodity derivatives	36,051	—	36,051	—
Interest rate swaps	1,115	—	1,115	—
Other	12	—	12	—
Total	$37,178	$—	$37,178	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $132.4 million at March 31, 2016. Information related to these offsetting arrangements is as follows:

	As of March 31, 2016
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$133,972	$—	$133,972	$(1,665)	$(381)	$131,926
Currency swap derivative assets	115	—	115	—	—	115
Fair value of derivative assets	$134,087	$—	$134,087	$(1,665)	$(381)	$132,041

Commodity derivative liabilities	$(24,151)	$—	$(24,151)	$1,665	$—	$(22,486)
Interest rate swap derivative liabilities	(1,613)	—	(1,613)	—	—	(1,613)
Other liabilities	(20)	—	(20)	—	—	(20)
Fair value of derivative liabilities	$(25,784)	$—	$(25,784)	$1,665	$—	$(24,119)

	As of December 31, 2015
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$157,440	$—	$157,440	$(1,811)	$(1,798)	$153,831
Interest rate swap derivative assets	274	—	274	—	—	274
Fair value of derivative assets	$157,714	$—	$157,714	$(1,811)	$(1,798)	$154,105

Commodity derivative liabilities	$(36,051)	$—	$(36,051)	$1,811	$—	$(34,240)
Interest rate swap derivative liabilities	(1,115)	—	(1,115)	—	—	(1,115)
Other liabilities	(12)	—	(12)	—	—	(12)
Fair value of derivative liabilities	$(37,178)	$—	$(37,178)	$1,811	$—	$(35,367)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization) in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2016	2015
Refined products contracts	$33,033	$61,804
Natural gas contracts	19,032	(4,328)
Total	$52,065	$57,476
There were no discretionary trading activities for the three months ended March 31, 2016 and 2015. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated.

	As of March 31, 2016		As of December 31, 2015
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,824	140,458	12,067	123,711
Short contracts	(9,665)	(79,474)	(16,558)	(75,785)
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
The Partnership's interest rate swap agreements outstanding as of March 31, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$100,000
There was no material ineffectiveness determined for the cash flow hedges for the three months ended March 31, 2016 and 2015.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2016, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was approximately $1.1 million.
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

10. Equity-Based Compensation
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. Approximately $5.0 million of the annual bonus expense accrual as of December 31, 2015 was subsequently settled by issuing 239,641 common units (market value of $4.1 million) and the Partnership withheld from the recipients 78,623 common units (market value of $1.3 million) to satisfy minimum tax withholding obligations. The Partnership estimates that $0.2 million of the annual bonus expense recorded during the three months ended March 31, 2016 will be settled in common units.
The board of directors of the General Partner grants performance-based phantom unit awards to key employees that vest if certain performance criteria are met. Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the phantom units granted, based on the Partnership’s achieving pre-determined performance criteria. The Partnership uses authorized but unissued units to satisfy its unit-based obligations.
Phantom unit awards granted during the years ended December 31, 2015 and 2014, include a market condition criteria that considers the Partnership's total unitholder return ("TUR") over the vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. These awards are equity awards with both service and market-based conditions, which results in compensation cost being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the TUR based performance-based phantom units granted was estimated based on a Monte Carlo model that estimated the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.
The TUR based performance phantom units with a performance period ending as of December 31, 2015 vested at the 200% level and as a result 74,050 common units (vested market value of $1.4 million) were issued during January 2016. In connection with these vested awards, the Partnership withheld from the recipients 24,683 units (vested market value of $0.5 million) to satisfy minimum tax withholding obligations.
Phantom unit awards granted during the three months ended March 31, 2016, vest on December 31, 2018 and include a performance criteria that considers the Partnership's operating cash flow, as defined therein ("OCF"), over the vesting period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are likely to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF-based phantom units was based on the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are likely to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.
The Partnership's long-term incentive phantom unit awards include a tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled. Payments made in connection with DERs are recorded as a reduction to unitholders' equity and totaled $0.3 million during the three months ended March 31, 2016.
Total unrecognized compensation cost related to performance-based phantom unit awards totaled $5.6 million as of March 31, 2016 which is expected to be recognized over a period of 33 months.

A summary of the Partnership’s unit awards subject to vesting during the three months ended March 31, 2016 is set forth below:

	Time Based and Restricted Units		Phantom Units (TUR-based)		Phantom Units (OCF-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2015	12,141	$19.63	215,051	$33.40	—	$—
Granted	—	—	—	$—	166,900	$17.52
Forfeited	—	—	—	—	—	—
Vested	(9,919)	(20.16)	—	—	—	—
Nonvested at March 31, 2016	2,222	$17.33	215,051	$33.40	166,900	$17.52
Unit-based compensation recorded in unitholders’ equity for the three months ended March 31, 2016 and 2015 was $1.0 million and $0.8 million, respectively, and is included in selling, general and administrative expenses.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970
Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with phantom and performance awards	58,358	—	—
Director vested awards	7,464	—	—
Balance as of December 31, 2015	8,977,378	2,034,378	10,071,970
Units issued in connection with employee bonus	161,018	—	—
Units issued in connection with phantom and performance awards	55,581	—	—
Employee vested awards	3,672	—	—
Balance as of March 31, 2016	9,197,649	2,034,378	10,071,970
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

The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Weighted average limited partner common units - basic	11,109,914	10,897,488
Dilutive effect of unvested restricted and phantom units	139,546	167,022
Weighted average limited partner common units - dilutive	11,249,460	11,064,510

The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit for the periods presented:

	Three Months Ended March 31, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$29,821
Distributions declared	$5,981	$5,363	$275	$11,619
Assumed net income from operations after distributions	9,516	8,686	—	18,202
Assumed net income to be allocated	$15,497	$14,049	$275	$29,821
Earnings per unit - basic	$1.39	$1.39
Earnings per unit - diluted	$1.38	$1.39

	Three Months Ended March 31, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$43,939
Distributions declared	$5,204	$4,759	$—	$9,963
Assumed net income from operations after distributions	17,630	16,346	—	33,976
Assumed net income to be allocated	$22,834	$21,105	$—	$43,939
Earnings per unit - basic	$2.10	$2.10
Earnings per unit - diluted	$2.06	$2.10
12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive.
Cash distributions paid to unitholders and for incentive distributions for the periods indicated were as follows:

		Cash Distributed
For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	Total
December 31, 2015	February 12, 2016	$0.5175	$5,724	$5,212	$167	$11,103
In addition, on April 27, 2016, the Partnership declared a cash distribution for the three months ended March 31, 2016, of $0.5325 per unit, totaling $11.6 million (including a $0.3 million IDR distribution). Such distributions are to be paid on May 13, 2016, to unitholders of record on May 9, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions, and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; (x) our ability to successfully complete our organic growth and acquisition projects and to realize the anticipated financial benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K, filed on March 10, 2016 with the U.S. Securities and Exchange Commission (“SEC”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

Forward-looking statements contained in this Quarterly Report speak only as of the date of this Quarterly Report (or other date as specified in this Quarterly Report) or as of the date given if provided in another filing with the SEC. We undertake no obligation, and disclaim any obligation, to publicly update, review or revise any forward-looking statements to reflect events or circumstances after the date of such statements. All forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our existing and future periodic reports filed with the SEC.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three months ended March 31, 2016 contained elsewhere in this Quarterly Report and the audited financial statements and related notes thereto as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission (the “SEC”) on March 10, 2016 (the “2015 Annual Report”).
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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.2 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.0 million barrels of additional storage capacity attributable to 45 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 50 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin which is a non-GAAP financial measure used by management and external users of our Consolidated and Combined Financial Statements to assess the economic results of operations. For a description of how we define adjusted gross margin see “Adjusted Gross Margin and Adjusted EBITDA.” For a reconciliation of adjusted gross margin to the GAAP measure most directly comparable thereto see “Results of Operations.” See "Segment Reporting" included under Note 7 to our Unaudited Consolidated Condensed Financial Statements for a presentation of our financial results by reportable segment.
A summary of the adjusted gross margin generated by each of our segments as a percentage of our total adjusted gross margin follows:

	For the Three Months Ended March 31,
Operating Segment:	2016	2015
Refined Products	48%	58%
Natural Gas	36%	30%
Materials Handling	13%	9%
Other	3%	3%
Total	100%	100%
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended March 31, 2016 and 2015, we sold 477.4 million and 726.4 million gallons of refined products, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 16,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the three months ended March 31, 2016 and 2015, we sold 18.8 million Bcf and 20.0 million Bcf of natural gas, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended March 31, 2016 we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 75.4 million gallons of liquid materials. For the three months ended March 31, 2015, we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 74.8 million gallons of liquid materials.

Our other operations segment includes the marketing and distribution of coal conducted in our Portland, Maine terminal, commercial trucking activity conducted by our Canadian subsidiary and our heating equipment service business.
We take title to the products we sell in our refined products and natural gas segments. We do not take title to any of the products in our materials handling segment. In order to manage our exposure to commodity price fluctuations, we use derivatives and forward contracts to maintain a position that is substantially balanced between product purchases and product sales.
As of March 31, 2016, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns.
Non-GAAP Financial Measures
We present the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin in this Quarterly Report.
For a description of how we define EBITDA, adjusted EBITDA, and adjusted gross margin see below under “How Management Evaluates Our Results of Operations.” For a reconciliation of EBITDA, adjusted EBITDA and adjusted gross margin to the GAAP measures most directly comparable thereto, see below “Results of Operations”.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") include employee salaries and benefits, discretionary bonus, marketing costs, corporate overhead, professional fees, information technology and office space expenses. Employee wages, related employee expenses and certain rental costs included in our SG&A expenses are incurred on our behalf by our General Partner and reimbursed by us.
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
Similarly, we can hedge our natural gas transportation assets (i.e., pipeline capacity) within the guidelines set in our risk management policy. Although we do not own any natural gas pipelines, we secure the use of pipeline capacity to support our natural gas requirements by either leasing capacity over a pipeline for a defined time period or by being assigned capacity from a local distribution company for supplying our customers. As the spread between the price of gas between the origin and delivery point widens (assuming the value exceeds the fixed charge of the transportation), the market value of the natural gas transportation contracts assets will typically increase. If the market value of the transportation asset exceeds costs, we may seek to hedge or “lock in” the value of the transportation asset for future periods using available financial instruments. For GAAP purposes, the increase in value of the natural gas transportation assets is not recorded as income in the statement of operations until the transportation is utilized in the future (i.e., when natural gas is delivered to our customer). If the value of the natural gas transportation assets increase, the hedges on the natural gas transportation assets lose value, creating hedging losses in our statement of operations. The natural gas transportation assets market value is calculated daily based on the volume and prices at the corresponding pipeline locations. The daily prices are based on trader assessed quotes which represent observable transactions in the market place, with the end-month valuations primarily based on Platts prices where available or adding a location differential to the price assessment of a more liquid location.
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
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of the trends and factors that impact our business.

Results of Operations
In February 2016, we expanded our natural gas business through our acquisition of the natural gas assets of Santa Buckley Energy, Inc. ("SBE"). Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations.
The results of operations of our refined products and natural gas businesses are impacted by seasonality, due primarily to an increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our revenues. For these and other reasons, our results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for future periods or for the full fiscal year ending December 31, 2016.
The following tables present information regarding our volumes, net sales, and adjusted gross margin by segment, as well as our EBITDA, adjusted EBITDA, and information on weather conditions for the periods presented.

	Three Months Ended March 31, 2016
	2016	2015
	(in thousands)
Volumes:
Refined products (gallons)	477,372	726,432
Natural gas (MMBtus)	18,831	20,013
Materials handling (short tons)	637	585
Materials handling (gallons)	75,390	74,760
Net Sales:
Refined products	$589,944	$1,431,845
Natural gas	115,619	146,679
Materials handling	11,391	10,184
Other operations	5,953	9,650
Total net sales	$722,907	$1,598,358
Adjusted Gross Margin:
Refined products	$41,642	$66,306
Natural gas	31,122	34,817
Materials handling	11,392	10,184
Other operations	2,298	2,983
Total adjusted gross margin	$86,454	$114,290
Reconciliation to Operating Income:
Total adjusted gross margin	$86,454	$114,290
Add: unrealized loss on inventory (1)	(3,304)	(3,534)
Add: unrealized gain on prepaid forward contracts (2)	481	—
Add: unrealized loss on natural gas transportation contracts (3)	(344)	(2,771)
Operating expenses	(16,829)	(18,883)
Selling, general and administrative	(24,130)	(32,381)
Depreciation and amortization	(5,031)	(4,992)
Operating income	$37,297	$51,729
Other (expense) income	(95)	514
Interest income	127	112
Interest expense	(6,983)	(7,766)
Income tax provision	(525)	(650)
Net income	$29,821	$43,939

	Three Months Ended March 31, 2016
	2016	2015
	(in thousands)
Reconciliation of Net income to Adjusted EBITDA
Net income	$29,821	$43,939
Add/(deduct):
Interest expense, net	6,856	7,654
Tax expense	525	650
Depreciation and amortization	5,031	4,992
EBITDA (4):	$42,233	$57,235
Add: unrealized loss on inventory (1)	3,304	3,534
Add: unrealized gain on prepaid forward contracts (2)	(481)	—
Add: unrealized loss on natural gas transportation contracts (3)	344	2,771
Adjusted EBITDA (4):	$45,400	$63,540
Other Data:
Normal heating degree days(5)	3,310	3,274
Actual heating degree days	2,922	3,881
Variance from normal heating degree days	(11.7)%	18.5%
Variance from prior period actual heating degree days	(24.7)%	7.6%

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

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Our results of operations for the three months ended March 31, 2016 reflect:

•	decreasing net sales, sales volumes, adjusted gross margin and adjusted unit gross margin in our refined products segment;

•	decreasing net sales, sales volumes, adjusted gross margin and adjusted unit gross margin in our natural gas segment; and

•	increasing net sales and adjusted gross margin in our materials handling segment.

	Three Months Ended March 31, 2016		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	477,372	726,432	(249,060)	(34)%
Natural gas (MMBtus)	18,831	20,013	(1,182)	(6)%
Materials handling (short tons)	637	585	52	9%
Materials handling (gallons)	75,390	74,760	630	1%
Net Sales:
Refined products	$589,944	$1,431,845	$(841,901)	(59)%
Natural gas	115,619	146,679	(31,060)	(21)%
Materials handling	11,391	10,184	1,207	12%
Other operations	5,953	9,650	(3,697)	(38)%
Total net sales	$722,907	$1,598,358	$(875,451)	(55)%
Adjusted Gross Margin:
Refined products	$41,642	$66,306	$(24,664)	(37)%
Natural gas	31,122	34,817	(3,695)	(11)%
Materials handling	11,392	10,184	1,208	12%
Other operations	2,298	2,983	(685)	(23)%
Total adjusted gross margin	$86,454	$114,290	$(27,836)	(24)%
Adjusted Unit Gross Margin:
Refined products	$0.087	$0.091	$(0.004)	(4)%
Natural gas	$1.653	$1.740	$(0.087)	(5)%
Refined Products
Refined products net sales decreased $841.9 million or 59%, compared to the first quarter in 2015, due to a combination of a 37% decline in the average sales price due to a lower energy price environment and a 34% reduction in product volume, as described below.
Refined products adjusted gross margin decreased $24.7 million as compared to the first quarter of 2015 due to a combination of reduced volumes and lower unit margins. The milder weather (25% reduction in heating degree days compared to the same period last year) was the primary factor contributing to the volume decline, with a secondary factor being a highly competitive market for discretionary volumes due to the well-supplied markets. The highly competitive market led to reduced unit margins for discretionary sales. Also contributing to the overall margin decrease were fewer natural gas interruptions and a low natural gas price environment which resulted in fewer sales to interruptible power generators. Gasoline volumes were 27% lower, impacted by refiner-induced highly competitive markets. An improved distillate market structure offset a portion of the margin decline.

Natural Gas
Natural gas net sales decreased $31.1 million as compared to the first quarter of 2015 primarily due to a lower energy price environment, which resulted in a 16% reduction in average selling price, and a 6% decline in volume, as described below.
Natural gas adjusted gross margin declined by $3.7 million compared to the same period last year as gains from the Santa Energy acquisition at the beginning of February were more than offset by lower volumes and unit margins in the majority of Sprague's natural gas business. The primary factor in the lower margins was the decline in demand due to the substantially milder weather conditions, as reflected by the 25% reduction in heating degree days compared to the same period in 2015. Milder temperatures also contributed significantly to fewer optimization opportunities, further contributing to the lower margins realized.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $1.2 million compared to the first quarter of 2015, primarily as a result of higher wind energy component handling activity and increased throughput and storage fees.
Other Operations
Net sales from other operations decreased by $3.7 million compared to the first quarter of 2015 largely as a result of reduced coal demand given milder weather conditions.
Adjusted gross margins from other operations decreased $0.7 million, primarily as a result of the lower coal requirements and to a lesser extent a reduction in heating equipment service and installations.
Operating Costs and Expenses
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Operating expenses	$16,829	$18,883	$(2,054)	(11)%
Selling, general and administrative	$24,130	$32,381	$(8,251)	(25)%
Depreciation and amortization	$5,031	$4,992	$39	1%
Interest expense, net	$6,856	$7,654	$(798)	(10)%
Operating Expenses. Operating expenses decreased $2.1 million compared to the first quarter of 2015 primarily as a result of a $1.0 million decrease in employee related costs and a $0.9 million decrease in boiler fuel costs at our terminals as a result of lower commodity prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.3 million, compared to the first quarter of 2015 reflecting lower employee related expenses of $7.7 million primarily attributable to decreased incentive compensation and $0.7 million of decreased merger and acquisition related expenses.
Depreciation and Amortization. Depreciation and amortization remained relatively unchanged compared to the first quarter of 2015.
Interest Expense, net. Interest expense decreased $0.8 million, primarily due to lower working capital requirements as a result of lower commodity prices, partially offset by higher interest rates impacting both the working capital and acquisition facilities as compared to the three months ended March 31, 2015.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2016, we had working capital of $281.7 million.
As of March 31, 2016, the undrawn borrowing capacity under the working capital facility was $118.5 million and the undrawn borrowing capacity under the acquisition facility was $285.6 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2016, the amount drawn under the working capital facility of our Credit Agreement fluctuated from a low of $249.8 million to a high of $332.5 million.
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
Credit Agreement
On March 10, 2016, Sprague Operating Resources LLC, the operating company of the Partnership, Sprague Resources ULC and Kildair ULC ("Kildair") entered into an amendment to its amended and restated revolving credit agreement (the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The Credit Agreement matures on December 9, 2019 and contains, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2016.
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
During the three months ended March 31, 2016, we spent a total of $1.4 million for maintenance capital expenditures and $2.2 million for expansion and/or upgrades of our terminals. We anticipate that future maintenance capital expenditures and future expansion capital requirements will be funded with cash generated by operations or provided through long-term borrowings or other debt financings and/or equity offerings.

Cash Flows

	Three Months Ended March 31,
	2016	2015
	($ in thousands)
Net cash provided by operating activities	$116,434	$122,418
Net cash used in investing activities	$(32,568)	$(3,191)
Net cash used in financing activities	$(106,596)	$(101,556)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2016 was $116.4 million and was primarily driven by cash inflows as a result of a decrease of $89.7 million in inventories due to lower commodity prices and a seasonal reduction in inventory requirements, a decrease of $25.4 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we came out of the peak season and $29.8 million in net income. These inflows were offset by cash outflows as a result of a reduction of $27.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Net cash provided by operating activities for the three months ended March 31, 2015 was $122.4 million and was primarily driven by a decrease of $172.6 million in inventories as a result of strong sales volumes, $43.9 million in net income and a decrease of $26.5 million in derivative instruments relating to the ratable liquidation of the Partnership's fixed forward contracts as we come out of the peak season. These inflows were partially offset by an increase of $53.5 million in accounts receivable relating to the persistent cold weather and strong sales during the period and additional marketing activities from our 2014 acquisitions, as well as a reduction of $80.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2016 was $32.6 million of which $29.1 million related to the purchase of the natural gas business of Santa Buckley Energy, Inc. ("SBE"), $2.2 million related to expansion capital expenditures and $1.4 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the three months ended March 31, 2015 was $3.2 million of which $2.1 million related to expansion capital expenditures and $1.4 million related to maintenance capital expenditure projects across our terminal system. This was partially offset by $0.3 million of proceeds from the sale of assets.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2016 was $106.6 million, and primarily resulted from $89.0 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels. Distributions to unitholders were $11.1 million.
Net cash used in financing activities for the three months ended March 31, 2015 was $101.6 million and primarily resulted from $87.0 million of net payments under our Credit Agreement due to reduced financing requirements from lower inventory levels and lower commodity prices. Distributions to unitholders were $9.6 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2016 and 2015.
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
The following table sets forth total realized and unrealized gains and (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the periods presented.

	Three Months Ended March 31,
	2016	2015
Refined products contracts	$33,033	$61,804
Natural gas contracts	19,032	(4,328)
Total	$52,065	$57,476
Substantially all of our commodity derivative contracts outstanding as of March 31, 2016 will settle prior to September 30, 2017.
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
Our interest rate swap agreements outstanding as of March 31, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$100,000
During the two year period ended March 31, 2016 we hedged approximately 27% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2016, we estimate that if short-term interest rates increased 100 basis points or decreased to zero, our interest expense would have increased by approximately $2.1 million and decreased by approximately $0.3 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.

Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016:

	As of March 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity exchange contracts	$13	$13	$—	$—
Commodity fixed forwards	133,619	—	133,619	—
Commodity swaps and options	340	—	340	—
Commodity derivatives	133,972	13	133,959	—
Interest rate swaps	115	—	115	—
Total	$134,087	$13	$134,074	$—
Financial liabilities:
Commodity fixed forwards	$21,767	$—	$21,767	$—
Commodity swaps and options	2,384	—	2,384	—
Commodity derivatives	24,151	—	24,151	—
Interest rate swaps	1,613	—	1,613	—
Other	20	—	20	—
Total	$25,784	$—	$25,784	$—
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

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in our 2015 Annual Report, which could materially affect our business, financial condition or future results.

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

10.1
Amendment to Amended and Restated Credit Agreement, dated March 10, 2016 among Sprague Operating Resources LLC, as U.S. borrower, Kildair Services ULC, as Canadian borrower, the several lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Sprague Resources LP's Current Report on Form 8-K filed March 11, 2016 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 6, 2016		/s/ Gary A. Rinaldi
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

10.1
Amendment to Amended and Restated Credit Agreement, dated March 10, 2016 among Sprague Operating Resources LLC, as U.S. borrower, Kildair Services ULC, as Canadian borrower, the several lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 of Sprague Resources LP's Current Report on Form 8-K filed March 11, 2016 (File No. 001-36137)).

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