Form 10-Q
period 2016-06-30
Sprague Resources LP
filed 2016-08-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 11,232,027 common units and 10,071,970 subordinated units outstanding as of August 1, 2016.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,172	$30,974
Accounts receivable, net	117,084	160,848
Inventories	160,394	241,320
Fair value of derivative assets	82,043	157,714
Other current assets	43,939	57,006
Total current assets	414,632	647,862
Property, plant and equipment, net	250,647	250,909
Intangibles, net	26,032	22,113
Other assets, net	16,028	16,160
Goodwill	70,550	63,288
Total assets	$777,889	$1,000,332
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$60,427	$91,387
Accrued liabilities	38,981	47,840
Fair value of derivative liabilities	51,282	37,178
Due to General Partner	5,707	14,021
Current portion of working capital facilities	—	332,500
Current portion of capital leases and other debt	1,467	1,213
Total current liabilities	157,864	524,139
Working capital facilities - less current portion	163,800	—
Acquisition facility	264,400	283,400
Capital leases and other debt - less current portion	4,693	3,987
Other liabilities	15,183	14,995
Due to General Partner	1,066	1,264
Deferred income taxes	14,452	15,062
Total liabilities	621,458	842,847
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common unitholders - public (9,197,649 units and 8,977,378 units issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively)	189,333	189,483
Common unitholders - affiliated (2,034,378 units issued and outstanding)	(1,410)	(1,370)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding)	(19,182)	(18,989)
Accumulated other comprehensive loss, net of tax	(12,310)	(11,639)
Total unitholders’ equity	156,431	157,485
Total liabilities and unitholders’ equity	$777,889	$1,000,332

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$477,487	$661,743	$1,200,394	$2,260,101
Cost of products sold (exclusive of depreciation and amortization)	441,107	616,059	1,080,727	2,106,432
Operating expenses	16,524	17,641	33,353	36,524
Selling, general and administrative	18,234	18,918	42,364	51,299
Depreciation and amortization	5,641	5,185	10,672	10,177
Total operating costs and expenses	481,506	657,803	1,167,116	2,204,432
Operating (loss) income	(4,019)	3,940	33,278	55,669
Other (expense) income	—	—	(95)	514
Interest income	212	117	339	229
Interest expense	(6,511)	(6,459)	(13,494)	(14,225)
(Loss) income before income taxes	(10,318)	(2,402)	20,028	42,187
Income tax benefit (provision)	573	(148)	48	(798)
Net (loss) income	(9,745)	(2,550)	20,076	41,389
Incentive distributions declared	(381)	(49)	(656)	(49)
Limited partners’ interest in net (loss) income	$(10,126)	$(2,599)	$19,420	$41,340

Net (loss) income per limited partner unit:
Common - basic	$(0.48)	$(0.12)	$0.91	$1.97
Common - diluted	$(0.48)	$(0.12)	$0.89	$1.93
Subordinated - basic and diluted	$(0.48)	$(0.12)	$0.91	$1.97
Units used to compute net (loss) income per limited partner unit:
Common - basic	11,229,805	10,999,848	11,169,860	10,947,890
Common - diluted	11,229,805	10,999,848	11,456,519	11,174,910
Subordinated - basic and diluted	10,071,970	10,071,970	10,071,970	10,071,970

Distribution declared per common and subordinated units	$0.5475	$0.4875	$1.0800	$0.9600

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(9,745)	$(2,550)	$20,076	$41,389
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps
Net loss arising in the period	(582)	(260)	(1,636)	(960)
Reclassification adjustment related to losses realized in income	402	128	798	258
Net change in unrealized loss on interest rate swaps	(180)	(132)	(838)	(702)
Tax effect	3	4	15	21
	(177)	(128)	(823)	(681)
Foreign currency translation adjustment	118	100	152	(1,249)
Other comprehensive loss	(59)	(28)	(671)	(1,930)
Comprehensive (loss) income	$(9,804)	$(2,578)	$19,405	$39,459

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive (Loss) Income	Total
Balance at December 31, 2014	$171,055	$(5,566)	$(39,762)	$—	$(9,833)	$115,894
Net income	33,218	7,558	37,418	154	—	78,348
Other comprehensive loss	—	—	—	—	(1,806)	(1,806)
Unit-based compensation	1,284	292	1,446	—	—	3,022
Distributions paid	(17,172)	(3,906)	(19,337)	(154)	—	(40,569)
Common units issued with annual bonus	2,088	479	2,372	—	—	4,939
Units withheld for employee tax obligations	(990)	(227)	(1,126)	—	—	(2,343)
Balance at December 31, 2015	189,483	(1,370)	(18,989)	—	(11,639)	157,485
Net income	8,444	1,880	9,310	442	—	20,076
Other comprehensive loss	—	—	—	—	(671)	(671)
Unit-based compensation	995	221	1,097	—	—	2,313
Distributions paid	(9,569)	(2,136)	(10,576)	(442)	—	(22,723)
Payments for distribution equivalents	(110)	(25)	(123)	—	—	(258)
Common units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligations	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance at June 30, 2016	$189,333	$(1,410)	$(19,182)	$—	$(12,310)	$156,431

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$20,076	$41,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	12,616	11,964
Provision for doubtful accounts	172	1,063
Loss (gain) on sale of assets and insurance recoveries	81	(524)
Deferred income taxes	(593)	(388)
Non-cash unit-based compensation	939	4,132
Changes in assets and liabilities:
Accounts receivable	43,388	124,251
Inventories	81,271	181,797
Prepaid expenses and other assets	16,183	16,256
Fair value of commodity derivative instruments	103,283	76,101
Due to General Partner and affiliates	(7,869)	(4,386)
Accounts payable, accrued liabilities and other	(36,379)	(141,644)
Net cash provided by operating activities	233,168	310,011
Cash flows from investing activities
Purchases of property, plant and equipment	(6,850)	(6,944)
Acquisitions, net of cash acquired	(29,065)	—
Proceeds from property insurance settlement and sale of assets	131	310
Net cash used in investing activities	(35,784)	(6,634)
Cash flows from financing activities
Net payments under credit agreements	(187,470)	(273,407)
Payments on capital lease liabilities and term debt	(552)	(632)
Payments on long-term terminal obligations	(264)	(172)
Debt issue costs	(2,089)	(1,938)
Distributions to unitholders	(22,723)	(19,547)
Payments for distribution equivalents	(258)	—
Foreign exchange on capital lease obligations	7	(133)
Units withheld for employee tax obligations	(3,870)	(2,343)
Net cash used in financing activities	(217,219)	(298,172)
Effect of exchange rate changes on cash balances held in foreign currencies	33	(55)
Net change in cash and cash equivalents	(19,802)	5,150
Cash and cash equivalents, beginning of period	30,974	4,080
Cash and cash equivalents, end of period	$11,172	$9,230
Supplemental disclosure of cash flow information
Cash paid for interest	$11,533	$12,864
Cash paid for taxes	$857	$2,695

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
As of June 30, 2016, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
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
The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2016 and December 31, 2015 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2016 and 2015, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3") which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership has adopted the application of these ASUs by electing to continue its policy of deferring and presenting debt issuance costs related to its revolving credit agreement as an asset and amortizing the deferred debt issuance costs ratably over the term of the arrangement as addressed by the SEC commentary in ASU 2015-15. As of June 30, 2016 and December 31, 2015, the Partnership’s unamortized debt issuance costs were $14.2 million for both periods, and are included in other assets, net.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The FASB has issued several ASUs subsequent to ASU 2014-9 in order to clarify implementation guidance but did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership continues to evaluate both the impact of these new standards on the consolidated financial statements and the transition method it will utilize for adoption.
2. Business Combinations
Santa Buckley Energy, Inc.
On February 1, 2016, the Partnership purchased the natural gas assets of Santa Buckley Energy, Inc. (“SBE”) for $17.5 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $29.1 million. SBE markets natural gas to commercial, industrial and municipal consumers in the Northeast United States. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility. The operations of SBE are included in the Partnership's natural gas segment since the acquisition date and are not significant.
At the time of the acquisition, a preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. The Partnership updated the purchase allocation during the three months ended June 30, 2016, and the effect on previously reported operating results was not significant. The Partnership recognized less than $0.1 million of acquisition related costs that were expensed and are included in selling, general and administrative expense.
The following table summarizes the fair values of the assets acquired and liabilities assumed:

	March 31, 2016	Adjustments	June 30, 2016
Derivative assets	$22,121	$557	$22,678
Other current assets and prepaids	2,168	—	2,168
Intangibles and other	22,398	(15,859)	6,539
Natural gas transportation asset	—	8,040	8,040
Total identifiable assets acquired	46,687	(7,262)	39,425
Accrued liabilities	219	—	219
Derivative liabilities	15,007	—	15,007
Natural gas transportation liability	2,396	—	2,396
Total liabilities assumed	17,622	—	17,622
Net identifiable assets acquired	29,065	(7,262)	21,803
Goodwill	$—	$7,262	7,262
Net assets acquired	$29,065	$—	$29,065
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
The goodwill recognized is primarily attributable to SBE’s reputation in the Northeast United States and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is expected to be deductible for tax purposes.

3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2016	December 31, 2015
Fair value of interest rate swaps, net of tax	$(1,649)	$(826)
Cumulative foreign currency translation adjustment	(10,661)	(10,813)
Accumulated other comprehensive loss, net of tax	$(12,310)	$(11,639)
4. Inventories

	June 30, 2016	December 31, 2015
Petroleum and related products	$141,766	$215,048
Asphalt	16,309	20,677
Natural gas	1,421	1,882
Coal	898	3,713
Inventories	$160,394	$241,320
Due to changing market conditions, the Partnership recorded a provision of $3.8 million and $27.9 million as of June 30, 2016 and December 31, 2015, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).
5. Credit Agreement

	June 30, 2016	December 31, 2015
Working capital facilities	$163,800	$332,500
Acquisition facility	264,400	283,400
Total credit agreement	428,200	615,900
Less: current portion of working capital facilities	—	(332,500)
Long-term portion	$428,200	$283,400

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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2016 and December 31, 2015, had a borrowing base of $327.5 million and $542.6 million, respectively. As of June 30, 2016 and December 31, 2015, outstanding letters of credit were $9.8 million and $23.6 million, respectively. As of June 30, 2016, excess availability under the working capital facilities was $153.9 million and excess availability under the acquisition facilities was $285.6 million.
The weighted average interest rate was 3.2% and 2.9% at June 30, 2016 and December 31, 2015, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the credit agreement at June 30, 2016 and December 31, 2015 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of June 30, 2016, the Partnership is in compliance with these financial covenants.
6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $20.3 million and $21.2 million for the three months ended June 30, 2016 and 2015, and $45.8 million and $53.8 million for the six months ended June 30, 2016 and 2015, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At June 30, 2016 and December 31, 2015 total amounts due to the General Partner with respect to these benefits and overhead costs were $6.8 million and $15.3 million, respectively.
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
The Partnership’s other activities include the purchase, sale and distribution of coal, commercial trucking activities unrelated to its refined products segment and a heating equipment service business. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2016 and 2015, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $35.3 million and $49.9 million for the three months ended June 30, 2016 and 2015, and $68.9 million and $108.0 million for the six months ended June 30, 2016 and 2015 respectively.
Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net sales:
Refined products	$390,725	$578,851	$980,669	$2,010,696
Natural gas	68,769	66,558	184,388	213,237
Materials handling	13,153	11,694	24,544	21,878
Other operations	4,840	4,640	10,793	14,290
Net sales	$477,487	$661,743	$1,200,394	$2,260,101
Adjusted gross margin(1):
Refined products	$23,735	$25,943	$65,377	$92,249
Natural gas	9,839	1,316	40,961	36,133
Materials handling	13,129	11,688	24,521	21,872
Other operations	1,974	1,641	4,272	4,624
Adjusted gross margin	48,677	40,588	135,131	154,878
Reconciliation to operating (loss) income(2):
Add: unrealized loss on inventory(3)	(8,652)	(2,143)	(11,956)	(5,677)
Add: unrealized gain on prepaid forward contracts(4)	560	—	1,041	—
Add: unrealized (loss) gain on natural gas transportation contracts(5)	(4,205)	7,239	(4,549)	4,468
Operating costs and expenses not allocated to operating segments:
Operating expenses	(16,524)	(17,641)	(33,353)	(36,524)
Selling, general and administrative	(18,234)	(18,918)	(42,364)	(51,299)
Depreciation and amortization	(5,641)	(5,185)	(10,672)	(10,177)
Operating (loss) income	(4,019)	3,940	33,278	55,669
Other (expense) income	—	—	(95)	514
Interest income	212	117	339	229
Interest expense	(6,511)	(6,459)	(13,494)	(14,225)
Income tax benefit (provision)	573	(148)	48	(798)
Net (loss) income	$(9,745)	$(2,550)	$20,076	$41,389

(1)
The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss). Adjusted gross margin has no impact on reported volumes or net sales.

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
At June 30, 2016, goodwill recorded for the Refined Products, Natural Gas, Materials Handling and Other Operations segments amounted to $36.6 million, $25.9 million, $6.9 million and $1.2 million, respectively.
8. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2016 and December 31, 2015, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of June 30, 2016 and December 31, 2015, the carrying value of the Partnership’s margin deposits with brokers consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of June 30, 2016 and December 31, 2015, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.

Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2016 will settle prior to December 31, 2017.
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
The Partnership determines fair value using a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2016 and December 31, 2015.

The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$81,926	$—	$81,926	$—
Commodity swaps and options	11	—	11	—
Commodity derivatives	81,937	—	81,937	—
Interest rate swaps	106	—	106	—
Total	$82,043	$—	$82,043	$—
Financial liabilities:
Commodity fixed forwards	$48,673	$—	$48,673	$—
Commodity swaps and options	799	—	799	—
Commodity derivatives	49,472	—	49,472	—
Interest rate swaps	1,785	—	1,785	—
Other	25	—	25	—
Total	$51,282	$—	$51,282	$—

	As of December 31, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$157,389	$—	$157,389	$—
Commodity swaps and options	51	—	51	—
Commodity derivatives	157,440	—	157,440	—
Interest rate swaps	274	—	274	—
Total	$157,714	$—	$157,714	$—
Financial liabilities:
Commodity fixed forwards	$31,801	$—	$31,801	$—
Commodity swaps and options	4,250	—	4,250	—
Commodity derivatives	36,051	—	36,051	—
Interest rate swaps	1,115	—	1,115	—
Other	12	—	12	—
Total	$37,178	$—	$37,178	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $80.4 million at June 30, 2016. Information related to these offsetting arrangements is as follows:

	As of June 30, 2016
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$81,937	$—	$81,937	$(1,606)	$(143)	$80,188
Currency swap derivative assets	106	—	106	—	—	106
Fair value of derivative assets	$82,043	$—	$82,043	$(1,606)	$(143)	$80,294

Commodity derivative liabilities	$(49,472)	$—	$(49,472)	$1,606	$—	$(47,866)
Interest rate swap derivative liabilities	(1,785)	—	(1,785)	—	—	(1,785)
Other liabilities	(25)	—	(25)	—	—	(25)
Fair value of derivative liabilities	$(51,282)	$—	$(51,282)	$1,606	$—	$(49,676)

	As of December 31, 2015
				Gross Amount Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$157,440	$—	$157,440	$(1,811)	$(1,798)	$153,831
Interest rate swap derivative assets	274	—	274	—	—	274
Fair value of derivative assets	$157,714	$—	$157,714	$(1,811)	$(1,798)	$154,105

Commodity derivative liabilities	$(36,051)	$—	$(36,051)	$1,811	$—	$(34,240)
Interest rate swap derivative liabilities	(1,115)	—	(1,115)	—	—	(1,115)
Other liabilities	(12)	—	(12)	—	—	(12)
Fair value of derivative liabilities	$(37,178)	$—	$(37,178)	$1,811	$—	$(35,367)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refined products contracts	$(38,166)	$(35,199)	$(5,133)	$26,605
Natural gas contracts	810	5,489	19,842	1,161
Total	$(37,356)	$(29,710)	$14,709	$27,766
There were no discretionary trading activities for the three and six months ended June 30, 2016 and 2015. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2016		As of December 31, 2015
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	9,039	135,305	12,067	123,711
Short contracts	(11,509)	(78,623)	(16,558)	(75,785)

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
The Partnership's interest rate swap agreements outstanding as of June 30, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$125,000
January 2018	January 2019	$25,000
There was no material ineffectiveness determined for the cash flow hedges for the three and six months ended June 30, 2016 and 2015.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2016, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.2 million.
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
10. Equity-Based Compensation
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. Approximately $5.0 million of the annual bonus expense accrual as of December 31, 2015 was subsequently settled by issuing 239,641 common units (market value of $4.1 million) and the Partnership withheld from the recipients 78,623 common units (market value of $1.3 million) to satisfy minimum tax withholding obligations. The Partnership estimates that $0.2 million of the annual bonus expense recorded during the six months ended June 30, 2016 will be settled in common units.
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

Phantom unit awards granted during the years ended December 31, 2015 and 2014, include a market condition criteria that considers the Partnership's total unitholder return ("TUR") over the vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. These awards are equity awards with both service and market-based conditions, which results in compensation cost being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the TUR based performance-based phantom units granted was estimated at the date of grant based on a Monte Carlo model that estimated the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.
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
The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled. Payments made in connection with DERs are recorded as a reduction to unitholders' equity and totaled $0.3 million during the six months ended June 30, 2016.
Total unrecognized compensation cost related to performance-based phantom unit awards totaled $4.9 million as of June 30, 2016 which is expected to be recognized over a period of 30 months.
A summary of the Partnership’s unit awards subject to vesting during the six months ended June 30, 2016 is set forth below:

	Time Based and Restricted Units		Phantom Units (TUR-based)		Phantom Units (OCF-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2015	12,141	$19.63	215,051	$33.40	—	$—
Granted	—	—	—	$—	166,900	$17.52
Forfeited	—	—	(3,000)	(36.88)	—	—
Vested	(9,919)	(20.16)	—	—	—	—
Nonvested at June 30, 2016	2,222	$17.33	212,051	$33.35	166,900	$17.52
Unit-based compensation recorded in unitholders’ equity for the three months ended June 30, 2016 and 2015 was $0.8 million and $0.6 million, respectively, and for the six months ended June 30, 2016 and 2015 was $1.8 million and $1.4 million, respectively, and is included in selling, general and administrative expenses.

The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970
Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with phantom and performance awards	58,358	—	—
Director vested awards	7,464	—	—
Balance as of December 31, 2015	8,977,378	2,034,378	10,071,970
Units issued in connection with employee bonus	161,018	—	—
Units issued in connection with phantom and performance awards	55,581	—	—
Employee vested awards	3,672	—	—
Balance as of June 30, 2016	9,197,649	2,034,378	10,071,970
11. Earnings Per Unit
Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings (loss) per unit. Quarterly net income (loss) per limited partner and per unit amounts are stand-alone calculations and may not be additive to year to date amounts due to rounding and changes in outstanding units.
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
The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average limited partner common units - basic	11,229,805	10,999,848	11,169,860	10,947,890
Dilutive effect of unvested restricted and phantom units	—	—	286,659	227,020
Weighted average limited partner common units - dilutive	11,229,805	10,999,848	11,456,519	11,174,910

The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit for the periods presented:

	Three Months Ended June 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(9,745)
Distributions declared	$6,150	$5,514	$381	$12,045
Assumed net loss from operations after distributions	(11,488)	(10,302)	—	(21,790)
Assumed net loss to be allocated	$(5,338)	$(4,788)	$381	$(9,745)
Loss per unit - basic	$(0.48)	$(0.48)
Loss per unit - diluted	$(0.48)	$(0.48)

	Three Months Ended June 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(2,550)
Distributions declared	$5,365	$4,910	$49	$10,324
Assumed net loss from operations after distributions	(6,722)	(6,152)	—	(12,874)
Assumed net loss to be allocated	$(1,357)	$(1,242)	$49	$(2,550)
Loss per unit - basic	$(0.12)	$(0.12)
Loss per unit - diluted	$(0.12)	$(0.12)

	Six Months Ended June 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$20,076
Distributions declared	$12,131	$10,877	$656	$23,664
Assumed net income from operations after distributions	(1,919)	(1,669)	—	(3,588)
Assumed net income to be allocated	$10,212	$9,208	$656	$20,076
Earnings per unit - basic	$0.91	$0.91
Earnings per unit - diluted	$0.89	$0.91

	Six Months Ended June 30, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$41,389
Distributions declared	$10,569	$9,669	$49	$20,287
Assumed net income from operations after distributions	10,962	10,140	—	21,102
Assumed net income to be allocated	$21,531	$19,809	$49	$41,389
Earnings per unit - basic	$1.97	$1.97
Earnings per unit - diluted	$1.93	$1.97
12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive.
Cash distributions paid to unitholders and for incentive distributions for the periods indicated were as follows:

		Cash Distributed
For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	Total
December 31, 2015	February 12, 2016	$0.5175	$5,724	$5,212	$167	$11,103
March 31, 2016	May 13, 2016	$0.5325	$5,981	$5,363	$275	$11,619
In addition, on July 27, 2016, the Partnership declared a cash distribution for the three months ended June 30, 2016, of $0.5475 per unit, totaling $12.0 million (including a $0.4 million IDR distribution). Such distributions are to be paid on August 12, 2016, to unitholders of record on August 8, 2016.

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
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2016 (the “2015 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three and six months ended June 30, 2016 contained elsewhere in this Quarterly Report and the audited financial statements and related notes thereto as of and for the year ended December 31, 2015, included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities Exchange Commission (the “SEC”) on March 10, 2016 (the “2015 Annual Report”).
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
We operate under four business segments: refined products, natural gas, materials handling and other operations. We evaluate the performance of our segments using adjusted gross margin which is a non-GAAP financial measure used by management and external users of our Consolidated and Combined Financial Statements to assess the economic results of operations. For a description of how we define adjusted gross margin see “Adjusted Gross Margin and Adjusted EBITDA.” For a reconciliation of adjusted gross margin and adjusted EBITDA to the GAAP measure most directly comparable thereto see the reconciliation tables included in “Results of Operations.” See "Segment Reporting" included under Note 7 to our Unaudited Consolidated Condensed Financial Statements for a presentation of our financial results by reportable segment.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended June 30, 2016 and 2015, we sold 263.4 million and 289.1 million gallons of refined products and for the six months ended June 30, 2016 and 2015, we sold 0.7 billion and 1.0 billion gallons, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 16,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the three months ended June 30, 2016 and 2015, we sold 14.2 million Bcf and 12.2 million Bcf of natural gas and for the six months ended June 30, 2016 and 2015, we sold 33.0 million and 32.2 million Bcf, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended June 30, 2016 we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 81.0 million gallons of liquid materials. For the three months ended June 30, 2015, we offloaded, stored and/or prepared for delivery 0.5 million short tons of products and 50.0 million gallons of liquid materials. For the six months ended June 30, 2016 we offloaded, stored and/or prepared for delivery 1.3 million short tons of products and 156.4 million gallons of liquid materials. For the six months ended June 30, 2015, we offloaded, stored and/or prepared for delivery 1.1 million short tons of products and 124.7 million gallons of liquid materials.
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

As of June 30, 2016, the Parent, through its ownership of Sprague Holdings, owns 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns.
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
Adjusted Gross Margin and Adjusted EBITDA
Management trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss). Adjusted gross margin has no impact on reported volumes or net sales.
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
Management evaluates our segment performance based on adjusted gross margin. Based on the way we manage our business, it is not reasonably possible for us to allocate the components of operating expenses, selling, general and administrative expenses and depreciation and amortization among the operating segments.
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
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2015 Annual Report for a discussion of the trends and factors that impact our business.
Results of Operations
In February 2016, we expanded our natural gas business through our acquisition of the natural gas assets of Santa Buckley Energy, Inc. ("SBE"). Our current and future results of operations may not be comparable to our historical results of operations for the periods presented due to business combinations.
The results of operations of our refined products and natural gas businesses are impacted by seasonality, due primarily to an increase in volumes sold during the peak heating season from October through March. In addition, product price fluctuations can have a significant impact on our revenues. For these and other reasons, our results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for future periods or for the full fiscal year ending December 31, 2016.

The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Net sales	$477,487	$661,743	$(184,256)	(28)%
Cost of products sold (exclusive of depreciation and amortization)	441,107	616,059	(174,952)	(28)%
Operating expenses	16,524	17,641	(1,117)	(6)%
Selling, general and administrative	18,234	18,918	(684)	(4)%
Depreciation and amortization	5,641	5,185	456	9%
Total operating costs and expenses	481,506	657,803	(176,297)	(27)%
Operating (loss) income	(4,019)	3,940	(7,959)	(202)%
Other (expense) income	—	—	—	—%
Interest income	212	117	95	81%
Interest expense	(6,511)	(6,459)	(52)	1%
Loss before income taxes	(10,318)	(2,402)	(7,916)	330%
Income tax benefit (provision)	573	(148)	721	(487)%
Net loss	$(9,745)	$(2,550)	$(7,195)	282%

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Net sales	$1,200,394	$2,260,101	$(1,059,707)	(47)%
Cost of products sold (exclusive of depreciation and amortization)	1,080,727	2,106,432	(1,025,705)	(49)%
Operating expenses	33,353	36,524	(3,171)	(9)%
Selling, general and administrative	42,364	51,299	(8,935)	(17)%
Depreciation and amortization	10,672	10,177	495	5%
Total operating costs and expenses	1,167,116	2,204,432	(1,037,316)	(47)%
Operating income	33,278	55,669	(22,391)	(40)%
Other (expense) income	(95)	514	(609)	(118)%
Interest income	339	229	110	48%
Interest expense	(13,494)	(14,225)	731	(5)%
Income before income taxes	20,028	42,187	(22,159)	(53)%
Income tax benefit (provision)	48	(798)	846	(106)%
Net income	$20,076	$41,389	$(21,313)	(51)%

The following table sets forth a reconciliation of our total adjusted gross margin, a non-GAAP measure, to our consolidated operating (loss) income, the most directly comparable GAAP measure for the periods presented and a reconciliation of our EBITDA and Adjusted EBITDA, non-GAAP measures, to our consolidated net (loss) income, the most directly comparable GAAP measure for the periods presented. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” and “How Management Evaluates Our Results of Operations” of this Quarterly Report. The table below also presents information on weather conditions for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation of Operating (Loss) Income to Adjusted Gross Margin:
Operating (loss) income	$(4,019)	$3,940	$33,278	$55,669
Operating costs and expenses not allocated to operating segments:
Operating expenses	16,524	17,641	33,353	36,524
Selling, general and administrative	18,234	18,918	42,364	51,299
Depreciation and amortization	5,641	5,185	10,672	10,177
Add: unrealized loss on inventory (1)	8,652	2,143	11,956	5,677
Add: unrealized gain on prepaid forward contracts (2)	(560)	—	(1,041)	—
Add: unrealized loss (gain) on natural gas transportation contracts (3)	4,205	(7,239)	4,549	(4,468)
Total adjusted gross margin (4):	$48,677	$40,588	$135,131	$154,878
Adjusted Gross Margin by Segment:
Refined products	$23,735	$25,943	$65,377	$92,249
Natural gas	9,839	1,316	40,961	36,133
Materials handling	13,129	11,688	24,521	21,872
Other operations	1,974	1,641	4,272	4,624
Total adjusted gross margin	$48,677	$40,588	$135,131	$154,878
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(9,745)	$(2,550)	$20,076	$41,389
Add/(deduct):
Interest expense, net	6,299	6,342	13,155	13,996
Tax (benefit) provision	(573)	148	(48)	798
Depreciation and amortization	5,641	5,185	10,672	10,177
EBITDA (4):	$1,622	$9,125	$43,855	$66,360
Add: unrealized loss on inventory (1)	8,652	2,143	11,956	5,677
Add: unrealized gain on prepaid forward contracts (2)	(560)	—	(1,041)	—
Add: unrealized loss (gain) on natural gas transportation contracts (3)	4,205	(7,239)	4,549	(4,468)
Adjusted EBITDA (4):	$13,919	$4,029	$59,319	$67,569
Other Data:
Normal heating degree days(5)	954	954	4,264	4,228
Actual heating degree days	944	884	3,866	4,765
Variance from normal heating degree days	(1.0)%	(7.3)%	(9.3)%	12.7%
Variance from prior period actual heating degree days	6.8%	(5.5)%	(18.9)%	4.9%

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
Analysis of Consolidated Operating Results
For the three months ended June 30, 2016 and 2015, we had a net loss of $9.7 million and $2.6 million, respectively and an operating loss of $4.0 million and operating profit of $3.9 million, respectively. Operating results for the three months ended June 30, 2016 and 2015, include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(12.3) million and $5.1 million, respectively. Excluding these non-cash items, operating profit increased $9.4 million compared to the three months ended June 30, 2015. This increase was primarily attributable to improved results from our natural gas reporting segment and lower incentive related employee costs. These positive impacts were partially offset by lower operating results from our refined products segment primarily due to warmer weather conditions and higher depreciation and amortization expense related to recent business acquisitions.
Net income was $20.1 million and $41.4 million for the six months ended June 30, 2016 and 2015, respectively and operating profit was $33.3 million and $55.7 million for the six months ended June 30, 2016 and 2015, respectively. Operating results for the six months ended June 30, 2016 and 2015 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(15.5) million and $(1.2) million, respectively. Excluding these non-cash items, operating profit decreased $8.1 million compared to the six months ended June 30, 2015. This decrease was primarily attributable to the significantly warmer weather conditions that occurred particularly during the first quarter of 2016. These negative impacts were partially offset by lower incentive related employee costs and lower boiler fuel costs at our terminals as a result of lower commodity prices.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on operating results.

Analysis of Operating Segments
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	263,382	289,086	(25,704)	(9)%
Natural gas (MMBtus)	14,158	12,218	1,940	16%
Materials handling (short tons)	615	484	131	27%
Materials handling (gallons)	81,018	49,980	31,038	62%
Net Sales:
Refined products	$390,725	$578,851	$(188,126)	(32)%
Natural gas	68,769	66,558	2,211	3%
Materials handling	13,153	11,694	1,459	12%
Other operations	4,840	4,640	200	4%
Total net sales	$477,487	$661,743	$(184,256)	(28)%
Adjusted Gross Margin:
Refined products	$23,735	$25,943	$(2,208)	(9)%
Natural gas	9,839	1,316	8,523	648%
Materials handling	13,129	11,688	1,441	12%
Other operations	1,974	1,641	333	20%
Total adjusted gross margin	$48,677	$40,588	$8,089	20%
Adjusted Unit Gross Margin:
Refined products	$0.090	$0.090	$—	0%
Natural gas	$0.695	$0.108	$0.587	544%
Refined Products
Refined products net sales decreased $188.1 million or 32%, compared to the same period last year, due to a combination of a 26% decline in the average sales price, which was due to a lower energy price environment and a 9% reduction in product volume.
Refined products adjusted gross margin decreased $2.2 million as compared to the same period last year due predominantly to reduced volumes and weaker asphalt performance at Kildair. The lower volumes were due to declines in distillates and heavy oil, with key factors including the loss of some higher-volume, mostly lower-unit margin commercial bid contracts and decreased heavy fuel oil exports. The losses in commercial bid volumes were partially offset by gains from new commercial customers. The reduction in heavy fuel oil export volumes was a result of limited competitively-priced high sulfur heavy fuel oil supplies at Kildair. Overall unit margins were flat compared to last year, as gains in sales to commercial customers and an improved distillate margin structure offset reductions in heating oil and transportation fuels due to the highly competitive environment.
Natural Gas
Natural gas net sales increased $2.2 million as compared to the same period last year as a 16% increase in volumes more than offset an 11% reduction in average selling price due to a lower energy price environment. The higher volumes were primarily due to the SBE acquisition completed in February.
Natural gas adjusted gross margin increased by $8.5 million compared to the same period last year due to a number of factors, including the higher volume, increased optimization of transportation assets, and gains in valuation of forward contracts. The gains in valuation of the forward contracts were due to a combination of more favorable market conditions, derivative valuation changes and narrowing credit spreads.

Materials Handling
Materials handling net sales and adjusted gross margin both increased $1.5 million and $1.4 million, respectively, compared to the same period last year. This gain was driven by higher heavy oil storage and handling revenues at Kildair. Other materials handling margins were slightly lower, with reduced windmill and salt activity largely offset by higher gypsum, other dry bulk and asphalt requirements.
Other Operations
Net sales from other operations increased by $0.2 million compared to the same period last year due to increased revenue in the heating equipment service sector.
Adjusted gross margins from other operations increased $0.3 million, again due to the heating equipment service sector.
Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	740,754	1,015,518	(274,764)	(27)%
Natural gas (MMBtus)	32,989	32,231	758	2%
Materials handling (short tons)	1,252	1,069	183	17%
Materials handling (gallons)	156,408	124,740	31,668	25%
Net Sales:
Refined products	$980,669	$2,010,696	$(1,030,027)	(51)%
Natural gas	184,388	213,237	(28,849)	(14)%
Materials handling	24,544	21,878	2,666	12%
Other operations	10,793	14,290	(3,497)	(24)%
Total net sales	$1,200,394	$2,260,101	$(1,059,707)	(47)%
Adjusted Gross Margin:
Refined products	$65,377	$92,249	$(26,872)	(29)%
Natural gas	40,961	36,133	4,828	13%
Materials handling	24,521	21,872	2,649	12%
Other operations	4,272	4,624	(352)	(8)%
Total adjusted gross margin	$135,131	$154,878	$(19,747)	(13)%
Adjusted Unit Gross Margin:
Refined products	$0.088	$0.091	$(0.003)	(3)%
Natural gas	$1.242	$1.121	$0.121	11%
Refined Products
Refined products net sales decreased $1.0 billion or 51%, compared to the same period last year, due to a combination of a 33% decline in the average sales price due to a lower energy price environment and a 27% reduction in product volume.
Refined products adjusted gross margin decreased $26.9 million as compared to the same period last year due largely to the lower volumes. The key factor leading to the volume reduction was the milder winter weather (18.9% reduction in heating degree days), with secondary factors including fewer deliveries to dual-fuel accounts, the loss of some higher-volume, mostly lower-unit margin commercial bid contracts, and the highly competitive market for discretionary volumes. The majority of the decrease in volumes was due to the distillate product group, particularly due to declines in heating oil. Adjusted unit margins were modestly lower, primarily as a result of the highly competitive discretionary markets, in particular during the early part of the year. An improved distillate market structure offset a portion of the margin decline.

Natural Gas
Natural gas net sales decreased $28.8 million as compared to the same period last year primarily due to a lower energy price environment which led to a 16% reduction in average selling price. Volumes were 2% higher, with the impact of the Santa acquisition at the beginning of February more than offsetting the reduced demand in the mild winter.
Natural gas adjusted gross margin, despite the significantly milder winter weather, increased by $4.8 million compared to the same period last year, due primarily to an 11% gain in unit margin. The primary contributors to the improved unit margin were the gains in valuation of forward contracts and unit margin performance on sales to former SBE customers. Key factors leading to the gains in valuation of the forward contracts were favorable market conditions, derivative valuation changes and narrowing credit spreads.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $2.7 million and $2.6 million, respectively, compared to the same period last year. The gain was largely a result of substantially higher heavy oil storage and handling revenues at Kildair with further gypsum volumes and windmills handling also key contributors. Salt requirements were lower due to the reduced demand during the mild winter.
Other Operations
Net sales from other operations decreased by $3.5 million compared to the same period last year largely as a result of reduced coal demand given milder weather conditions.
Adjusted gross margins from other operations decreased $0.4 million, primarily as a result of the lower coal requirements, partially offset by a gain in heating equipment service and installations.
Operating Costs and Expenses
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Operating expenses	$16,524	$17,641	$(1,117)	(6)%
Selling, general and administrative	$18,234	$18,918	$(684)	(4)%
Depreciation and amortization	$5,641	$5,185	$456	9%
Interest expense, net	$6,299	$6,342	$(43)	(1)%
Operating Expenses. Operating expenses decreased $1.1 million compared to the same period last year primarily as a result of a $0.3 million decrease in employee related costs and a $0.4 million decrease in boiler fuel costs at our terminals as a result of lower commodity prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.7 million compared to the same period last year reflecting higher employee related expenses of $1.8 million primarily attributable to increased incentive compensation tied to stronger results, $1.7 million of decreased audit and professional fees and $0.5 million of decreased merger related expenses.
Depreciation and Amortization. Depreciation and amortization increased $0.5 million compared to the same period last year reflecting the amortization of intangible assets as a result of the SBE acquisition.
Interest Expense, net. Interest expense remained relatively unchanged compared to the same period last year.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Operating expenses	$33,353	$36,524	$(3,171)	(9)%
Selling, general and administrative	$42,364	$51,299	$(8,935)	(17)%
Depreciation and amortization	$10,672	$10,177	$495	5%
Interest expense, net	$13,155	$13,996	$(841)	(6)%
Operating Expenses. Operating expenses decreased $3.2 million compared to the same period last year primarily as a result of a $1.2 million decrease in employee related costs and a $1.2 million decrease in boiler fuel costs at our terminals as a result of lower commodity prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $8.9 million compared to the same period last year reflecting lower employee related expenses of $5.9 million primarily attributable to decreased incentive compensation with weaker results driven by the first quarter, $1.5 million of decreased audit and professional fees and $1.1 million of decreased merger related expenses.
Depreciation and Amortization. Depreciation and amortization increased $0.5 million compared to the same period last year reflecting the amortization of intangible assets as a result of the SBE acquisition.
Interest Expense, net. Interest expense decreased $0.8 million, primarily due to lower working capital requirements as a result of lower commodity prices and lower acquisition debt, partially offset by higher interest rates impacting both the working capital and acquisition facilities as compared to the same period last year.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2016, we had working capital of $256.8 million.
As of June 30, 2016, the undrawn borrowing capacity under the working capital facilities was $153.9 million and the undrawn borrowing capacity under the acquisition facility was $285.6 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2016, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $153.9 million to a high of $332.5 million.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2016.

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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in acquisitions.

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Three Months Ended June 30,
2016	$1,345	$1,883	$3,228
2015	$382	$3,035	$3,417
Six Months Ended June 30,
2016	$3,515	$3,335	$6,850
2015	$2,483	$4,461	$6,944
We anticipate that future maintenance capital expenditures and future expansion capital requirements will be funded with cash generated by operations or provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2016	2015
	($ in thousands)
Net cash provided by operating activities	$233,168	$310,011
Net cash used in investing activities	$(35,784)	$(6,634)
Net cash used in financing activities	$(217,219)	$(298,172)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $233.2 million and was primarily driven by cash inflows as a result of a decrease of $81.3 million in inventories due to lower commodity prices and a seasonal reduction in inventory requirements, a decrease of $103.3 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we came out of the peak season and $20.1 million in net income. These inflows were offset by cash outflows as a result of a reduction of $36.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.

Net cash provided by operating activities for the six months ended June 30, 2015 was $310.0 million and was primarily driven by cash inflows as a result of a decrease of $181.8 million in inventories due to strong sales volumes and a seasonal reduction in inventory requirements, a decrease of $124.3 million in accounts receivable relating largely to the exit from the winter season, a decrease of $76.1 million in derivative instruments relating to the ratable liquidation of the Partnership's fixed forward contracts as we come out of the peak season and $41.4 million in net income. These increases were offset by cash outflows as a result of a reduction of $141.6 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2016 was $35.8 million of which $29.1 million related to the purchase of the natural gas business of SBE, $3.5 million related to expansion capital expenditures and $3.4 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the six months ended June 30, 2015 was $6.6 million of which $2.5 million related to expansion capital expenditures and $4.4 million related to maintenance capital expenditure projects across our terminal system. This was partially offset by $0.3 million of other activities.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2016 was $217.2 million and primarily resulted from $187.5 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels. Distributions to unitholders were $22.7 million.
Net cash used in financing activities for the six months ended June 30, 2015 was $298.2 million and primarily resulted from $273.4 million of net payments under our Credit Agreement due to reduced financing requirements from lower inventory levels and lower commodity prices. Distributions to unitholders were $19.5 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2016 and 2015.
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
As indicated in the table below, we primarily use futures contracts to hedge light oil transactions and swaps contracts for residual fuel oil positions. There are no residual fuel oil futures contracts that actively trade in the United States. Each of the financial instruments trade by month for many months forward, allowing us the ability to hedge future contractual commitments.

Product Group	Primary Financial Hedging Instrument
Gasolines	NYMEX RBOB futures contract
Distillates	NYMEX Ultra Low Sulfur Diesel futures contract
Residual Fuel Oils	New York Harbor 1% Sulfur Residual Fuel Oil swaps contract
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Refined products contracts	$(38,166)	$(35,199)	$(5,133)	$26,605
Natural gas contracts	810	5,489	19,842	1,161
Total	$(37,356)	$(29,710)	$14,709	$27,766
Substantially all of our commodity derivative contracts outstanding as of June 30, 2016 will settle prior to December 31, 2017.

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
Our interest rate swap agreements outstanding as of June 30, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$125,000
January 2018	January 2019	$25,000
During the two year period ended June 30, 2016 we hedged approximately 31% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2016, we estimate that if short-term interest rates increased 100 basis points or decreased to zero, our interest expense would have increased by approximately $2.6 million and decreased by approximately $0.4 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016:

	As of June 30, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$81,926	$—	$81,926	$—
Commodity swaps and options	11	—	11	—
Commodity derivatives	81,937	—	81,937	—
Interest rate swaps	106	—	106	—
Total	$82,043	$—	$82,043	$—
Financial liabilities:
Commodity fixed forwards	$48,673	$—	$48,673	$—
Commodity swaps and options	799	—	799	—
Commodity derivatives	49,472	—	49,472	—
Interest rate swaps	1,785	—	1,785	—
Other	25	—	25	—
Total	$51,282	$—	$51,282	$—
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
We have a number of financial instruments that are potentially at risk including cash and cash equivalents, receivables and derivative contracts. Our primary exposure is credit risk related to our receivables and counterparty performance risk related to the fair value of derivative assets, which is the loss that may result from a customer’s or counterparty’s non-performance. We use credit policies to control credit risk, including utilizing an established credit approval process, monitoring customer and counterparty limits, employing credit mitigation measures such as analyzing customer financial statements, credit insurance with a third party provider and accepting personal guarantees and forms of collateral. We believe that our counterparties will be able to satisfy their contractual obligations. Credit risk is limited by the large number of customers and counterparties comprising our business and their dispersion across different industries.
Cash is held in demand deposit and other short-term investment accounts placed with federally insured financial institutions. Such deposit accounts regularly exceed federally insured limits. We have not experienced any losses on such accounts.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 5, 2016		/s/ Gary A. Rinaldi
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