Form 10-K
period 2016-12-31
Sprague Resources LP
filed 2017-03-10
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was $210,901,783 as of June 30, 2016 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 21,411,976 common units outstanding as of March 6, 2017.
Documents Incorporated by Reference: None

SPRAGUE RESOURCES LP
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; (x) our ability to successfully complete our organic growth and acquisition projects and to realize the anticipated financial benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
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

Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report (or other date as specified in this Annual Report) or as of the date given if provided in another filing with the U.S. Securities and Exchange Commission (“SEC”). We undertake no obligation, and disclaim any obligation, to publicly update, review or revise any forward-looking statements to reflect events or circumstances after the date of such statements. All forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and our other existing and future periodic reports filed with the SEC.

ii

PART I

Item 1.    Business
As used in this Annual Report, unless the context otherwise requires, references to “Sprague Resources,” the “Partnership,” “we,” “our,” “us,” or like terms, when used in a historical context prior to October 30, 2013, the date on which we completed an initial public offering of common units representing limited partner interests in Sprague Resources LP, refer to Sprague Operating Resources LLC, our “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “our Predecessor” or “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. References to our “General Partner” refer to Sprague Resources GP LLC. Our General Partner is a wholly-owned subsidiary of Axel Johnson Inc. Unless the context otherwise requires, references to “Axel Johnson” or the “Sponsor” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. In prior filings, our Sponsor was referred to as our "Parent". References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner.
Our Partnership
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials.
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.1 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 48 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the years ended December 31, 2016, 2015 and 2014, we sold 1.4 billion, 1.7 billion and 1.7 billion gallons of refined products, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the years ended December 31, 2016, 2015 and 2014, we sold 61.7 Bcf, 56.9 Bcf and 54.4 Bcf of natural gas, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer owned products, including asphalt, crude oil, clay slurry, salt, gypsum, crude oil, residual fuel, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the years ended December 31, 2016, 2015 and 2014, we offloaded, stored and/or prepared for delivery, 2.5 million, 2.7 million and 2.7 million short tons of products and 276.4 million, 266.3 million and 309.8 million gallons of liquid materials, respectively.

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
As of December 31, 2016, our Sponsor, through its ownership of Sprague Holdings, owned 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our internet address is http://www.spragueenergy.com/investor-relations and the SEC's internet address is http://www.sec.gov.
Recent Developments
Conversion of Subordinated Units
Pursuant to the terms of our partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for our subordinated units expired on February 16, 2017. At the expiration of the subordination period, all 10,071,970 subordinated units converted into common units on a one-for-one basis.
Global Natural Gas & Power Acquisition
On February 1, 2017, we purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative liabilities and other adjustments. Consideration paid was $16.1 million, is subject to adjustments, and was financed with borrowings under our credit facility. The business serves approximately 4,000 commercial, industrial, municipal and institutional customer locations in the Northeast United States with approximately 8 billion cubic feet of natural gas and 1 billion kWh of electricity annually.
L.E. Belcher Terminal Acquisition
On February 1, 2017, we purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million in cash, not including the purchase of inventory and other adjustments.  Consideration paid was $20.7 million, is subject to adjustment, and was financed with borrowings under our credit facility. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 295,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses.
Capital Terminal Acquisition
On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal of Capital Terminal Company (the “Capital Terminal”) for $23.0 million not including other purchase adjustments. Consideration paid was $22.0 million, is subject to adjustments, and was financed with borrowings under our credit facility. The terminal’s combined distillate storage capacity of just over 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.
In conjunction with this acquisition, we expect to invest approximately $8.0 million in 2017 to convert half of the terminal’s storage capacity to gasoline and ethanol service to support a new ten year fee-for-service gasoline storage and handling agreement with a major East Coast gasoline marketer. We also expect to invest approximately $3.0 million in 2017 to optimize distillate storage between this newly acquired terminal and our existing terminal facility in Providence to allow for expanded materials handling capability in Providence, Rhode Island.

Other Acquisitions
In February 2016, we purchased the natural gas assets of Santa Buckley Energy, Inc. (“SBE”) for $17.5 million, not including the purchase of natural gas inventory, utility security deposits, and other adjustments. Total consideration at closing was $29.1 million. SBE markets natural gas to commercial, industrial and municipal consumers in the Northeast United States. The acquisition was accounted for as a business combination and was financed with borrowings under our credit facility.
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
Business Strategies
Our primary business objective is to increase distributable cash flow per unit over time by executing the following strategies:

•
Acquire additional terminals and marketing and distribution businesses that are accretive. We intend to grow our asset and customer base by acquiring additional marine and inland terminals (both refined products and materials handling) within and adjacent to the geographic markets we currently serve. We also intend to acquire additional refined products and natural gas marketing businesses that can leverage our existing investment in our logistics capabilities and customer service systems to further increase our cash flow.

•
Increase our business with our existing assets and customers. We will make investments in our existing asset base to handle additional products and provide new services to customers. We also intend to increase sales to existing customers by developing additional ways to address their need for certainty of supply, reduced commodity price risk and high quality customer service.

•
Limit our exposure to commodity price risk and volatility. We take title to the products we sell in our refined products and natural gas segments, while our materials handling business does not take title to products and is operated predominantly under fixed-fee, multi-year contracts. We will continue to manage our exposure to commodity prices and seek to protect our sales margins by trying to maintain a balanced position in our purchases and sales through the use of derivatives and forward contracts. Our hedging activities are bounded by specific limits established by the board of directors of our General Partner, which are monitored and reported to senior management on a daily basis by our risk group.

•
Maintain our operational excellence. We intend to maintain our long history of safe, cost-effective operations and environmental stewardship by investing in the maintenance of our assets and providing training programs for our personnel. We will work diligently to meet or exceed applicable safety and environmental regulations and we will continue to enhance our safety programs as our business grows and operating conditions change.

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. In 2016, our refined products segment accounted for 83% of our total net sales. Of our total volume sold in our refined products segment in 2016, distillates accounted for 73%, gasoline accounted for 13% and residual fuel oil and asphalt accounted for 14%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce ® diesel fuel brand), kerosene and jet fuel. In 2016, heating oil accounted for 59%, diesel fuel accounted for 38%, and other distillates accounted for 3% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2016, biofuel blends accounted for 12% of the distillate fuel volumes sold. Distillate volumes accounted for 73%, 72%, and 67% of our total refined products sales for the years ended December 31, 2016, 2015 and 2014, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 13%, 13% and 14% of our total refined products sales for the years ended December 31, 2016, 2015 and 2014, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements in our market areas. Residual fuel oil and asphalt volumes accounted for 14%, 15% and 19% of our total refined products sales for the years ended December 31, 2016, 2015 and 2014, respectively.
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
We sell heating oil, including HeatForce®, to approximately 900 wholesale distributors and retailers. These sales are made through Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts.
We sell diesel fuel, including RoadForce® premium diesel fuel, to approximately 600 wholesalers and transportation fuel distributors and unbranded gasoline at third-party locations, primarily to resellers.
We sell residual fuel oil to more than 200 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.
We also sell heating oil, diesel fuel, unbranded gasoline and residual fuel oil to public sector entities through competitive bidding processes as well as distillate and residual fuel oil by truck to marine customers.
Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, and educational institutions. Most of these sales are made on a delivered basis, whereby we either deliver the product with our own trucks and barges or arrange with third-party haulers to make deliveries.
Our sales contracts to commercial customers generally are for terms of one to five years. We currently have contracts with the U.S. government as well as with numerous states, municipalities, agencies and educational institutions.
For the year ended December 31, 2016, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We sell natural gas and related delivery services to customers primarily located in the Northeast and Mid-Atlantic United States. For the year ended December 31, 2016, our natural gas segment accounted for 14% of our total net sales. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. (“ICE”) and the New York Mercantile Exchange ("NYMEX"), in order to manage our natural gas commodity price risk.
In order to manage our supply commitments to our customers and provide operational flexibility and arbitrage opportunities, we enter into supply contracts, commitments for pipeline transportation capacity, leases for storage space and other physical delivery services for various terms. We believe that entering into these types of arrangements provides us with potential opportunities to grow our existing customer relationships and to pursue additional relationships.
Customers
Our natural gas customers operate in the industrial and commercial sectors in the Northeast United States, with the highest concentration in New England and New York. We acquired the natural gas marketing businesses of Metromedia Energy in 2014 and SBE in 2016, as part of our strategy to target smaller to mid-size commercial and industrial customers. This strategy has led to a significant increase in the number of customers served. Examples of customers include industrial users of varying sizes (e.g., pulp and paper, chemicals, pharmaceutical and metals plants) to various commercial customers (e.g., hospitals, universities, apartment buildings and retail establishments). The industrial customers have a high concentration of process load to support their manufacturing requirements, with the largest uses by the commercial customers typically for heating, cooling, lighting, cooking and drying.
For the year ended December 31, 2016, no customer represented more than 10% of net sales for our natural gas segment.
Contracts/Pricing
We use various types of contracts for the sale and delivery of natural gas to our customers, with terms ranging from month-to-month to over two years. We provide a wide range of pricing options to our customers, including daily pricing and long-term fixed pricing. For example, we may offer a contract that permits the customer to lock in a basis or location differential relative to the Henry Hub delivery location and then fix the price at a later date based on the prevailing market pricing. There are various other alternatives such as “capped” pricing (essentially setting a maximum) or daily pricing based on a differential to a published market index. Due to the commodity price risk associated with uncertain customer usage patterns, we limit the number of transactions that require a single price for all volumes delivered, with the pricing of the non-contractual volumes primarily based on prevailing market economics. For any transactions where the competitive dynamics require a single price for all volumes delivered, we seek to manage the risk by, for instance, including appropriate increases in the cost build-up to reflect the higher hedging cost.
Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to some of the same customers that we supply with refined products and natural gas. For the year ended December 31, 2016, our materials handling segment accounted for 2% of our total net sales.
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
Liquid. In a manner similar to our refined products operation our terminal network of marine docks, product pipelines and storage tanks are utilized to store and trans-load various other third party liquid products to and from ocean vessels, railcars and tanker trucks. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and in some cases transporting the product. In some cases the products need to remain heated in storage to be able to flow at ambient temperatures. Kildair’s operations include a materials handling contract involving trans-loading and storage of crude oil.
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
For the year ended December 31, 2016, we had one customer who represented 15% of net sales for our materials handling segment, although no customer represented more than 1% of our total net sales.
Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (clay slurry) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2016, the weighted-average life of our materials handling contracts was nine years, with a weighted-average remaining term of three years, each based on adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA”, attributable to these contracts. Historically, our customers have paid for terminal improvements for specialty handling systems such as a clay slurry screening plant, while we will pay for more generic infrastructure improvements such as storage pads.
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

Other Operations
Our other operations segment includes the marketing and distribution of coal that is conducted in our Portland, Maine terminal, commercial trucking activity in Kildair’s operations and the heating equipment service business. For the year ended December 31, 2016, our other operations segment accounted for less than 1% of our total net sales.
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
With respect to the pricing of commodities, we enter into derivative positions to limit or hedge the impact of market fluctuations on our purchase and forward fixed price sales of refined products and natural gas. Any hedge ineffectiveness is reflected in our results of operations.
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
For both refined products and natural gas, if we trade in any derivatives that are not cleared on an exchange, we strive to enter into derivative agreements with counterparties that we believe have a strong credit profile and/or provide us with trade credit to limit counterparty risk and margin requirements.
Our risk management policies, and the specific limits therein, are intended to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations. We can provide no assurance, however, that these steps will detect and/or prevent all violations of such risk management policies, processes and procedures, particularly if deception or other intentional misconduct is involved.

Storage and Distribution
Marine terminals and inland storage facilities play a key role in the distribution of product to our customers. Our facilities are equipped to provide terminalling, storage and distribution of both solid and liquid products to serve our refined products and materials handling businesses. Each facility has capabilities that are unique to the local markets served. A number of facilities additionally have demonstrated flexibility in their ability to handle liquid, dry bulk and break bulk products at the same terminal and in most cases across the same dock. This capability has offered us valuable flexibility to fully utilize each asset to meet a variety of fuel demands and third-party cargo handling demands as customer requirements have changed over the years.
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
Our Terminals and Storage Facilities
We own, operate, and/or control a network of 19 refined products and material handling terminals and storage facilities located along the coast of the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage capacity of 14.1 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 48 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to approximately 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
Competitors of our natural gas sales operations generally include natural gas suppliers and distributors of varying sizes, financial resources and experience, including producers, pipeline companies, utilities and independent marketers. The principal methods of competition in our natural gas operations are in obtaining supply, pricing optionality for customers and effective support services, such as scheduling and risk management. We believe that our sizable market presence and strong customer service and offerings provide us with a competitive advantage in marketing natural gas in the areas in which we operate.
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
Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2016, we generated an average of 74% of our total heating oil and residual fuel oil net sales during the months of November through March.
Employees
As of December 31, 2016, our General Partner employed approximately 600 full-time employees who supported our operations, 58 of whom were covered by five collective bargaining agreements. One of these agreements, covering seven employees, expires on June 30, 2017. Our Canadian subsidiary had 101 employees as of December 31, 2016, 41 of whom were covered by one collective bargaining agreement which expires March 18, 2021.

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
In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of $8.8 million per quarter, or $35.3 million per year, based on the number of common units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2016, we generated an average of 74% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
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
With regard to GHG emissions, on December 15, 2009, the Environmental Protection Agency, or the EPA, published its findings on emissions of carbon dioxide and other greenhouse gases and has begun to regulate greenhouse gases emissions pursuant to the Clean Air Act. Many states and regions have adopted GHG initiatives and it is possible that U.S. federal legislation could be adopted in the future to restrict GHG emissions. As a result, domestic efforts to curb GHG emissions continue to be led by the EPA GHG regulations and the efforts of states. For example, in May 2016 EPA finalized rules that established emissions standards for methane and volatile organic compounds (“VOCs”) from new and modified oil and natural gas production and natural gas processing and transmission facilities as part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector. The EPA also took the first steps toward regulating existing oil and gas operations by issuing an Information Collection Request seeking a broad range of information, including the types of technologies that could be used to reduce emissions from existing sources and their associated costs. EPA’s new rules are not directly applicable to us, however, to the extent that our operations become subject to or affected by the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities.

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
In August 2015, the EPA issued its final Clean Power Plan (“CPP”) rules that establish carbon pollution standards for power plants. Though the CPP does not apply to our operations, it sets a national carbon pollution standard that is projected to cut emissions produced by United States power plants. The EPA expects each state to develop implementation plans for power plants in its state to meet the individual state targets established in the CPP, and has also proposed a federal compliance plan to implement the CPP in the event that approvable state plans are not submitted. Judicial challenges have been filed. In February 2016, the U.S. Supreme Court granted a stay of the implementation of the CPP before the United States Court of Appeals for the District of Columbia (“Circuit Court”) even issued a decision. By its terms, this stay will remain in effect throughout the pendency of the appeals process including at the Circuit Court and the Supreme Court through any certiorari petition that may be granted.  The stay suspends the rule, including the requirement that states submit their initial plans by September 2016. The Supreme Court’s stay applies only to EPA’s regulations for CO2 emissions from existing power plants and will not affect EPA’s standards for new power plants. It is not yet clear how either the Circuit Court or the Supreme Court will rule on the legality of the CPP. Additionally, it is unclear how the CPP may be impacted by the 2017 change in the U.S. Presidential administration. Were similar requirements to be imposed on the petroleum sector, it could add to our costs of operations and restrict the volumes we transport, which could have adverse effects on our business. Such increased costs could result in reduced demand for refined products and some customers switching to alternative sources of fuel which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.
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
We depend on unionized labor for our operations in Bronx, Lawrence, Mt. Vernon, and Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. Work stoppages or labor disturbances at these facilities could disrupt our business.
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
As of March 6, 2017, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 57% limited partner interest in us and indirectly owns and controls our General Partner. Although our General Partner has a fiduciary duty to manage us in good faith, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our General Partner are directors and/or officers of affiliates of our General Partner. Conflicts of interest may arise between our General Partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
Our General Partner is allowed to take into account the interests of parties other than us, such as its affiliates, including Axel Johnson, in resolving conflicts of interest, which has the effect of limiting its duty to our unitholders.

•	Affiliates of our General Partner, including Axel Johnson and Sprague Holdings, may engage in competition with us.

•
Neither our partnership agreement nor any other agreement requires Axel Johnson or Sprague Holdings to pursue a business strategy that favors us. Axel Johnson’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholder’s of Axel Johnson.

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

•
Our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders and to the holders of the incentive distribution rights.

•
Our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces distributable cash flow. Such determination can affect the amount of distributable cash flow available to the holders of our common units and to the holders of the incentive distribution rights. Our partnership agreement does not limit the amount of maintenance capital expenditures that our General Partner can cause us to make.

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

•	Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, including incentive distributions.

•
Our partnership agreement permits us to distribute up to $25.0 million as distributable cash flow, even if it is generated from sources that would otherwise constitute capital surplus, and this cash may be used to fund the incentive distributions.

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
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units is required to remove our General Partner. As of March 6, 2017, Sprague Holdings owns 57% of the common units.
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
As of March 6, 2017, Sprague Holdings and its subsidiaries held 12,106,348 common units. We have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
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
In some instances, our General Partner may cause us to borrow funds from its affiliates, including Axel Johnson, or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make incentive distributions.
Our General Partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 6, 2017, Sprague Holdings and its affiliates owned 57% of our common units.
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
All of our outstanding subordinated units converted into common units on a one-for-one basis on February 16, 2017, upon the satisfaction of certain tests involving the calculation of distributable cash flow on a historical basis. Distributable cash flow is calculated based on net income, which is a GAAP measure. If net income for a period during the subordination period is restated after the end of the subordination period or if estimates affecting net income made during the subordination period are reversed or changed after the end of the subordination period, it will not retroactively affect the conversion of subordinated units even if we would not have had sufficient distributable cash flow during the subordination period based on such restated or adjusted net income to permit conversion.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for U.S. federal income tax purposes unless it satisfies a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35% and would likely pay additional state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to the limited partners. Because additional taxes would be imposed upon us if we were considered a corporation, our cash available for distributions would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units, may be modified by administrative, legislative or judicial changes or differing interpretations at any time. With regard to qualifying income, on January 24, 2017, regulations concerning which activities give rise to qualifying income within the meaning of Section 7704 of the Code (the "Final Regulations") were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to qualify as a partnership for U.S. federal income tax purposes.
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
Our unitholders are required to pay any U.S. federal income taxes and, in some cases, state and local income taxes on their share of our taxable income whether or not they receive cash distributions from us. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, unitholders may be allocated taxable income and gain resulting from the sale and our cash available for distribution would not increase.  Similarly, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result in “cancellation of indebtedness income” being allocated to our unitholders as taxable income without any increase in our cash available for distribution. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

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
Sprague Holdings currently directly and indirectly owns more than 50% of the total interests in our capital and profits interests. Therefore, a transfer by Sprague Holdings of all or a portion of its interests in us could result in a termination of our partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns for one calendar year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income in the unitholders' taxable year that includes our termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but instead, we would be treated as a new partnership for U.S. federal income tax purposes. If treated as a new partnership, we must make new tax elections and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two short tax periods included in the year in which the termination occurs.
Tax gain or loss on the disposition of our common units could be more or less than our unitholders expect.
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
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs"), and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be subject to withholding taxes imposed at the highest tax rate applicable to such non-U.S. persons, and each non-U.S. person will be required to file U.S. federal tax returns and pay tax on its share of our taxable income. If you are a tax-exempt entity or a non-U.S. person, you should consult your tax adviser before investing in our common units.

If a tax authority contests the tax positions we take, the market for our common units may be adversely affected and the cost of any such contest would reduce our distributable cash flow. Recently enacted legislation alters the procedures for assessing and collecting taxes resulting from audit adjustments due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution.
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
Recently enacted legislation, applicable to us for taxable years beginning after December 31, 2017, alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Under the new rules, unless we are eligible to, and do, elect (through our General Partner) to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. Although our General Partner may elect to have our unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.
We treat each purchaser of our common units as having the same tax benefits without regard to the common units actually purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Due to a number of factors including our inability to match transferors and transferees of common units, we have adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Nonetheless, we allocate certain deductions for depreciation of capital additions based upon the date the underlying property is placed in service. Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions the use of this method may not specifically be authorized by the Treasury Regulations. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, which could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
Our unitholders will likely be subject to state and local taxes and return filing requirements in jurisdictions where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. We conduct business and own property in numerous states, in the United States most of which impose a personal income tax as well as an income tax on corporations and other entities. We may own property or conduct business in other U.S. states or non-U.S. countries in the future. It is the unitholder’s responsibility to file all U.S. federal, state, local and non-U.S. tax returns.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our 19 owned, operated and/or controlled terminals as of December 31, 2016(1).

Liquids Storage Terminal	Number of Storage Tanks (2)	Storage Tank Capacity (Bbls) (2)	Principal Products
Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt; crude oil
Searsport, ME	17	1,140,700	refined products; caustic soda; asphalt
South Portland, ME	25	1,025,300	refined products; asphalt; clay slurry
Bridgeport, CT	11	1,120,600	refined products
Albany, NY	9	1,103,600	refined products
East Providence, RI (3)	9	1,004,600	refined products
Newington, NH: River Road	28	941,800	refined products
Bronx, NY	18	907,500	refined products; asphalt
Newington, NH: Avery Lane	12	722,000	refined products; asphalt
New Haven, CT (4)	15	683,300	refined products
Quincy, MA	9	657,000	refined products
Providence, RI	4	484,000	refined products; asphalt
Everett, MA	4	317,600	asphalt
Quincy, MA: TRT (5)	4	304,200	refined products
Oswego, NY	3	209,800	asphalt
New Bedford, MA (6)	2	85,900	refined products
Mount Vernon, NY	7	72,100	refined products
Stamford, CT	3	46,600	refined products
Total	207	14,109,200

Dry Storage Terminal	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
Newington, NH: River Road (7)	3 pads	390,000	salt; gypsum
Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
	15 pads	857,000	heavy lift
Portland, ME (8)	7 warehouses;	215,000	break bulk; dry bulk; coal;
	3 pads	95,000	salt
South Portland, ME	3 pads	230,000	salt; coal
Providence, RI	1 pad	75,000	salt
	9 warehouses;
Total	25 pads	1,952,000

(1)
On February 1, 2017, we purchased the Springfield, Massachusetts refined product terminal assets of L.E. Belcher Inc. consisting of two pipeline-supplied distillate terminals and one distillate storage facility with a combined storage capacity of 295,000 barrels. See Item 1 - Recent Developments.

(2)
We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 48 storage tanks that are not currently in service and not necessary for the operation of our business at current levels. In the event that such additional storage capacity were desired, additional time and capital would be required to bring any of such storage tanks back into service.

(3)
These tanks are controlled by us via a petroleum storage services agreement whose terms included an initial term through April 30, 2019, with mutual rights of termination beginning April 16, 2016. We acquired the East Providence, RI terminal on February 10, 2017. See Item 1 - Recent Developments.

(4)	These tanks are controlled via a storage and thruput agreement with an initial term through July 2, 2019.

(5)	Operating assets and real estate are leased from an unaffiliated third party through April 30, 2025.

(6)	Operating assets and real estate are leased from Sprague Massachusetts Properties LLC, a wholly-owned subsidiary of Sprague Holdings through October 30, 2018.

(7)	The terminal also has two silos capable of storing a total of 26,000 tons of cement.

(8)	Real estate and two storage buildings are leased from an unaffiliated third party, and the balance of the assets are owned by us.

Item 3. Legal Proceedings
Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. As of March 6, 2017, Sprague Holdings owned 12,106,348 common units, which constitutes a 57% ownership interest in us. As of March 6, 2017, the closing market price for our common units was $26.60 per unit. We have gathered tax information for our known unitholders and from brokers/nominees and, based on the information collected, we have estimated that the number of our beneficial common and subordinated unitholders at December 31, 2016 was 3,988.
The following table sets forth the range of the high and low prices of our common units and cash distributions to common unitholders on a quarterly basis for the two years ending December 31, 2016:

	Sales Price per Common Unit		Quarterly Cash Distribution per Unit	Record Date	Distribution Date
Quarter Ended	High	Low
2015:
March 31, 2015	$26.63	$21.08	$0.4725	May 11, 2015	May 15, 2015
June 30, 2015	$28.90	$24.51	$0.4875	August 10, 2015	August 14, 2015
September 30, 2015	$28.10	$17.15	$0.5025	November 10, 2015	November 13, 2015
December 31, 2015	$26.00	$18.62	$0.5175	February 9, 2016	February 12, 2016
2016:
March 31, 2016	$20.54	$15.85	$0.5325	May 9, 2016	May 13, 2016
June 30, 2016	$24.91	$18.34	$0.5475	August 8, 2016	August 12, 2016
September 30, 2016	$25.61	$23.42	$0.5625	November 8, 2016	November 14, 2016
December 31, 2016	$28.10	$22.55	$0.5775	February 8, 2017	February 14, 2017
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
There is no guarantee that unitholders will receive quarterly cash distributions from us. We do not have a legal obligation to pay distributions at our minimum quarterly distribution rate or at any other rate. Uncertainties regarding future cash distributions to our unitholders include, among other things, the following factors:

•
Our cash distribution policy may be affected by restrictions on distributions under our credit agreement as well as by restrictions in future debt agreements that we enter into. Specifically, our credit agreement contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions or if we are otherwise in default under our credit agreement, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.

•
Our General Partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy.

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
Subordinated Units
Conversion of Subordinated Units
Pursuant to the terms of our partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for our subordinated units expired on February 16, 2017. At the expiration of the subordination period, all 10,071,970 subordinated units converted into common units on a one-for-one basis.
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

Recent Sales of Unregistered Securities
None. Please read Item 1, "Business-Recent Developments-Conversion of Subordinated Units" for information on the conversion of our subordinated units into common units.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following table presents selected historical financial and operating data of the Partnership and our Predecessor, Sprague Operating Resources LLC, as of the dates and for the periods indicated. The selected historical financial data as of and for the years ended December 31, 2016, 2015 and 2014 are derived from the Partnership’s 2016, 2015 and 2014 audited Consolidated Financial Statements. The selected historical financial data as of and for the year ended December 31, 2013 includes the combined results of the Predecessor through October 29, 2013 and the Partnership for the period from October 30, 2013 through December 31, 2013, and is derived from the Partnership’s 2013 audited Consolidated and Combined Financial Statements. The selected historical consolidated financial data presented as of and for the year ended December 31, 2012 is derived from the audited consolidated financial statements of Sprague Operating Resources LLC.
The following table presents the non-GAAP financial measure of adjusted EBITDA, which we use in our business as an important supplemental measure of our performance. We define and explain this measure in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA” and reconcile EBITDA and Adjusted EBITDA to net income (loss), their most directly comparable financial measure calculated and presented in accordance with GAAP, below.

	Years Ended December 31,
	2016	2015	2014	2013	2012
					Predecessor
	(in thousands, except unit data and operating data)
Statements of Operations Data:
Net sales	$2,389,998	$3,481,914	$5,069,762	$4,683,349	$4,043,907
Cost of products sold (exclusive of depreciation and amortization)	2,179,089	3,188,924	4,755,031	4,554,188	3,922,352
Operating expenses	65,882	71,468	62,993	53,273	47,054
Selling, general and administrative	84,257	94,403	76,420	55,210	46,449
Write-off of deferred offering costs (1)	—	—	—	—	8,931
Depreciation and amortization	21,237	20,342	17,625	16,515	11,665
Total operating costs and expenses	2,350,465	3,375,137	4,912,069	4,679,186	4,036,451
Operating income	39,533	106,777	157,693	4,163	7,456
Gain on acquisition of business	—	—	—	—	1,512
Other (expense) income	(114)	298	(288)	568	(160)
Interest income	388	456	569	604	534
Interest expense	(27,533)	(27,367)	(29,651)	(30,914)	(23,960)
Income (loss) before income taxes and equity in net loss of foreign affiliate	12,274	80,164	128,323	(25,579)	(14,618)
Income tax (provision) benefit (2)	(2,108)	(1,816)	(5,509)	(4,259)	2,796
Income (loss) before equity in net loss of foreign affiliate	10,166	78,348	122,814	(29,838)	(11,822)
Equity in net loss in foreign affiliate	—	—	—	—	(1,009)
Net income (loss)	$10,166	$78,348	$122,814	$(29,838)	$(12,831)
Add/(deduct):
Predecessor income through October 29, 2013	—	—	—	(2,734)
(Income) loss attributable to Kildair from October 29, 2013 through December 8, 2014	—	—	(4,080)	2,338
Incentive distributions declared	(1,742)	(321)	—	—
Limited partners’ interest in net income (loss) (3)	$8,424	$78,027	$118,734	$(30,234)
Net income (loss) per limited partner common units—basic (3)	$0.40	$3.71	$5.88	$(1.50)
Net income (loss) per limited partner common units—diluted (3)	$0.38	$3.65	$5.84	$(1.50)
Weighted average limited partner common units—basic (3)	11,202,427	10,975,941	10,131,928	10,071,970
Weighted average limited partner common units—diluted (3)	11,560,617	11,141,333	10,195,566	10,071,970
Distributions declared per common and subordinated units	$2.22	$1.98	$1.74	$0.2825
Adjusted EBITDA (4):	$109,020	$110,429	$105,266	$76,158	$49,781

	Years Ended December 31,
	2016	2015	2014	2013	2012
					Predecessor
	(in thousands, except operating data)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$131,744	$287,613	$15,564	$(80,663)	$163,129
Investing activities	(44,897)	(14,565)	(132,492)	(46,751)	(79,693)
Financing activities	(115,129)	(245,965)	118,390	125,959	(111,560)
Other Financial and Operating Data (unaudited):
Capital expenditures	$15,986	$14,899	$18,580	$28,090	$7,293
Normal heating degree days (5)	6,785	6,749	6,749	6,752	6,787
Actual heating degree days (5)	5,993	6,707	6,855	6,624	5,803
Variance from normal heating degree days	(12)%	(1)%	2%	(2)%	(15)%
Variance from prior period actual heating degree days	(11)%	(2)%	4%	14%	(8)%
Total refined products volumes sold (barrels)	33,240	40,099	39,720	35,030	29,806
Variance from refined products volume from prior period	(17)%	1%	13%	18%	—%
Total natural gas volumes sold (MMBtus)	61,732	56,894	54,430	51,979	49,417
Variance from natural gas volume from prior period	9%	5%	5%	5%	(3)%
Balance Sheet Data (at period end):
Cash and cash equivalents	$2,682	$30,974	$4,080	$2,046	$3,691
Property, plant and equipment, net	251,101	250,909	250,126	198,476	177,080
Total assets	1,012,474	1,000,332	1,339,840	1,090,241	1,054,247
Total debt (including capital lease obligations)	561,259	621,100	822,307	576,385	555,619
Total liabilities	887,037	842,847	1,223,946	1,018,948	913,041
Total unitholders’/member’s equity	125,437	157,485	115,894	71,293	141,206

(1)	During the year ended December 31, 2012, we delayed the timing of our public offering and, as a result, deferred offering costs of $8.9 million were charged against earnings.

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

(4)
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, decreased by gains on acquisition of business in 2012, increased by the write-off of deferred offering costs in 2012 and adjusted for the net impact of biofuel excise tax credits in 2013 and 2012. For a discussion of the non-GAAP financial measure adjusted EBITDA, please read “Non-GAAP Financial Measures” in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period 1981-2011.

Reconciliation of Net Income (Loss) to EBITDA and Adjusted EBITDA
The following table presents a reconciliation of net income (loss) to EBITDA and adjusted EBITDA, on a historical basis, as applicable, for each of the years indicated:

	Years Ended December 31,
	2016	2015	2014	2013	2012
					Predecessor
	(in thousands)
Reconciliation of net income (loss) to Adjusted EBITDA:
Net income (loss)	$10,166	$78,348	$122,814	$(29,838)	$(12,831)
Add/(deduct):
Interest expense, net	27,145	26,911	29,082	30,310	23,426
Tax expense (benefit)	2,108	1,816	5,509	4,259	(2,796)
Depreciation and amortization	21,237	20,342	17,625	16,515	11,665
EBITDA	$60,656	$127,417	$175,030	$21,246	$19,464
Add: unrealized loss (gain) on inventory derivatives (1)	31,304	2,079	(11,070)	4,188	227
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	(1,552)	2,628	—	—	—
Add: unrealized loss (gain) on natural gas transportation contracts (3)	18,612	(21,695)	(58,694)	55,745	17,650
Add/(deduct):
Gain on acquisition of business (4)	—	—	—	—	(1,512)
Write-off of deferred offering costs (5)	—	—	—	—	8,931
Biofuel excise tax credits (6)	—	—	—	(5,021)	5,021
Adjusted EBITDA	$109,020	$110,429	$105,266	$76,158	$49,781

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
The unrealized hedging (gain) loss on prepaid forward contract derivatives represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging (gains) losses that are included in net income (loss).

(3)
The unrealized hedging (gain) loss on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (gains) losses in net income (loss).

(4)
Represents non-cash gains associated with the re-measurement to fair value of our Predecessor’s 50% interest in Kildair in connection with its acquisition of the remaining 50% interest therein in 2012.

(5)	During the year ended December 31, 2012, we delayed the filing of our IPO and, as a result, deferred offering costs of $8.9 million were charged against earnings.

(6)
On January 2, 2013, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. This program had previously expired on December 31, 2011 and was reinstated retroactively to January 1, 2012. During the year ended December 31, 2013, we recorded U.S. federal excise tax credits of $5.0 million related to our biofuel blending activities that had occurred during the year ended December 31, 2012. These credits have been recorded as a reduction of cost of products sold (exclusive of depreciation and amortization) and, therefore, resulted in an increase in adjusted gross margin for the year ended December 31, 2013. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

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
Overview
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials. We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 19 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.1 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 48 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 60 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the years ended December 31, 2016 and 2015, we sold 1.4 billion and 1.7 billion gallons, respectively, of refined products.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the years ended December 31, 2016 and 2015, we sold 61.7 Bcf and 56.9 Bcf of natural gas, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the year ended December 31, 2016, we offloaded, stored and/or prepared for delivery 2.5 million short tons of products and 276.4 million gallons of liquid materials. For the year ended December 31, 2015, we offloaded, stored and/or prepared for delivery 2.7 million short tons of products and 266.3 million gallons of liquid materials.
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

Non-GAAP Financial Measures
We present the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin in this Annual Report as described below. We present the non-GAAP financial measures maintenance capital expenditures and expansion capital expenditures in this Annual Report as described below in "Liquidity and Capital Resources - Capital Expenditures".
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, decreased by a gain on the acquisition of a business in 2012, increased by the write-off of deferred offering costs in 2012 and adjusted for the net impact of biofuel excise tax credits in 2013 and 2012.
EBITDA and adjusted EBITDA are used as a supplemental financial measures by external users of our financial statements, such as investors, trade suppliers, research analysts and commercial banks to assess:

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
EBITDA and adjusted EBITDA are not prepared in accordance with GAAP and should not be considered alternatives to net income (loss) or operating income, or any other measure of financial performance presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income (loss) and operating income (loss).
The GAAP measure most directly comparable to EBITDA and adjusted EBITDA is net income (loss). EBITDA and adjusted EBITDA should not be considered as an alternative to net income (loss) or cash provided by (used in) operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income (loss) and is defined differently by different companies, our definitions of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.
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

•
EBITDA and adjusted EBITDA do not include depreciation and amortization expense. Because capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits, any measure that excludes depreciation and amortization expense may have material limitations;

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

Adjusted Gross Margin
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
Adjusted gross margin is used as supplemental financial measures by management to describe our operations and economic performance to investors, trade suppliers, research analysts and commercial banks to assess:

•	The economic results of our operations;

•	The market value of our inventory and natural gas transportation contracts for financial reporting to our lenders, as well as for borrowing base purposes; and

•	Repeatable operating performance that is not distorted by non-recurring items or market volatility.
Adjusted gross margin is not prepared in accordance with GAAP and should not be considered as alternatives to net income (loss) or operating income (loss) or any other measure of financial performance presented in accordance with GAAP.
For a reconciliation of adjusted gross margin and adjusted EBITDA to the GAAP measures most directly comparable, see the reconciliation tables included in "Results of Operations." See "Segment Reporting" included under Note 16 to our Consolidated Financial Statements for a presentation of our financial results by reportable segment.
Management evaluates our segment performance based on adjusted gross margin. Based on the way we manage our business, it is not reasonably possible for us to allocate the components of operating expenses, selling, general and administrative expenses and depreciation and amortization among the operating segments.
How Management Evaluates Our Results of Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) adjusted EBITDA and adjusted gross margin (described above), (2) operating expenses, (3) selling, general and administrative (or SG&A) expenses and (4) heating degree days.
Adjusted EBITDA
Management believes that adjusted EBITDA is an aid in assessing repeatable operating performance that is not distorted by non-recurring items or market volatility, the viability of acquisitions and capital expenditure projects and ability of our assets to generate sufficient revenue, that when rendered to cash, will be available to pay interest on our indebtedness and make distributions to our unit holders. We define adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization expenses that are adjusted for unrealized hedging gains and losses (in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts); gains on acquisitions of businesses; deferred offering costs in 2012; and adjusted for the net impact of biofuel excise tax credits in 2012 and 2013.

Adjusted Gross Margin
Management trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss).
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
The refined products inventory market valuation is calculated using independent bulk market price assessments from major pricing services (generally either Platts or Argus). These third-party price assessments are primarily based in large, liquid trading hubs including but not limited to, New York Harbor (NYH) or US Gulf Coast (USGC), with our inventory values determined after adjusting these prices to the various inventory locations by adding expected cost differentials (primarily freight) compared to one of these supply sources. Our natural gas inventory valuation is based on the volume and prices at the corresponding inventory locations. The prices are based on the most applicable monthly Inside FERC, or IFERC, assessments published by Platts near the beginning of the following month.

Similarly, we can hedge our natural gas transportation assets (i.e., pipeline capacity) within the guidelines set in our risk management policy. Although we do not own any natural gas pipelines, we secure the use of pipeline capacity to support our natural gas requirements by either leasing capacity over a pipeline for a defined time period or by being assigned capacity from a local distribution company for supplying our customers. As the spread between the price of gas between the origin and delivery point widens (assuming the value exceeds the fixed charge of the transportation), the market value of the natural gas transportation contracts assets will typically increase. If the market value of the transportation asset exceeds costs, we may seek to hedge or “lock in” the value of the transportation asset for future periods using available financial instruments (a derivative). For GAAP purposes, the increase in value of the natural gas transportation assets is not recorded as income in the statement of operations until the transportation is utilized in the future (i.e., when natural gas is delivered to our customer). If the value of the natural gas transportation assets increase, the derivatives we entered into to hedge the natural gas transportation assets lose value, creating hedging losses in our statement of operations. The end of month valuations are primarily based on Platts prices where available or adding a location differential to the price assessment of a more liquid location.
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

•
Interest rates could rise. Since mid-2009, the credit markets have been experiencing near-record lows in interest rates. As the overall economy strengthens, it is expected that monetary policy will tighten, resulting in higher interest rates to counter possible inflation. Increasing interest rates could affect our ability to access the debt capital markets on favorable terms. In addition, interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2016, we hedged approximately 39% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

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

•
Absolute price increase or decreases can impact demand and credit risk. Commodity prices in both our refined products and natural gas segments can vary sharply due to market conditions. As commodity product prices rise, we can experience reduced demand as customers engage in conservation efforts, are exposed to a higher level of credit risk to meet customer requirements, and incur increased working capital costs for holding inventory and accounts receivable. In a lower commodity price environment our customers are generally less prone to engage in conservation efforts, we experience lower credit risk, and working capital costs to hold inventory and finance accounts receivable.

•
Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2016, we generated an average of 74% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.

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

Results of Operations

Overview
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or market. Please read “-How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read Part I. Item 1. Business -Other Acquisitions.”
The following tables set forth information regarding our results of operations for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Net sales	$2,389,998	$3,481,914	$(1,091,916)	(31)%
Cost of products sold (exclusive of depreciation and amortization)	2,179,089	3,188,924	(1,009,835)	(32)%
Operating expenses	65,882	71,468	(5,586)	(8)%
Selling, general and administrative	84,257	94,403	(10,146)	(11)%
Depreciation and amortization	21,237	20,342	895	4%
Total operating costs and expenses	2,350,465	3,375,137	(1,024,672)	(30)%
Operating income	39,533	106,777	(67,244)	(63)%
Other (expense) income	(114)	298	(412)	(138)%
Interest income	388	456	(68)	(15)%
Interest expense	(27,533)	(27,367)	(166)	1%
Income before income taxes	$12,274	$80,164	$(67,890)	(85)%
Income tax provision	(2,108)	(1,816)	(292)	16%
Net income	$10,166	$78,348	$(68,182)	(87)%

	Years Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands)
Net sales	$3,481,914	$5,069,762	$(1,587,848)	(31)%
Cost of products sold (exclusive of depreciation and amortization)	3,188,924	4,755,031	(1,566,107)	(33)%
Operating expenses	71,468	62,993	8,475	13%
Selling, general and administrative	94,403	76,420	17,983	24%
Depreciation and amortization	20,342	17,625	2,717	15%
Total operating costs and expenses	3,375,137	4,912,069	(1,536,932)	(31)%
Operating income	106,777	157,693	(50,916)	(32)%
Other income (expense)	298	(288)	586	(203)%
Interest income	456	569	(113)	(20)%
Interest expense	(27,367)	(29,651)	2,284	(8)%
Income before income taxes	$80,164	$128,323	$(48,159)	(38)%
Income tax provision	(1,816)	(5,509)	3,693	(67)%
Net income	$78,348	$122,814	$(44,466)	(36)%

Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our consolidated operating income to our total adjusted gross margin, a non-GAAP measure, for the periods presented and a reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” and “How Management Evaluates Our Results of Operations” of this report. The table below also presents information on weather conditions for the periods presented.

	Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$39,533	$106,777	$157,693
Operating costs and expenses not allocated to operating segments:
Operating expenses	65,882	71,468	62,993
Selling, general and administrative	84,257	94,403	76,420
Depreciation and amortization	21,237	20,342	17,625
Add: unrealized loss (gain) on inventory derivatives (1)	31,304	2,079	(11,070)
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	(1,552)	2,628	—
Add: unrealized loss (gain) on natural gas transportation contracts (3)	18,612	(21,695)	(58,694)
Total adjusted gross margin (4):	$259,273	$276,002	$244,967
Adjusted Gross Margin by Segment:
Refined products	$142,581	$170,448	$146,021
Natural gas	62,435	51,004	55,536
Materials handling	45,712	45,564	37,811
Other operations	8,545	8,986	5,599
Total adjusted gross margin	$259,273	$276,002	$244,967
Reconciliation of Net Income to Adjusted EBITDA
Net income	$10,166	$78,348	$122,814
Add:
Interest expense, net	27,145	26,911	29,082
Tax provision	2,108	1,816	5,509
Depreciation and amortization	21,237	20,342	17,625
EBITDA (4):	$60,656	$127,417	$175,030
Add: unrealized loss (gain) on inventory derivatives (1)	31,304	2,079	(11,070)
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	(1,552)	2,628	—
Add: unrealized loss (gain) on natural gas transportation contracts (3)	18,612	(21,695)	(58,694)
Adjusted EBITDA (4):	$109,020	$110,429	$105,266
Other Data:
Normal heating degree days (5)	6,785	6,749	6,749
Actual heating degree days (5)	5,993	6,707	6,855
Variance from normal heating degree days	(12)%	(1)%	2%
Variance from prior period actual heating degree days	(11)%	(2)%	4%

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
The unrealized hedging (gain) loss on prepaid forward contract derivatives represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging (gains) losses that are included in net income (loss).

(3)
The unrealized loss (gain) on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net (loss) income.

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.

Analysis of Consolidated Operating Results
For the years ended December 31, 2016 and 2015, our net income was $10.2 million and $78.3 million, respectively and operating income was $39.5 million and $106.8 million, respectively. Operating results for the years ended December 31, 2016 and 2015, include unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(48.4) million and $17.0 million, respectively. Excluding these non-cash items, operating income decreased $1.9 million compared to the year ended December 31, 2015. This decrease was primarily attributable to the significantly warmer weather conditions that occurred during the first quarter of 2016. These negative impacts were partially offset by lower incentive related employee costs and lower operating costs at our terminals.
For the years ended December 31, 2015 and 2014, our net income was $78.3 million and $122.8 million, respectively and operating income was $106.8 million and $157.7 million, respectively. Operating results for the years ended December 31, 2015 and 2014 include unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $17.0 million and $69.8 million, respectively. Excluding these non-cash items, operating income increased $1.9 million compared to the years ended December 31, 2014. This increase was primarily attributable to the three acquisitions that occurred in December 2014. These positive impacts were partially offset by higher operating costs at our terminals and increased selling, general and administrative costs associated with these acquisitions.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on operating results.

Analysis of Operating Segments

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,396,080	1,684,158	(288,078)	(17)%
Natural gas (MMBtus)	61,732	56,894	4,838	9%
Materials handling (short tons)	2,523	2,666	(143)	(5)%
Materials handling (gallons)	276,402	266,280	10,122	4%
Net Sales:
Refined products	$1,988,597	$3,063,858	$(1,075,261)	(35)%
Natural gas	334,003	347,453	(13,450)	(4)%
Materials handling	45,734	45,570	164	—%
Other operations	21,664	25,033	(3,369)	(13)%
Total net sales	$2,389,998	$3,481,914	$(1,091,916)	(31)%
Adjusted Gross Margin:
Refined products	$142,581	$170,448	$(27,867)	(16)%
Natural gas	62,435	51,004	11,431	22%
Materials handling	45,712	45,564	148	—%
Other operations	8,545	8,986	(441)	(5)%
Total adjusted gross margin	$259,273	$276,002	$(16,729)	(6)%
Adjusted Unit Gross Margin:
Refined products	$0.102	$0.101	$0.001	1%
Natural gas	$1.011	$0.896	$0.115	13%

Refined Products
Refined products net sales decreased $1.1 billion, or 35%, due to combination of a 22% decrease in the average sales price as a result of a lower commodity price environment and a 17% reduction in product volume.
Refined products adjusted gross margin decreased $27.9 million, or 16%, primarily as a result of lower volumes during the early part of the year driven by the milder winter weather (25% reduction in heating degree days during the first quarter). Other factors leading to the reduced volumes included a highly competitive market for discretionary volumes and the loss of some higher-volume commercial bid contracts and an improved market structure for carrying distillate inventory. Sales volume was lower in all three product groups, with distillates comprising nearly two-thirds of the reduction, principally due to lower heating oil requirements. Gasoline and heavy oil volumes were down comparable amounts, driven by high competitive intensity for gasoline and the continuing decline in heavy oil demand. Overall unit margins were consistent with 2015 despite the competitive pressure in the early part of the year with the milder weather conditions.
Natural Gas
Natural gas net sales decreased $13.5 million, or 4%, as a result of an 11% reduction in average unit sales price from the lower commodity price environment partially offset by increased sales volume as discussed below.
Natural gas adjusted gross margin increased $11.4 million, or 22%, due to the combination of both higher volume and adjusted unit margin. The 9% increase in volume was a result of the SBE natural gas transaction, which more than offset the reduced underlying demand during the mild winter. The higher unit margins resulted from a variety of factors including gains in the valuation of forward contracts, narrowing credit spreads, and enhanced optimization of pipeline capacity.

Materials Handling
Materials handling net sales and adjusted gross margin remained relatively steady, with increases of $0.2 million and $0.1 million, respectively. Net sales and adjusted gross margin were stronger at Kildair by $1.7 million due to higher heavy oil storage and handling revenues. Excluding Kildair, net sales and adjusted gross margin were $1.6 million lower due to decreased salt and petroleum coke handling requirements following high volumes in 2015, as well as reductions in various break bulk product requirements. Partially offsetting these declines were increases in a number of dry and liquid bulk product volumes.
Other Operations
Net sales from other operations decreased $3.4 million, or 13%, primarily as a result of reduced coal prices.
Adjusted gross margin from other operations decreased $0.4 million, or 5%, primarily from decreased coal results.
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

Refined Products
Refined products net sales decreased $1.6 billion, or 34%, as a result of the lower commodity price environment. The average refined products sales price per unit during the year ended December 31, 2015 was 35% lower than in 2014. This price decline was partially offset by higher sales volumes.
Refined products sales volumes increased by 15.9 million gallons. Distillate volumes increased 8%, primarily due to the Castle acquisition in December 2014. The increases in distillate volumes consisted primarily of gains in heating oil and diesel fuel volume, with regional supply constraints during the first quarter of 2015 also contributing to our higher heating oil volumes. Gasoline volumes were 8% lower, as higher competitive intensity from other market participants led to fewer sales opportunities at acceptable unit margin levels. Residual fuel sales volumes decreased 19% primarily due to reduced export volumes at Kildair and to a lesser extent lower volumes at our other terminal locations.

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
Natural gas adjusted gross margin declined $4.5 million, or 8%. Although volumes increased, the key factor leading to the lower margins was substantially lower cash market volatility in 2015, resulting in fewer optimization opportunities related to our transportation and storage assets as compared to the year ended December 31, 2014.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $7.8 million, or 21%, due to substantially higher revenue from Kildair’s crude handling project which started up during the latter part of the second quarter of 2014, an increase in wind energy component handling for two utility scale projects and the inclusion of asphalt handling revenue at the Bronx, NY terminal purchased from Castle in December 2014. These increases were partially offset by lower dry bulk activity due to a temporary customer plant shutdown in the first quarter of 2015 and vessel timing.
Other Operations
Net sales from other operations increased $3.9 million, or 18%. The higher sales were primarily due to inclusion of the heating equipment service business obtained as part of the Castle acquisition in December 2014 and increased coal volumes, primarily due to higher demand for power generation during the first quarter of 2015.
Adjusted gross margin from other operations increased $3.4 million, or 60%, with the improvement driven by the same factors as the sales increase. Reduced margin for third party trucking requirements at Kildair slightly offset the increases in heating equipment service and coal.

Operating Costs and Expenses
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Years Ended December 31,		Increase/(Decrease)
	2016	2015	$	%
	($ in thousands)
Operating expenses	$65,882	$71,468	$(5,586)	(8)%
Selling, general and administrative expenses	$84,257	$94,403	$(10,146)	(11)%
Depreciation and amortization	$21,237	$20,342	$895	4%
Interest expense, net	$27,145	$26,911	$234	1%
Operating Expenses. Operating expenses decreased $5.6 million, or 8%, driven by a $1.8 million decrease in employee related costs, a $1.7 million decrease in maintenance and utility expenses at our terminals and a $1.7 million decrease in boiler and vehicle fuel costs at our terminals as a result of lower commodity prices.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $10.1 million, or 11%, reflecting lower employee related expenses of $6.5 million primarily attributable to decreased incentive compensation driven by lower distributable cash flow, $2.4 million of decreased professional fees and $1.7 million of decreased merger related expenses.

Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 4%, reflecting a $1.2 million increase in the amortization of intangible assets as a result of the SBE acquisition which was partially offset by reduced amortization of our other intangible assets.
Interest Expense, net. Interest expense, net increased $0.2 million, or 1%, primarily due to higher expense related to the commitment fees related to increased capacity of our acquisition facility, partially offset by lower working capital requirements as a result of lower commodity prices and lower acquisition borrowings.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Years Ended December 31,		Increase/(Decrease)
	2015	2014	$	%
	($ in thousands)
Operating expenses	$71,468	$62,993	$8,475	13%
Selling, general and administrative expenses	$94,403	$76,420	$17,983	24%
Depreciation and amortization	$20,342	$17,625	$2,717	15%
Interest expense, net	$26,911	$29,082	$(2,171)	(7)%
Operating Expenses. Operating expenses increased $8.5 million, or 13%, of which $8.5 million was attributable to our Bronx terminal which was acquired in December 2014, $1.3 million related to increased stockpile expense and $0.6 million of additional employee related costs at our other terminals. These increases were offset by a $2.6 million decrease in maintenance and utility expenses throughout our terminal network.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $18.0 million, or 24%, of which $12.9 million was due to the Metromedia Energy and Castle acquisitions, $2.5 million was due to increased professional fees including audit, legal and consulting activities and $1.7 million was due to increased employee related costs primarily attributed to increased discretionary incentive compensation from higher earnings performance.
Depreciation and Amortization. Depreciation and amortization increased $2.7 million, or 15%, of which $2.3 million was due to the Metromedia Energy and Castle acquisitions with the remaining increase of $0.4 million primarily due to the depreciation of the assets related to Kildair’s crude storage and handling project which was placed in service in June 2014.
Interest Expense, net. Interest expense, net decreased $2.2 million, or 7%, primarily related to lower working capital requirements given lower commodity prices, the expiration of interest rate swaps related to a portion of our variable rate debt obligations and decreased amortization of debt issuance costs associated with our credit facility offset by higher acquisition facility interest relating to three acquisitions completed during the fourth quarter of 2014.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2016, our working capital was $202.5 million.
As of December 31, 2016, the undrawn borrowing capacity under the working capital facility was $183.5 million and the undrawn borrowing capacity under the acquisition facility was $304.6 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2016, the amount drawn under the working capital facility of our credit agreements fluctuated from a low of $149.1 million to a high of $358.0 million.
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
Capital Expenditures
Our terminals require investments to maintain, expand, upgrade or enhance existing assets and to comply with environmental and operational regulations. Our capital requirements primarily consist of maintenance capital expenditures and expansion capital expenditures. We define maintenance capital expenditures as capital expenditures made to replace assets, or to maintain the long-term operating capacity of our assets or operating income. Examples of maintenance capital expenditures are expenditures required to maintain equipment reliability, terminal integrity and safety and to address environmental laws and regulations. Costs for repairs and minor renewals to maintain facilities in operating condition and that do not extend the useful life of existing assets will be treated as maintenance expenses as we incur them. We define expansion capital expenditures as capital expenditures made to increase the long-term operating capacity of our assets or our operating income whether through construction or acquisition of additional assets. Examples of expansion capital expenditures include the acquisition of equipment and the development or acquisition of additional storage capacity, to the extent such capital expenditures are expected to expand our operating capacity or our operating income.
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations.

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Years Ended December 31,
2016	$7,518	$8,468	$15,986
2015	$7,134	$7,765	$14,899
2014	$10,310	$8,270	$18,580
We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2016 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$53,995	$15,898	$25,283	$4,745	$8,069
Capital lease obligations (including interest)	5,853	1,308	1,858	1,302	1,385
Credit facilities (including interest) (2)	605,831	79,603	526,228	—	—
Product purchases (3)	506,975	503,703	3,272	—	—
Transportation and storage (4)	42,169	21,237	17,924	3,008	—
Total	$1,214,823	$621,749	$574,565	$9,055	$9,454

(1)
We have leases for a refined products terminal, refined products storage, maritime charters, vehicles, office and plant facilities, computer and other equipment that are accounted for as operating leases.

(2)
Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2016. The credit agreement has a contractual maturity of December 9, 2019 and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in our Consolidated Balance Sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Interest is calculated using the rates in effect as of December 31, 2016, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.

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

Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$131,744	$287,613	$15,564
Net cash used in investing activities	$(44,897)	$(14,565)	$(132,492)
Net cash (used in) provided by financing activities	$(115,129)	$(245,965)	$118,390
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2016 was $131.7 million and was favorably impacted by a decrease of $165.1 million in derivative instruments as a result of the increase in commodity prices in refined products and natural gas during the last two months of the year and an increase of $47.7 million accounts payable and accrued liabilities due to timing of payments and higher commodity prices. Cash flows from operations were negatively impacted by an increase of $77.2 million in inventory, as well as an increase of $61.5 million in accounts receivable, primarily related to higher commodity prices.
Net cash provided by operating activities for the year ended December 31, 2015 was $287.6 million and was favorably impacted by a decrease of $149.2 million in inventory, and a decrease of $127.2 million in accounts receivable primarily related to lower commodity prices and net income of $78.3 million. Cash flows from operations were negatively impacted by a decrease of $127.4 million in accounts payable and accrued liabilities due to timing of payments and lower commodity prices.
Net cash used in operating activities for the year ended December 31, 2014 was $15.6 million and was favorably impacted by net income of $122.8 million, as well as a decrease of $84.5 million in inventory, primarily related to lower commodity prices. Cash flows from operations were negatively impacted as a result of an increase of $242.6 million in derivative instruments resulting from the drop in commodity prices in refined products and natural gas during the last four months of the year and an increase of $19.1 million in accounts receivable due to a build-up of receivables in refined products and natural gas as a result of our acquisitions.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2016 was $44.9 million and consisted primarily of $29.1 million related to the net cash used to finance our acquisition, $8.5 million related to maintenance capital expenditures and $7.5 million related to expansion capital expenditures across our terminal system.
Net cash used in investing activities for the year ended December 31, 2015 was $14.6 million and consisted primarily of $7.1 million related to expansion capital expenditures and $7.8 million related to maintenance capital expenditure projects across our terminal system.

Net cash used in investing activities for the year ended December 31, 2014 was $132.5 million and consisted primarily of $115.5 million related to the net cash used to finance our acquisitions, $8.8 million related to expansion capital expenditures at Kildair for the crude oil storage and handling construction project, and $9.8 million relating to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2016 was $115.1 million, and primarily resulted from $59.9 million of net payments under our credit agreement due to decreased financing requirements from lower values on the derivative instruments and timing of accounts payable which was partially offset by average higher inventory levels, higher commodity prices and year end timing of accounts receivable levels. In addition, distributions to unitholders were $47.5 million.
Net cash used in financing activities for the year ended December 31, 2015 was $246.0 million, and primarily resulted from $198.9 million of net payments under our credit agreement due to reduced financing requirements from lower inventory levels, lower commodity prices and accounts receivable levels, and distributions to unitholders of $40.6 million.
Net cash provided by financing activities for the year ended December 31, 2014 was $118.4 million, and primarily resulted from net borrowings of $244.7 million under our credit agreement, partially offset by a distribution to parent for the contribution of Kildair of $56.7 million and $31.6 million paid to unitholders.
Credit Agreement
On December 9, 2014, Sprague Operating Resources LLC, the operating company of the Partnership, Sprague Resources ULC and Kildair entered into an amended and restated revolving credit agreement, which was subsequently amended on March 10, 2016 to increase the size of the acquisition facility (as amended the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The Credit Agreement matures on December 9, 2019 and contains, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2016.
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
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014.
Foreign Currency
Our most significant foreign operations are conducted by Kildair, our Canadian subsidiary. The functional currency of Kildair is the U.S. Dollar.
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. Transaction exchange gains or losses net of the impact of the forward currency exchange contracts, except for certain transaction gains or losses related to intercompany receivable and payables, are recorded in cost of products sold (exclusive of depreciation and amortization).
Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of member’s/unitholders’ equity. As of December 31, 2016, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).

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
Our derivative instruments are recorded at fair value, with changes in fair value recognized in net income (loss) or other comprehensive income (loss) each period, as appropriate. Fair value measurements are determined using the market approach and include non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and our credit is considered for payable balances.
We determine fair value based on a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.
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
For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates. These assumptions contemplated business, market and overall economic conditions. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2016 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, we believe it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
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
Recent Accounting Pronouncements
For information on recent accounting pronouncements impacting our business, see "Recent Accounting Pronouncements" included under Note 1 to our Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

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
The following table presents total realized and unrealized (losses) and gains on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
	(in thousands)
Refined products contracts	$(25,316)	$149,741	$159,751
Natural gas contracts	7,153	19,824	30,372
Total	$(18,163)	$169,565	$190,123
Substantially all of our commodity derivative contracts outstanding as of December 31, 2016 will settle prior to June 30, 2018.

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
		(in thousands)
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$225,000
January 2018	January 2019	$200,000
During the two year period ended December 31, 2016, we hedged approximately 39% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2016, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $2.7 million and decrease by $1.4 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Financial assets:
Commodity fixed forwards	$65,618	$—	$65,618	$—
Commodity swaps and options	—	—	—	—
Commodity derivatives	65,618	—	65,618	—
Interest rate swaps	1,240	—	1,240	—
Total	$66,858	$—	$66,858	$—
Financial liabilities:
Commodity fixed forwards	$94,875	$—	$94,875	$—
Commodity swaps and options	103	—	103	—
Commodity derivatives	94,978	—	94,978	—
Interest rate swaps	336	—	336	—
Other	25	—	25	—
Total	$95,339	$—	$95,339	$—

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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2016	2015	2014	2016	2015	2014
	(in thousands)			(in thousands)
At December 31	$49	$85	$315	$325	$237	$282
Average	107	193	219	346	243	296
High	282	1,863	815	1,248	617	617
Low	26	25	58	129	117	105

Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 - “Index to Consolidated and Combined Financial Statements”.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, Sprague Resource’s internal control over financial reporting was effective as of December 31, 2016. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this annual report on page F-3.
Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by the General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. The board of directors of our General Partner met four times during the 2016 fiscal year and each of its directors attended 100% of the meetings. The audit committee of the board of directors of our General Partner met seven times during the 2016 fiscal year and each of its members attended 100% of the meetings for any committee on which they served. The conflicts committee of the board of directors of our General Partner did not meet during the 2016 fiscal year.
The following table provides information as of March 6, 2017 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	53	Chairman of the Board of Directors
Ben J. Hennelly	46	Director
Sally A. Sarsfield	57	Director
C. Gregory Harper	52	Director
Robert B. Evans	68	Director
Beth A. Bowman	60	Director
David C. Glendon*	51	President, Chief Executive Officer and Director
Gary A. Rinaldi*	59	Senior Vice President, Chief Operating Officer, Chief Financial Officer and Director
John W. Moore*	58	Vice President, Chief Accounting Officer
Thomas F. Flaherty*	61	Vice President, Refined Products
Steven D. Scammon*	55	Vice President, Chief Risk Officer
Joseph S. Smith*	60	Vice President, Business Development
Paul A. Scoff*	57	Vice President, General Counsel, Chief Compliance Officer and Secretary
James Therriault*	56	Vice President, Materials Handling
Burton S. Russell	61	Vice President, Operations
Brian W. Weego*	50	Vice President, Natural Gas
Kevin G. Henry	56	Vice President, Treasurer

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
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

Ben J. Hennelly—Mr. Hennelly was appointed to the board of directors of our General Partner in July 2011. Mr. Hennelly currently serves as President and Chief Executive Officer of Decisyon Inc., an Axel Johnson portfolio company, which develops and markets enterprise collaboration software in the U.S. and Europe. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson during the period of March 2007 through June 2012. Mr. Hennelly has held various positions within the Axel Johnson Group since joining our Predecessor in April 2003, including Vice President, Business Development of our Predecessor and, more recently, Vice President, Corporate Development at Axel Johnson. Before joining the Axel Johnson Group, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecom services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a PhD from Brown University. We believe that Mr. Hennelly’s 19 years of consulting and management experience in a variety of industries, together with his deep understanding of our business from nearly three years of service at our Predecessor, make Mr. Hennelly well-suited to serve on the board of directors of our General Partner.
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

Beth A. Bowman—Ms. Bowman was appointed to the board of directors of our General Partner in October 2014. Ms. Bowman served at Shell Energy North America for seventeen years where she was the Senior Vice President for Sales and Origination North America, retiring in September 2015. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility. In 2014, Ms. Bowman was named one of the Top 50 Most Powerful Women in Oil and Gas in the U.S. by the National Diversity Council. Ms. Bowman served on the boards of the California Power Exchange and the California Foundation of Energy and Environment. Ms. Bowman received her Bachelor’s degree in Science Civil Engineering from the University of Illinois, a Master’s degree in Civil Engineering from San Diego State University and a Master’s degree in Business Administration Finance from University of San Diego. We believe that Ms. Bowman’s extensive energy industry background, particularly her experience in senior leadership roles and board positions of other energy companies, will provide the board of directors of our General Partner with valuable knowledge and skill.
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
Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Evans and Harper are the current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2016.

Conflicts Committee
The board of directors of our General Partner has established a conflicts committee to review specific matters that the board believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our General Partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Messrs. Harper and Evans are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our General Partner of any duties it may owe us or our unitholders. The conflicts committee did not meet during fiscal year 2016.
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
The Corporate Code of Business Conduct and Ethics provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our General Partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) whether there is an appropriate business justification for the transaction; (ii) the benefits that accrue to us as a result of the transaction; (iii) the terms available to unrelated third parties entering into similar transactions; (iv) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (v) the availability of other sources for comparable products or services; (vi) whether it is a single transaction or a series of ongoing, related transactions; and (vii) whether entering into the transaction would be consistent with the code of business conduct and ethics.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Each director, executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis with respect to our most recent fiscal year.

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
Michael D. Milligan, Chairman
Beth A. Bowman
Robert Evans
C. Gregory Harper
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
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2016, referred to in this report as the “Named Executive Officers”, and to discuss why and how the 2016 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2016 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis. The Named Executive Officers for the fiscal year ending December 31, 2016 are as follows:

David C. Glendon	President and Chief Executive Officer
Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Steven D. Scammon	Vice President, Chief Risk Officer
Brian W. Weego	Vice President, Natural Gas
Objectives of Our Executive Compensation Program
Our executive compensation program is based on the following principles:

•
The compensation paid to our executives should be competitive with that paid to the executives of those companies with which we compete for executive talent so that we attract and retain a skilled and experienced management team.

•	Incentive compensation should be a material portion of total compensation so that our executives are properly motivated to achieve or exceed our financial and business goals.

•	Unitholders should generally receive a threshold return on investment before the payout of any incentive compensation, so as to align the interests of the executive team with those of the unitholders.
The board of directors believes these objectives are best met by providing a mix of competitive base salaries in combination with short and long term incentive compensation. This mix of compensation elements has provided us with a successful compensation program that has allowed us to attract and retain a quality team of executives while motivating them to provide a high level of performance.

Setting Executive Compensation
The board of directors has the responsibility and authority to make all decisions with regard to the compensation of our Named Executive Officers. When reviewing the elements of our executive compensation program and making compensation decisions, the board of directors uses the tools and resources described below.
Compensation Consultant

The board of directors engaged Meridian Compensation Partners LLC (“Meridian”) as an independent compensation consultant to assist with the redesign of our compensation programs and practices following our initial public offering. We successfully implemented the new compensation programs that Meridian assisted us in designing in 2014. In 2016, the services provided by Meridian to our board of directors were limited to (i) evaluation of total unitholder return and relative total unitholder return for the periods covered by our previously granted performance-based phantom units; and, (ii) with regard to incentive compensation, verifying the average Sprague Resources unit price for the last 20 trading days in December 2016. Throughout their engagement, Meridian has always reported directly and exclusively to the board of directors; however, at the direction of the board of directors they occasionally work directly with management to obtain information and prepare materials for the board of directors’ consideration. Meridian does not provide any other services to us or our General Partner. The board of directors determined that Meridian’s work did not raise any conflict of interest.
Role of Chief Executive Officer and Other Executive Officers in Determining Executive Compensation

When making determinations about each element of compensation for Named Executive Officers, other than Mr. Glendon, our board of directors requests and carefully considers recommendations from Mr. Glendon. The board of directors may also ask Mr. Glendon and certain of our other executives to assess the design of, and make recommendations regarding, compensation and benefit programs and the performance measures and targeted levels of performance established thereunder. The board of directors is under no obligation to implement the recommendations received from these executives but may take them into consideration when making compensation decisions.
Components of Compensation

For the fiscal year ending December 31, 2016, the compensation for our Named Executive Officers consisted of the following elements:

•	Base salary;

•	Annual incentive bonus consisting of cash and units;

•	Long term equity incentive awards; and,

•	Other benefits, including retirement, health and welfare, and related benefits and, in certain instances, the use of a car or a car allowance.

Base Salary

Each Named Executive Officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries for the Named Executive Officers were historically set at levels deemed appropriate to retain their services. When establishing and evaluating base salary levels the board of directors generally considers the responsibilities associated with each Named Executive Officer’s position, experience, skill, education, and potential to contribute to our overall success. For example, when the board of directors evaluates Mr. Glendon’s role as President and Chief Executive Officer, the board of directors considers his prior experience and current performance. In establishing the base salaries for the rest of our Named Executive Officers, the board of directors also considers the extent to which the particular individual has the skills to help us solve the challenges we face and the expertise to help us meet our future business goals. Finally, the board of directors considers the other employment opportunities available to the executive and earning potential associated with those opportunities.
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

In 2016, following a review of base salary levels for each Named Executive Officer other than himself, Mr. Glendon recommended, and the board of directors approved, slight increases in the base salaries of Messrs. Rinaldi, Flaherty, Scammon, and Weego. The board of directors chose to increase the base salaries for each of our Named Executive Officers. This decision was made in an attempt to balance our desire to retain the services of these officers in a competitive employment market and account for slight increases in the cost of living. The slight increase in base salary for each of Messrs. Glendon and Rinaldi is the first such increase since 2011. The 2016 increases below became effective on April 4, 2016.

Name	2016 Base Salaries	2015 Base Salaries
David C. Glendon	$358,750	$350,000
Gary A. Rinaldi	$358,750	$350,000
Thomas F. Flaherty	$263,398	$258,234
Steven D. Scammon	$276,092	$273,358
Brian W. Weego	$250,467	$240,834
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
Annual Incentive Bonus

While base salaries offer an important retention tool by providing a guaranteed income stream to our employees, we seek to incentivize and motivate employees to strive for both individual and overall company success by providing a substantial portion of their compensation in the form of a discretionary annual bonus, which is paid in cash and common units so that our employees may share in the profits of the enterprise. Further, we feel that our industry has historically relied heavily on performance-based bonuses to compensate executive officers, and we want our compensation program to be consistent with industry trends and practices.
The annual incentive bonus program is administered under the umbrella of the Sprague Resources LP 2013 Long-Term Incentive Plan (also referred to as our LTIP). Each year our board of directors establishes one or more metrics for the annual incentive bonus. Our performance with respect to the applicable metric for that year determines the level of funding of our annual incentive bonus pool.
The annual cash bonus received by each Named Executive Officer is initially calculated based on the percentage funding level for the total bonus pool. For example, if the bonus pool for the year was funded based on our performance at a level equal to 120% of the sum of all participants’ target bonuses, then the starting place for each Named Executive Officer’s bonus determination would be 120% of their target bonus. Mr. Glendon may then recommend a higher or lower bonus based on that Named Executive Officer’s personal performance as well as the performance of their department for that year. Mr. Glendon submits his recommendations to the board of directors, who reviews and discusses the recommendations. After weighing all of this information, the board of directors establishes the final annual incentive bonus amounts for each Named Executive Officer. Once this determination is made, the board of directors determines what portion of the annual bonus paid to each of the Named Executive Officers will be delivered in cash and what portion will be delivered in our common units. The portion of the annual incentive bonus delivered in common units to the Named Executive Officers is fully vested but the units received are subject to a one year holding period from the date of issuance. Our board of directors believes that paying a portion of the annual incentive bonus to our Named Executive Officers in common units with resale restrictions further aligns the interests of our Named Executive Officers with those of our unitholders.
Annual incentive bonus targets for our Named Executive Officers generally remain constant from one year to the next and are typically only changed in connection with a significant promotion. When setting annual incentive bonus targets for the Named Executive Officers, the board of directors took into consideration each Named Executive Officer’s position within the company as well as their relative level of responsibility and their ability to directly impact our success. The targets for Messrs. Flaherty, Scammon and Weego are each set at 50% of their base salary, which is consistent with other employees serving at the Vice President level. The target for Messrs. Glendon and Rinaldi is set at 100% of their base salary in order to reflect the additional responsibilities associated with their respective positions.

Our board of directors selected distributable cash flow as the performance metric for the 2016 annual bonus program to ensure that our unitholders received a threshold return on investment before the payout of any incentive compensation. Distributable cash flow is a non-GAAP measure; we define distributable cash flow as net income (loss) before interest, income taxes, depreciation and amortization adjusted for unrealized hedging losses and gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, and increased by incentive compensation expense expected to be settled with the issuance of our common units, expenses related to business combinations and other adjustments. For annual incentive compensation calculation purposes, there is an allocation of overhead charges and other minor adjustments made to the total distributable cash flow.
The board established a minimum distributable cash flow threshold of $43.7 million for the 2016 annual incentive bonus pool that had to be met before the pool started to fund. Once the distributable cash flow threshold was met, 25% of distributable cash flow would be allocated to the bonus pool until the bonus pool was funded at a level equal to 200% of the target bonus pool amount; after which 10% of the additional distributable cash flow above that level, if any, would be allocated to the bonus pool. In 2016, actual distributable cash flow was $79.1 million. As a result, the bonus pool was funded in an amount equal to 146% of the target bonus level for all participants.
The cash amounts reflected in the table below are included in the “Bonus” column of the Summary Compensation Table, and the value of the common units below are included in the “Stock Awards” column of the same table. For 2016, the board of directors awarded the following annual incentive bonus dollars and units to the Named Executive Officers:

	2016 Annual Incentive Bonus
Name	Cash	Common Units	Grant Date Fair Value of Common Units
David C. Glendon	$495,650	3,000	$82,650
Gary A. Rinaldi	$495,650	3,000	$82,650
Thomas F. Flaherty	$175,325	1,500	$41,325
Steven D. Scammon	$192,701	465	$12,811
Brian W. Weego	$175,325	1,500	$41,325
The common unit grant date fair value listed above is based on the grant date fair value of those common units, as calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation - Stock Compensation (“FASB ASC Topic 718”).
Long Term Equity Incentive Awards
Our General Partner adopted our LTIP in October of 2013, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards. In 2015, our board of directors granted unit-settled performance-based phantom units which vest based on total unitholder return and relative unitholder return over the 3-year performance period from January 1, 2015 through December 31, 2017.
In March of 2016, our board of directors again decided to grant unit-settled performance-based phantom units but determined that the performance metric for the 2016 long term equity incentive program would be based on earnings before interest, tax, depreciation and amortization (“EBITDA”) reduced by interest expense and capital expenditures at Sprague Holdings ("Sprague Holdings Operating Cash Flow" or "OCF") over a 3-year performance period. Sprague Holdings does not generate audited financial statements but is included in the audited financial statements of our Sponsor, Axel Johnson. The board determined that calculating the performance metric at Sprague Holdings will reflect the fact that the General Partner manages assets owned by Axel Johnson that were not contributed to the Partnership. The Board believes that this compensation structure avoids the possibility of misaligned peer groupings and the incentive compensation reflects the General Partner's total management activity. A majority of the assets at Sprague Holdings were formerly held by our Predecessor and consist of one operating terminal and three terminals that are not in operation, all of which were similar in nature to assets currently held by the Partnership. Accordingly, the board of directors believes that there is a high correlation of performance between Sprague Holdings and the Partnership.
Sprague Holdings OCF is measured over a performance period from January 1, 2016 through December 31, 2018. Sprague Holdings OCF of $198.1 million must be met before the vesting of any 2016 phantom units occurs. The table below shows the rate of increase in Sprague Holdings OCF above the $198.1 million threshold amount that corresponds with the vesting of the 2016 phantom units.

Increase of Sprague Holdings Operating Cash Flow Above Threshold	Percentage of Target Phantom Units that Vest
0.0%	0%
5.0%	50%
10.3%	100%
39.8%	200%
If our Sprague Holdings Operating Cash Flow growth for the performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.
In March of 2016, the board of directors granted a target number of the phantom unit awards described above, having a grant date fair value of $17.52 per unit, to each of our Named Executive Officers as follows:

Name	Target Number of Phantom Units Granted	Grant Date Fair Value (1)
David C. Glendon	24,500	$17.52
Gary A. Rinaldi	24,500	$17.52
Thomas F. Flaherty	7,000	$17.52
Steven D. Scammon	6,000	$17.52
Brian W. Weego	6,500	$17.52

(1)	The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
Vesting phantom units will be settled within 30 days of the end of the performance period. These awards include a tandem distribution equivalent right which will be paid upon the settlement of the underlying phantom unit. There are no resale restrictions on common units delivered upon settlement of the phantom unit awards.
In March of 2017, our board of directors determined that the 2017 long term equity program would be structured in a manner similar to the 2016 program. In accordance with the SEC's rules and regulations, the 2017 long term equity incentive program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2017.
Severance and Change in Control Benefits

The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2016 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
We adopted a new form of award agreement for the performance-based phantom units granted in 2016, which provides for pro-rated vesting at the end of the performance period based on actual performance achieved if the grantee ceases to provide services to us and our affiliates before the end of the applicable performance period as a result of: (i) a qualifying retirement, (ii) death, or (iii) disability. We believe that these terms allow the grantee or his family, as the case may be, to receive an equitable portion of the award earned based on actual performance upon a termination of service in these limited circumstances.
We believe that the severance practices described above create an important retention tool for us, as post-termination payments allow employees to leave our employment with value in the event of certain terminations of employment that are beyond their control. As a general matter, post-termination payments allow management to focus their attention and energy on making objective business decisions that are in the best interest of the company without allowing personal considerations to affect the decision-making process. Additionally, executive officers at other companies in our industry and the general market in which we compete for executive talent commonly provide post-termination payments, and we have consistently provided this benefit to certain executives in order to remain competitive in attracting and retaining skilled professionals in our industry.

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
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for the executive to properly perform their job duties. Those employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2016, Mr. Flaherty was the only Named Executive Officer eligible to receive this benefit.

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

•
Our long term equity incentive program ties vesting to performance over a period of multiple years with units paid out at the end of the applicable performance period if the pre-established goals are met. These programs were designed to encourage executives to focus on unitholder interests over the longer term. In contrast, the annual incentive bonus focuses on performance over the shorter term. The combination of both programs appropriately focuses our employees on both our short and longer term performance. The use of multiple performance metrics across programs also means that our executives are not singularly focused on one metric at the exclusion of other important performance goals.

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
A portion of the performance-based, variable compensation we provide is comprised of awards that are subject to non-payment if the organization does not achieve a threshold level of distributable cash flow and Sprague Holdings Operating Cash Flow. As such, we believe that executives are less likely to take unreasonable risks. Once threshold levels of performance are achieved, our performance-based incentives provide payouts of compensation at levels below full performance target achievement, in lieu of an “all or nothing” approach.
Additionally, we have a Chief Risk Officer who serves as chair of the Risk Management Committee, comprised of several members of management and representatives of Sprague Holdings. The Risk Management Committee is responsible for reviewing policies and procedures which could encourage risk taking. In addition to our internal reporting structure, the Chief Risk Officer has a direct reporting relationship to the board of directors and has the authority to review all aspects of our business and to develop and maintain policies and procedures that discourage employees from taking unnecessary or inappropriate risks.

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(4)(5)	All Other Compensation ($)(6)	Total ($)
David C. Glendon	2016	356,394	495,650	511,890	N/A	22,790	1,386,724
President and Chief Executive Officer	2015	350,000	655,000	1,231,555	N/A	21,004	2,257,559
	2014	350,000	717,000	1,891,870	N/A	22,425	2,981,295
Gary A. Rinaldi	2016	356,394	495,650	511,890	N/A	22,790	1,386,724
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2015	350,000	655,000	1,231,555	N/A	22,890	2,259,445
	2014	350,000	717,000	1,891,870	N/A	22,525	2,981,395
Thomas F. Flaherty	2016	262,008	175,325	163,965	50,462	48,540	700,300
Vice President, Refined Products	2015	256,968	233,676	375,611	—	48,040	914,295
	2014	251,960	249,878	581,637	178,199	47,335	1,309,009
Steven D. Scammon	2016	275,356	192,701	117,931	7,037	22,790	615,815
Vice President, Chief Risk Officer	2015	272,682	240,019	355,374	—	22,594	890,669
	2014	272,527	252,989	520,949	25,466	24,475	1,096,406
Brian W. Weego	2016	247,874	175,325	155,205	6,228	21,834	606,466
Vice President, Natural Gas

(1)
Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary. Prior to April 4, 2016, the base salaries for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Weego were $350,000, $350,000, $258,234, $273,358 and $240,834, respectively. Effective April 4, 2016, the base salaries for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Weego were as follows: $358,750, $358,750, $263,398, $276,092 and $250,467, respectively.

(2)
Amounts in this column for 2016, reflect cash amounts paid under our annual incentive bonus program, as determined by the board of directors. The remainder of the annual incentive bonus for 2016 was paid to our Named Executive Officers in common units, which are disclosed in the Stock Award Column.

(3)
Amounts in this column for 2016 reflect the grant date fair value of the (i) performance based phantom awards and (ii) units issued pursuant to the 2016 annual incentive bonus program, in each case computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The values of the performance-based phantom units at the grant date assuming that the highest level of performance conditions will be achieved for Messrs. Glendon, Rinaldi, Flaherty, Scammon and Weego are as follows: $858,480, $858,480, $245,280, $210,240 and $227,760, respectively.

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

(5)	For fiscal year 2015, there was an aggregate loss of $9,629 and $2,952 for Messrs. Flaherty and Scammon, respectively.

(6)
The amounts set forth in this column for 2016 represent: (i) a 401(k) plan matching contribution (ii) our contribution to the DC Plan; (iii) Named Executive Officer car allowance and; (iv) other incidental payments. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty, and as such the amount of his DC Plan contribution is double that of the other Named Executive Officers. For a quantification of these benefits please see the table below. For more information regarding these benefits, please see the “Other Benefits” section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	Other Incidental ($)	All Other Compensation Total ($)
David C. Glendon	9,540	13,250	—	—	22,790
Gary A. Rinaldi	9,540	13,250	—	—	22,790
Thomas F. Flaherty	9,540	26,500	12,500	—	48,540
Steven D. Scammon	9,540	13,250	—	—	22,790
Brian W. Weego	8,584	13,250	—	—	21,834
Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the performance-based phantom units granted in March of 2016 and the common units issued pursuant to our 2016 annual incentive bonus program. Both types of equity-based awards were granted pursuant to our LTIP and remain subject to its terms. More information regarding the terms of these awards is provided in the “Components of Compensation” section of our Compensation Discussion and Analysis above.

Name	Grant Date (#)	Award Approval Date (#)	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold (#)	Target (#)	Maximum (#)
David C. Glendon	3/7/2016	3/7/2016	—	24,500	49,000		429,240
	2/27/2017	3/2/2017				3,000	82,650
Gary A. Rinaldi	3/7/2016	3/7/2016	—	24,500	49,000		429,240
	2/27/2017	3/2/2017				3,000	82,650
Thomas F. Flaherty	3/7/2016	3/7/2016	—	7,000	14,000		122,640
	2/27/2017	3/2/2017				1,500	41,325
Steven D. Scammon	3/7/2016	3/7/2016	—	6,000	12,000		105,120
	2/27/2017	3/2/2017				465	12,811
Brian W. Weego	3/7/2016	3/7/2016	—	6,500	13,000		113,880
	2/27/2017	3/2/2017				1,500	41,325

(1)
Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns represent the target and maximum settlement levels with respect to the performance-based phantom unit awards settled in our common units and granted to our Named Executive Officers pursuant to our LTIP during 2016. The performance-based phantom unit awards do not have a threshold value. Vesting of the phantom units will be determined based on Sprague Holdings Operating Cash Flow performance during the performance period from January 1, 2016 through December 31, 2018. The performance-based phantom unit awards include a distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. For more information regarding the performance-based phantom unit awards, please see the “Components of Compensation-Long Term Equity Incentive Awards” section of our Compensation Discussion and Analysis above.

(2)
These amounts represent the portion of each Named Executive Officer's 2016 annual incentive bonus that our board of directors determined would be paid in common units. Units that are distributed to our Named Executive Officers under the annual incentive bonus program are fully vested upon distribution but are subject to a one-year holding period from date of issuance. The 2016 annual incentive bonus program was based on achievement of minimum distributable cash flow. For more information regarding the amounts received under the 2016 annual incentive bonus program, please see the “Components of Compensation-Annual Incentive Bonus” section of our Compensation Discussion and Analysis above.

(3)
The amounts in this column reflect the aggregate grant date fair value of awards granted to our Named Executive Officers in 2016 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of the phantom units issued pursuant to our long term equity incentive program and the common units issued as a portion of our 2016 annual incentive bonus program was $17.52 and $27.55 per award, respectively. For a discussion of the valuation assumptions used in determining the grant date fair value of these awards see Note 19 “Equity-Based Compensation” of the Notes to Consolidated Financial Statements included in this Annual Report.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the total number and estimated value of outstanding performance based phantom units held by our Named Executive Officers as of December 31, 2016.

Name (a)	Stock Awards
	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)(1)
David C. Glendon	28,000	(2)	786,800
				47,500	(3)	1,334,750
				24,500	(4)	688,450
Gary A. Rinaldi	28,000	(2)	786,800
				47,500	(3)	1,334,750
				24,500	(4)	688,450
Thomas F. Flaherty	7,000	(2)	196,700
				12,000	(3)	337,200
				7,000	(4)	196,700
Steven D. Scammon	7,000	(2)	196,700
				12,000	(3)	337,200
				6,000	(4)	168,600
Brian W. Weego	7,000	(2)	196,700
				12,000	(3)	337,200
				6,500	(4)	182,650

(1)	Amounts represented assume a market value of $28.10 per common unit, the closing price of our common units on December 30, 2016.

(2)
These figures represent the number of common units deliverable to each of our Named Executive Officers as a result of the vesting of the third and final tranche of the performance-based phantom unit awards granted in July of 2014. These amounts represent the actual number of our common units earned pursuant to the terms of the awards for the performance period from January 1, 2016 through December 31, 2016, based on our total unitholder return and relative total unitholder return during that period. Because we achieved our maximum performance goals for the 2016 performance period, this tranche was scheduled to settle at 200% of target, effective as of December 31, 2016. These awards were no longer considered “equity incentive plan awards” once the performance period ended. However, the awards are included in this column because each of our Named Executive Officers must remain employed with us through the date of settlement of the awards or such awards will be forfeited. As such, the awards were not fully vested as of December 31, 2016; the awards subsequently settled on January 30, 2017.

(3)
These figures represent the maximum settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 5, 2015 based on our performance through December 31, 2016 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period which concludes December 31, 2017. These awards contain distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2016, all distributions delivered to common unitholders have been paid in cash.

(4) Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 7, 2016 based on our performance through December 31, 2016 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period, which concludes December 31, 2018. These awards contain cash distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2016, all distributions delivered to common unitholders have been paid in cash.
Option Exercises and Stock Vested
The following table reflects the total number of time-based and performance-based phantom units held by our Named Executive Officers that vested during 2016. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)(2)
David C. Glendon	16,894	322,639
Gary A. Rinaldi	16,894	322,639
Thomas F. Flaherty	3,500	66,045
Steven D. Scammon	3,500	66,045
Brian W. Weego	3,500	66,045

(1)
The amounts reflected in this column represent the aggregate market value realized by each Named Executive Officer on the vesting date of the time-based or performance-based phantom units held by such Named Executive Officer. The value realized upon vesting was determined by multiplying the number of units by the closing market price of the underlying units on the day prior to the applicable vesting date. The closing price of our common units on January 26, 2016 and March 30, 2016 was $18.87 and $20.20, respectively. The value realized upon vesting is comprised of the gross number of common units that vested and has not been reduced to take into account any common units net withheld to pay taxes.

(2)	Value realized on vesting was computed as described in footnote (1) above and was based on the following:

Recipient	Date of Award	Vesting Date	Number of Shares Vested (#)	Market Price on Vesting Date ($)	Value Realized on Vesting ($)
David C. Glendon	3/31/2014	3/31/2016	2,894	20.20	58,459
	7/11/2014	1/27/2016	14,000	18.87	264,180
Gary A. Rinaldi	3/31/2014	3/31/2016	2,894	20.20	58,459
	7/11/2014	1/27/2016	14,000	18.87	264,180
Thomas F. Flaherty	7/11/2014	1/27/2016	3,500	18.87	66,045
Steven D. Scammon	7/11/2014	1/27/2016	3,500	18.87	66,045
Brian W. Weego	7/11/2014	1/27/2016	3,500	18.87	66,045

Pension Benefits
The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2016.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2016 Fiscal Year ($)
David C. Glendon	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Gary A. Rinaldi	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Thomas F. Flaherty	Axel Johnson Inc. Retirement Plan	20.4	760,874	—
	Axel Johnson Inc. Retirement Restoration Plan	20.4	198,632	—
Steven D. Scammon	Axel Johnson Inc. Retirement Plan	3.0	86,047	—
	Axel Johnson Inc. Retirement Restoration Plan	3.0	24,559	—
Brian W. Weego	Axel Johnson Inc. Retirement Plan	5.0	83,625	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

(1)	Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.

(2)	Messrs. Glendon and Rinaldi were not eligible to participate in the DB Plan or the RRP as they were hired after January 1, 2003.

(3)
Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2016. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 4.20% for the Axel Johnson Inc. Retirement Plan and 4.10% for the Axel Johnson Inc. Retirement Restoration Plan, (ii) the RP-2014 annuitant table and the MP-2015 mortality improvement scale and (iii) expected long-term rate of return on plan assets of 6.75%.

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
The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2016, Mr. Flaherty was the only Named Executive Officers eligible for early retirement; no Named Executive Officer was eligible for normal retirement. A participant can receive full DB Plan benefits as early as the participant’s 62nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.
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
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2016 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they agree to sign a release. A termination without “cause” has historically been determined on a case by case basis rather than by applying any one definition or a specific set of events to each employee. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of severance, (ii) 6 months of outplacement support and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.

The table below represents an estimate, based on the assumptions provided herein, of the amounts that each of the Named Executive Officers would have received in the event of a separation from service for the reasons noted below, in both cases with the stated event occurring on December 31, 2016.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Accelerated Equity ($)(4)	Total Severance Benefits ($)
David C. Glendon
Termination Without Cause	358,750	6,000	19,714	—	384,464
Retirement, Death, Disability	—	—	—	—	—
Gary A. Rinaldi
Termination Without Cause	358,750	6,000	13,037	—	377,787
Retirement, Death, Disability	—	—	—	—	—
Thomas F. Flaherty
Termination Without Cause	263,398	6,000	14,658	—	284,056
Retirement, Death, Disability	—	—	—	—	—
Steven D. Scammon
Termination Without Cause	276,092	6,000	17,466	—	299,558
Retirement, Death, Disability	—	—	—	—	—
Brian W. Weego
Termination Without Cause	250,467	6,000	17,466	—	273,933
Retirement, Death, Disability	—	—	—	—	—

(1)	Amounts in this column reflect 12 months severance payments to the Named Executive Officers based on each Named Executive Officer's base salary in effect as of December 31, 2016.

(2)
Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period. The actual cost of such services could vary based on the individual needs of each Named Executive Officer and the outside provider of such services.

(3)	Amounts in this column reflect the value of continued health and dental benefits for a 12 month period based on the value of the benefits received by each individual as of December 31, 2016.

(4)
Performance-based phantom units granted in 2014 and 2015 would have been forfeited upon a termination on December 31, 2016, as described below. A pro-rata portion of performance-based phantom units granted in 2016 vest upon the Named Executive Officer’s termination of employment by reason of death or Disability, as described below. Based upon the performance metrics in the 2016 phantom unit awards and using our performance through December 31, 2016, no phantom units would have accelerated upon retirement or termination due to death or Disability on December 31, 2016. However, the performance period for the 2016 awards ends on December 31, 2018 and the number of phantom units awarded will be based on performance through that date. Actual payment under the 2016 phantom unit awards assuming maximum performance could total $1,376,900 for each of Mr. Glendon and Mr. Rinaldi, $393,400 for Mr. Flaherty, $337,200 for Mr. Scammon, and $365,300 for Mr. Weego. These maximum payment estimates are calculated using a market value of $28.10 per common unit, which was the closing price of our common units on December 30, 2016.

The Named Executive Officers are not entitled to any payment or benefit upon a change in control of us. However, the LTIP provides that on the occurrence of a “change of control” (as defined below), the Committee, acting in its sole discretion without the consent or approval of any grantee, may, among other things, remove any applicable forfeiture restrictions on any award under the LTIP and accelerate the time at which the restricted period shall lapse to a specific date before or after such change in control.
The LTIP provides that “Change of Control” means one or more of the following events: (i) any “person” or “group” within the meaning of those terms as used in Sections 13(d) and 14(d)(2) of the Exchange Act, other than members of the General Partner, the Partnership, or an affiliate of either the General Partner or the Partnership, becomes the beneficial owner, by way of merger, consolidation, recapitalization, reorganization or otherwise, of 50% or more of the voting power of the voting securities of the General Partner or us; (ii) the limited partners of the General Partner or of us approve, in one transaction or a series of transactions, a plan of complete liquidation of the General Partner or us; (iii) the sale or other disposition by either the General Partner or us of all or substantially all of its assets in one or more transactions to any person other than an affiliate; (iv) the General Partner or an affiliate of the General Partner or us ceases to be our General Partner; or (v) any other event specified as a “Change of Control” in an applicable award agreement. Notwithstanding the above, with respect to an award that is subject to Section 409A of the Code, a “Change of Control” will not occur unless that Change of Control also constitutes a “change in the ownership of a corporation,” a “change in the effective control of a corporation,” or a “change in the ownership of a substantial portion of a corporation’s assets,” in each case, within the meaning of 1.409A-3(i)(5) of the Treasury Regulations, as applied to non-corporate entities.
For the performance-based phantom unit awards granted in July of 2014, the Named Executive Officers must remain employed through the date of settlement of the performance-based phantom units in order to receive delivery of the common units thereunder. If a Named Executive Officer ceases to provide services to us for any reason prior to settlement of the performance-based phantom units granted in July of 2014, that officer will forfeit their rights to any payment with respect to those awards. With respect to the performance-based phantom unit awards granted in March of 2015, the Named Executive Officers must remain employed only through the date of vesting, which coincides with the last day of the performance period on December 31, 2017, in order to receive delivery of the common units thereunder. If a Named Executive Officer ceases to provide services to us for any reason prior to the date of vesting of the performance-based phantom units granted in March of 2015, that officer will forfeit their rights to any payment with respect to those awards.
For the phantom units granted in 2016, the award agreement provides that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement on or (A) after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) disability (as defined below), then, in all cases, the Named Executive Officer is entitled to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement at the normal settlement date prorated by the number of days that have elapsed in the applicable performance period prior to the cessation of services to us, our General Partner, or our respective affiliates. For purposes of these agreements, “disability” means that the Named Executive Officer becomes eligible to receive long-term disability benefits under our long-term disability plan, or, if the Named Executive Officer does not participate in our long-term disability plan, that he or she is unable to perform the essential functions of his or her position, with reasonable accommodation, due to an illness or physical impairment or other incapacity that continues, or can reasonably be expected to continue, for a period in excess of 180 days, whether or not consecutive. The determination of whether a Named Executive Officer has incurred a disability under the foregoing shall be made in good faith by the Committee.
The above descriptions of the phantom unit award agreements and our LTIP do not purport to be complete and are qualified in their entirety by reference to the full text of the phantom unit agreements and the LTIP, which have been previously filed with the SEC.

2016 DIRECTOR COMPENSATION
We use a combination of cash and equity compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, we consider the time commitment directors must make in performing their duties, the level of skills required by directors and the market competitiveness of director compensation levels.
Prior to September 2016, officers, employees or paid consultants and advisors of our General Partner or its affiliates (including Axel Johnson Inc. and its affiliates) who served as members of the board of directors of the General Partner did not receive additional compensation for their service as members of the board. In September 2016, in recognition of Mr. Hennelly's service, the board of directors, decided to compensate Mr. Hennelly in a manner similar to a non-employee director. Accordingly, effective as of September 2016, each non-employee director and Mr. Hennelly receive an annual retainer of $60,000, paid in quarterly installments. Each non-employee director and Mr. Hennelly also receives an annual award, granted within five business days of October 15 of each year, of the number of fully vested common units representing limited partner interests (“Common Units”) in the Partnership having a grant date fair value of approximately $60,000, subject to the terms and vesting schedules set forth in the applicable grant documents. Further, each non-employee director and Mr. Hennelly, serving as a chairman or a member of a committee of the board, receives an annual retainer of $10,000 or $5,000, respectively, paid in quarterly installments. All directors receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees of the board. Each director is covered by liability insurance and will be fully indemnified by the Partnership for actions associated with being a director to the fullest extent permitted under Delaware law.
Messrs. Evans, Harper, Hennelly and Ms. Bowman received a fully vested annual grant of common units valued at approximately $60,000 in October 2016. The table below summarizes the compensation paid to independent directors for the fiscal year ended December 31, 2016.

Name (1)	Fees Earned or Paid in Cash ($)(4)	Unit Awards ($)(5)(6)	Total ($)
Michael D. Milligan (2)	—	—	—
Ben J. Hennelly (3)	15,000	60,000	75,000
Sally A. Sarsfield (2)	—	—	—
Robert B. Evans	75,000	60,000	135,000
C. Gregory Harper	75,000	60,000	135,000
Beth A. Bowman	70,000	60,000	130,000

(1)
Messrs. Glendon and Rinaldi serve as our Named Executive Officers and are not included in this table because they receive no compensation for their services as directors. The compensation received by Messrs. Glendon and Rinaldi as our Named Executive Officers is shown in the Summary Compensation Table.

(2)	Mr. Milligan and Ms. Sarsfield, as officers of Axel Johnson, do not receive separate compensation for their services as directors.

(3)
Mr. Hennelly is a former officer of Axel Johnson and currently is President and Chief Executive Officer of Decisyon Inc., a portfolio company of Axel Johnson. Effective September 2016, Mr. Hennelly receives separate compensation for his services as a director.

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

(5)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Messrs. Evans, Harper and Hennelly and Ms. Bowman all received the fully vested annual grant of 2,456 units valued at approximately $60,000 in October 2016. Please see Note 19 to our Consolidated Financial Statements for assumptions used in valuing our Common Units.

(6)	On December 31, 2016, none of our directors held outstanding, unvested equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units of Sprague Resources LP that are issued and outstanding as of March 6, 2017 and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Sprague Holdings LLC (1)(2)	12,106,348		56.5%
Axel Johnson (2)(3)	12,106,348		56.5%
Lexa International Corporation (2)(4)	12,106,348		56.5%
Antonia Ax:son Johnson (2)(5)	12,106,348		56.5%
OppenheimerFunds, Inc. (6)	1,650,898		7.7%
Goldman Sachs Asset Management (7)	1,332,097		6.2%
David C. Glendon	80,339		*
Gary A. Rinaldi	79,132		*
Thomas E. Flaherty	28,335		*
Brian W. Weego	26,398		*
Steven D. Scammon	22,541		*
Michael D. Milligan	20,000		*
Robert B. Evans	11,931		*
C. Gregory Harper	11,931		*
Beth A. Bowman	7,605		*
Sally A. Sarsfield	4,100		*
Ben J. Hennelly	2,456		*
All executive officers and directors of our General Partner as a group (15 persons)	391,244	(8)	1.8%

*	Represents less than 1%.

(1)	The address for this entity is 185 International Drive, Portsmouth, NH 03801.

(2)
Common units shown as beneficially owned by Axel Johnson, Lexa International Corporation and Antonia Ax:son Johnson reflect common units owned of record by Sprague Holdings. Sprague Holdings is a wholly-owned subsidiary of Axel Johnson and, as such, Axel Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings and its subsidiaries, but disclaims such beneficial ownership. Axel Johnson is a wholly-owned subsidiary of Lexa International Corporation and, as such, Lexa International Corporation may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership. Lexa International Corporation, through certain non-U.S. entities, is controlled by Antonia Ax:son Johnson and, as such, Antonia Ax:son Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership.

(3)	The address for this entity is 155 Spring Street, 6th Floor, New York, NY 10012.

(4)	The address for this entity is 2410 Old Ivy Road, Suite 300, Charlottesville, VA 22903.

(5)	The address for this person is c/o Axel Johnson AB, Villagatan 6, P.O. Box 26008, SE-100 41 Stockholm, Sweden.

(6)
The address for this entity is 225 Liberty Street, New York, NY 10281. OppenheimerFunds, Inc. reported shared voting power and shared dispositive power for 1,650,898 common units which includes 1,530,958 common units held at Oppenheimer SteelPath MLP Income Fund. Oppenheimer SteelPath MLP Income Fund, whose address is 6803 S. Tuscon Way, Centennial, CO 80112-3924, reported shared voting power and shared dispositive power with respect to 1,530,958 common units. Beneficial ownership reported is based solely on a Schedule 13G filed on January 26, 2017.

(7)
Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC, reported as "Goldman Sachs Asset Management". The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282. Goldman Sachs Asset Management reports shared voting and dispositive power with respect to all of the 1,332,097 common units. Beneficial ownership reported based solely on a Schedule 13G filed on February 2, 2017.

(8)	The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	378,950	—	157,432

(1)	Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2016. We have not granted any stock option awards.

(2)	The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.
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

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common unitholders, including Sprague Holdings as the holder of an aggregate of 12,106,348 common units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2016, Sprague Holdings received $1.3 million related to its incentive distribution rights.
Assuming we have sufficient distributable cash flow to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, Sprague Holdings would receive an annual distribution of approximately $20.0 million on its common units.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $90.3 million for the year ended December 31, 2016.
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
Right of First Refusal
Under the terms of the omnibus agreement, Axel Johnson has agreed, and has caused its controlled affiliates to agree, for so long as Axel Johnson or its controlled affiliates, individually or as part of a group, control our General Partner, that if Axel Johnson or any of its controlled affiliates has the opportunity to acquire a controlling interest in any assets or any business having assets that are primarily engaged in the businesses in which we are engaged as of the closing of the IPO and that operate primarily in the United States or Quebec, Ontario or the Maritimes, Canada, then Axel Johnson or its controlled affiliates will offer such acquisition opportunity to us and give us a reasonable opportunity to acquire such assets or businesses either before Axel Johnson or its controlled affiliates acquire it or promptly after the consummation of such acquisition by Axel Johnson or its controlled affiliates, at a price equal to the purchase price paid or to be paid by Axel Johnson or its controlled affiliates plus any related transactions costs and expenses incurred by Axel Johnson or its controlled affiliates. Our decision to acquire or not acquire any such assets or businesses will require the approval of the conflicts committee of the board of directors of our General Partner. Any assets or businesses that we do not acquire pursuant to the right of first refusal may be acquired and operated by Axel Johnson or its controlled affiliates.
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

Trade Credit Support
Under the terms of the omnibus agreement, Axel Johnson agreed to continue to provide credit support to us, consistent with past practice, through December 31, 2016, if, and to the extent, such services are necessary in our reasonable judgment. We have have been successful in our efforts to reduce the need for trade credit support; and at December 31, 2016, Axel Johnson did not provide us with any trade credit support.
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
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $90.3 million for the year ended December 31, 2016.

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
Subsequent to the IPO related agreements described above, we entered into certain agreements with our sponsor and certain of its affiliates, as described below.
Kildair Acquisition Agreement
On December 9, 2014, pursuant to a Purchase Agreement by and among Sprague Resources ULC, an indirect subsidiary of the Partnership, Sprague International Properties LLC, Sprague Canadian Properties LLC and Axel Johnson Inc., the Partnership indirectly acquired all of the equity interests of Kildair for total consideration of $175.0 million, consisting of (i) $165.0 million in cash (a portion of which was used by Kildair to retire third-party and related party debt) and (ii) 462,408 common units issued by the Partnership having a value equal to $10.0 million. In assessing the Kildair acquisition, the conflicts committee retained a financial adviser; and, after review and evaluation, the conflicts committee approved the Kildair acquisition and the total consideration paid.
Medius Agreement
On September 30, 2016, our General Partner entered into a Master Cloud Subscription Agreement, and other ancillary agreements (collectively, "Medius Agreement"), for financial software product and services with Medius Software Inc., a subsidiary of Medius AB ("Medius"). An affiliate of Axel Johnson, our Sponsor, has a greater than 10% ownership interest in Medius. Under the Medius Agreement, the General Partner made an initial payment of $71,300 and committed to annual subscription and other payments of $85,900 per year for a period of three years. After the initial three-year term, unless terminated by the Partnership, the Medius Agreement will automatically renew for a period of 12 months.
Director Independence
The information required by Item 407(a) of Regulation S-K is included in Item 10 - "Directors, Executive Officers and Corporate Governance” above.

Item 14. Principal Accounting Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2016. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following table presents fees for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last two fiscal years.

	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$2,184,700	$2,086,000
Audit-Related Fees	—	10,000
Tax Fees (2)	332,300	405,000
All Other Fees	5,000	5,000
Total	$2,522,000	$2,506,000

(1)
Fees for audit services billed or expected to be billed consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.

(2)
Fees for tax services billed or expected to be billed consisted of services related to tax compliance, services related to the review of our partnership Form K-1, and services related to research and consultation on other tax related matters.

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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2016 and 2015 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2016.

1.	Sprague Resources LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes thereto.

3.	Exhibits:
The list of exhibits attached to this Annual Report on Form 10-K is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 10, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan		March 10, 2017
Michael D. Milligan	Chairman of the Board of Directors

/s/ David C. Glendon		March 10, 2017
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Gary A. Rinaldi		March 10, 2017
Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 10, 2017
Beth A. Bowman	Director

/s/ Robert B. Evans		March 10, 2017
Robert B. Evans	Director

/s/ C. Gregory Harper		March 10, 2017
C. Gregory Harper	Director

/s/ Ben J. Hennelly		March 10, 2017
Ben J. Hennelly	Director

/s/ Sally A. Sarsfield		March 10, 2017
Sally A. Sarsfield	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sprague Resources LP at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sprague Resources LP's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, Connecticut
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
We have audited Sprague Resources LP’s (the Partnership) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Sprague Resources LP’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report regarding Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, Sprague Resources LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprague Resources LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Hartford, Connecticut
March 10, 2017

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except units)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$2,682	$30,974
Accounts receivable, net	221,954	160,848
Inventories	318,899	241,320
Fair value of derivative assets	66,858	157,714
Other current assets	43,316	57,006
Total current assets	653,709	647,862
Property, plant, and equipment, net	251,101	250,909
Intangibles, net	23,446	22,113
Other assets, net	13,668	16,160
Goodwill	70,550	63,288
Total assets	$1,012,474	$1,000,332
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$138,358	$91,387
Accrued liabilities	48,323	47,840
Fair value of derivative liabilities	95,339	37,178
Due to General Partner	14,218	14,021
Current portion of working capital facilities	153,603	332,500
Current portion of capital leases and other debt	1,358	1,213
Total current liabilities	451,199	524,139
Commitments and contingencies (Note 18)
Working capital facilities - less current portion	156,733	—
Acquisition facility	245,400	283,400
Long-term capital leases and other debt	4,165	3,987
Other liabilities	12,790	14,995
Due to General Partner	1,269	1,264
Deferred income taxes	15,481	15,062
Total liabilities	887,037	842,847
Unitholders’ equity:
Common unitholders—public (9,207,473 and 8,977,378 units issued and outstanding as of December 31, 2016 and 2015, respectively)	175,314	189,483
Common unitholders—affiliated (2,034,378 units issued and outstanding)	(4,518)	(1,370)
Subordinated unitholders—affiliated (10,071,970 units issued and outstanding)	(34,576)	(18,989)
Accumulated other comprehensive loss, net of tax	(10,783)	(11,639)
Total unitholders’ equity	125,437	157,485
Total liabilities and unitholders’ equity	$1,012,474	$1,000,332
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Operations
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2016	2015	2014
Net sales	$2,389,998	$3,481,914	$5,069,762
Cost of products sold (exclusive of depreciation and amortization)	2,179,089	3,188,924	4,755,031
Operating expenses	65,882	71,468	62,993
Selling, general and administrative	84,257	94,403	76,420
Depreciation and amortization	21,237	20,342	17,625
Total operating costs and expenses	2,350,465	3,375,137	4,912,069
Operating income	39,533	106,777	157,693
Other (expense) income	(114)	298	(288)
Interest income	388	456	569
Interest expense	(27,533)	(27,367)	(29,651)
Income before income taxes	12,274	80,164	128,323
Income tax provision	(2,108)	(1,816)	(5,509)
Net income	$10,166	$78,348	$122,814
Deduct:
Income attributable to Kildair through December 8th, 2014 (Note 2)	—	—	(4,080)
Incentive distributions declared	(1,742)	(321)	—
Limited partners’ interest in net income	$8,424	$78,027	$118,734
Net income per limited partner unit:
Common—basic	$0.40	$3.71	$5.88
Common—diluted	$0.38	$3.65	$5.84
Subordinated—basic and diluted	$0.40	$3.71	$5.88
Weighted-average units used to compute net income per limited partner unit:
Common—basic	11,202,427	10,975,941	10,131,928
Common—diluted	11,560,617	11,141,333	10,195,566
Subordinated—basic and diluted	10,071,970	10,071,970	10,071,970
Distribution declared per common and subordinated units	$2.22	$1.98	$1.74
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$10,166	$78,348	$122,814
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps (Note 17)
Net income (loss) arising in the period	223	(939)	(531)
Reclassification adjustment related to losses realized in income	1,519	504	2,501
Net change in unrealized loss (gain) on interest rate swaps	1,742	(435)	1,970
Tax effect	(25)	15	(50)
	1,717	(420)	1,920
Foreign currency translation adjustment	(861)	(1,386)	(1,143)
Other comprehensive income (loss)	856	(1,806)	777
Comprehensive income	$11,022	$76,542	$123,591
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2013	$127,496	$(6,155)	$(39,438)	$—	$(10,610)	$71,293
Net income	50,141	9,953	62,720	—	—	122,814
Other comprehensive income	—	—	—	—	777	777
Unit-based compensation	1,528	286	1,803	—	—	3,617
Distributions paid	(13,370)	(2,460)	(15,764)	—	—	(31,594)
Distribution to sponsor for Kildair acquisition	—	(17,652)	(49,015)	—	—	(66,667)
Common units issued for Kildair acquisition	—	10,002	—	—	—	10,002
Common units issued for Castle acquisition	5,318	—	—	—	—	5,318
Other contributions from Parent	—	470	—	—	—	470
Units withheld for employee tax obligation	(58)	(10)	(68)	—	—	(136)
Balance as of December 31, 2014	171,055	(5,566)	(39,762)	—	(9,833)	115,894
Net income	33,218	7,558	37,418	154	—	78,348
Other comprehensive loss	—	—	—	—	(1,806)	(1,806)
Unit-based compensation	1,284	292	1,446	—	—	3,022
Distributions paid	(17,172)	(3,906)	(19,337)	(154)	—	(40,569)
Common units issued with annual bonus	2,088	479	2,372	—	—	4,939
Units withheld for employee tax obligation	(990)	(227)	(1,126)	—	—	(2,343)
Balance as of December 31, 2015	189,483	(1,370)	(18,989)	—	(11,639)	157,485
Net income	3,815	847	4,192	1,312	—	10,166
Other comprehensive income	—	—	—	—	856	856
Unit-based compensation	1,820	404	2,000	—	—	4,224
Distributions paid	(19,894)	(4,419)	(21,878)	(1,312)	—	(47,503)
Common units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligation	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance as of December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$10,166	$78,348	$122,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	25,211	23,893	22,441
Gain (loss) on sale of assets and insurance recoveries	189	(269)	(87)
Impairment on terminal assets	—	—	288
Provision for doubtful accounts	231	1,589	2,350
Non-cash unit-based compensation	3,681	8,436	8,182
Deferred income taxes	387	147	2,467
Changes in assets and liabilities, net of effects of Kildair contribution agreement:
Accounts receivable	(61,541)	127,202	(19,135)
Inventories	(77,235)	149,236	84,456
Prepaid expenses and other assets	17,051	7,751	15,254
Fair value of commodity derivative instruments	165,108	19,754	(242,596)
Due to/from General Partner and affiliates	759	(1,066)	11,964
Accounts payable, accrued liabilities and other	47,737	(127,408)	7,166
Net cash provided by operating activities	131,744	287,613	15,564
Cash flows from investing activities
Purchases of property, plant and equipment	(15,986)	(14,899)	(18,580)
Proceeds from property insurance settlements and sale of assets	154	781	1,603
Acquisitions, net of cash acquired	(29,065)	(447)	(115,515)
Net cash used in investing activities	(44,897)	(14,565)	(132,492)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(59,910)	(198,917)	244,739
Payments on capital lease liabilities and term debt	(1,217)	(1,373)	(848)
Payments on long-term terminal obligations	(546)	(559)	(602)
Debt issue costs	(2,089)	(1,938)	(4,432)
Distributions to unitholders	(47,503)	(40,569)	(31,594)
Foreign exchange on capital lease obligations	6	(266)	(184)
Repurchased units withheld for employee tax obligations	(3,870)	(2,343)	(136)
Net payments to Parent and affiliate	—	—	(32,035)
Distribution to Parent for contribution of Kildair	—	—	(56,665)
Net increase in payable to Parent	—	—	147
Net cash (used in) provided by financing activities	(115,129)	(245,965)	118,390
Effect of exchange rate changes on cash balances held in foreign currencies	(10)	(189)	572
Net change in cash and cash equivalents	(28,292)	26,894	2,034
Cash and cash equivalents, beginning of period	30,974	4,080	2,046
Cash and cash equivalents, end of period	$2,682	$30,974	$4,080
Supplemental disclosure of cash flow information
Cash paid for interest	$24,231	$24,382	$25,036
Cash paid for taxes	$789	$3,929	$1,827
Fair value of common units issued in connection with acquisitions	$—	$—	$15,320
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Consolidated Financial Statements
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
Unless the context otherwise requires, references to “Sprague Resources,” and the “Partnership,” when used in a historical context prior to October 30, 2013, refer to Sprague Operating Resources LLC, the “Predecessor” for accounting purposes and the successor to Sprague Energy Corp., also referenced as “the Predecessor” and when used in the present tense or prospectively, refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or "Sponsor" or the “Parent” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner. References to the “General Partner” refer to Sprague Resources GP LLC.
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
As of December 31, 2016, the Parent, through its ownership of Sprague Holdings, owned 2,034,378 common units and 10,071,970 subordinated units, representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Notes 20 and 22.
As of December 31, 2016, Sprague Holdings owned, directly or indirectly, all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that during the subordination period, the common units have the right to receive distributions of cash from distributable cash flow each quarter in an amount equal to $0.4125 per common unit, which is the amount defined in the partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from distributable cash flow may be made on the subordinated units. Furthermore, no arrearages will accrue or be paid on the subordinated units. Upon expiration of the subordination period, any outstanding arrearages in payment of the minimum quarterly distribution on the common units will be extinguished (not paid), each outstanding subordinated unit will immediately convert into one common unit and will thereafter participate pro rata with the other common units in distributions.
As stated in Note 23, on February 16, 2017, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 10,071,970 subordinated units outstanding have converted to common units on a one-for-one basis.

Services Agreement
The Partnership, the General Partner and Sprague Holdings operate under a services agreement (the “Services Agreement”) pursuant to which the General Partner provides certain general and administrative and operational services to the Partnership and Sprague Holdings, and the Partnership and Sprague Holdings reimburse the General Partner for all costs and expenses incurred in connection with providing such services to the Partnership and Sprague Holdings. The Services Agreement does not limit the amount that may be reimbursed or paid by the Partnership to the General Partner. The initial term of the Services Agreement will expire on October 30, 2018 and will automatically renew at the end of the initial term for successive one-year terms until terminated in accordance with the terms thereof. The Services Agreement does not limit the ability of the officers and employees of the General Partner to provide services to other affiliates of Sprague Holdings or unaffiliated third parties. See Note 12.
As of December 31, 2016 the General Partner employed approximately 600 full-time employees who support the Partnership’s operations, 58 of whom were covered by five collective bargaining agreements. One of these agreements, covering seven employees, expires June 30, 2017. As of December 31, 2016, the Partnership's Canadian subsidiary had 101 employees, 41 of whom were covered by one collective bargaining agreement which expires March 18, 2021.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. Investments in affiliated companies, greater than 20% voting interest or where the Partnership exerts significant influence over an investee but lacks control over the investee, are accounted for using the equity method.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and the reported net sales and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are asset and liability valuations as part of an acquisition, the fair value of derivative assets and liabilities, and if necessary environmental and legal obligations.
Revenue Recognition and Cost of Products Sold
The Partnership recognizes revenue on refined products, natural gas and materials handling revenue-producing activities, net of applicable provisions for discounts and allowances. Allowances for estimated cash discounts are recorded as a reduction of revenue at the time of sale. Cash discounts were $3.7 million, $6.3 million and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. At the time of recognition for all revenue producing activities, persuasive evidence of an arrangement exists, delivery or service has occurred, the price is fixed or determinable, and collectability is reasonably assured.
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

Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2016 will settle prior to June 30, 2018.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2016 or 2015.
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
The Partnership’s cash is in demand deposits placed with federally insured financial institutions. Such deposit accounts at times may exceed federally insured limits. The Partnership has not experienced any losses on such accounts.
Fair Value Measurements
The Partnership determines fair value based on a hierarchy for the inputs used to measure the fair value of financial assets and liabilities based on the source of the input, which generally range from quoted prices for identical instruments in a principal trading market (Level 1) to estimates determined using significant unobservable inputs (Level 3). Multiple inputs may be used to measure fair value; however, the level of fair value is based on the lowest significant input level within this fair value hierarchy.
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
Long-Term Incentive Plan
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP provides the Partnership with the flexibility to grant unit options, restricted units, phantom units, unit appreciation rights, cash awards, distribution equivalent rights, substitute awards and other unit-based awards or any combination of the foregoing. The LTIP limits the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2016, there were 378,950 common units reserved for issuance and 157,432 available for issuance. The LTIP will expire upon the earlier of (i) its termination by the board of directors of the General Partner, (ii) the date common units are no longer available under the LTIP for grants or (iii) the tenth anniversary of the date the LTIP was approved by the General Partner.
Earnings (Loss) Per Unit
The Partnership computes income (loss) per unit using the two-class method. Net income (loss) attributable to common unitholders and subordinated unitholders for purposes of the basic income (loss) per unit computation is allocated between the common unitholders and subordinated unitholders by applying the provisions of the partnership agreement. Under the two-class method, any excess of distributions declared over net income (loss) is allocated to the partners based on their respective sharing of income specified in the partnership agreement. Net income (loss) per unit is determined by dividing the net income (loss) allocated to the common unitholders and the subordinated unitholders under the two-class method by the number of common units and subordinated units outstanding in the period.

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
Property, Plant and Equipment, Net
Property, plant and equipment, net are recorded at historical cost. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Furniture and fixtures	5 to 10 years
Plant and machinery	5 to 30 years
Building and leasehold improvements	10 to 25 years

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
Purchase Price Allocation
The cost of an acquired entity is allocated to the assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. Property, plant and equipment and goodwill generally represent large components of these acquisitions. In addition to goodwill, intangible assets acquired may include customer relationships and non-compete agreements. Goodwill is calculated as the excess of the cost of the acquired entity over the net of the fair value of the assets acquired and the liabilities assumed.
For all material acquisitions the Partnership determines the fair value of the assets acquired and liabilities assumed, including goodwill, based on recognized business valuation methodologies. An income, market or cost valuation method may be utilized to estimate the fair value of the assets acquired or liabilities assumed. The income valuation method represents the present value of future cash flows over the life of the asset using: (i) discrete financial forecasts, based on management’s estimates of revenue and operating expenses; (ii) long-term growth rates; and (iii) appropriate discount rates. The market valuation method uses prices paid for a reasonably similar asset by other purchasers in the market, with adjustments relating to any differences between the assets. The cost valuation method is based on the replacement cost of a comparable asset at prices at the time of the acquisition reduced for depreciation of the asset.

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
Intangibles, Net
Intangibles, net consist of intangible assets with finite lives, primarily customer relationships and non-compete agreements. Intangibles and other assets are amortized over their respective estimated useful lives. The Partnership believes the sum-of-the-years’-digits method of amortization properly reflects the timing of the recognition of the economic benefits realized from its intangible assets.
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through Sprague Energy Solutions, Inc., a taxable corporate subsidiary. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2016, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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

The Partnership recognizes the financial statement effect of an uncertain tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2016, 2015 and 2014, the interest and penalties recognized by the Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service for the years ended December 31, 2015, 2014 and 2013 and by the Canada Revenue Agency for the years ended December 31, 2015, 2014, 2013 and 2012.
Foreign Currency
The Partnership’s reporting currency is the U.S. dollar. The Partnership's most significant foreign operations are conducted by Kildair, a Canadian subsidiary. The functional currency of Kildair is the U.S. Dollar.
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2016, 2015 and 2014, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, except for certain transaction gains or losses related to intercompany receivable and payables, amounted to gains of $0.1 million, $1.3 million and $0.5 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.
In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on the Partnership's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The Partnership has not yet adopted the provisions of this ASU, which is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is to be applied retrospectively to all periods presented. Early application is permitted, including adoption in an interim period. The adoption of this new guidance is not expected to have a material impact on the Partnership's consolidated statement of cash flows.
In March 2016, the FASB issued ASU 2016-09 Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses areas for simplification involving several aspects of the accounting for share-based payment transactions including, among other things, income tax consequences of excess benefits and deficiencies, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the use of forfeiture estimates. The Partnership has not yet adopted the provisions of this ASU, which is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The adoption of this new guidance is not expected to have a material impact on the Partnership's consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating the impact of this new standard on the consolidated financial statements.
In October 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Partnership adopted the application of this ASU in 2016 which resulted in no impact to its consolidated financial statements relating to the Partnership's previous acquisitions.
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
In April 2015, the FASB issued ASU 2015-3, Simplifying the Presentation of Debt Issuance Costs, ("ASU 2015-3"), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. In August 2015, the FASB issued ASU 2015-15 to reflect SEC commentary that given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Partnership adopted the application of these ASUs in 2016 by electing to continue its policy of deferring and presenting debt issuance costs related to its revolving credit agreement as an asset and amortizing the deferred debt issuance costs ratably over the term of the arrangement as addressed by the SEC commentary in ASU 2015-15.
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The FASB has issued several ASUs subsequent to ASU 2014-9 in order to clarify implementation guidance but did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after
December 15, 2017, including interim periods within those fiscal years. The Partnership has reviewed and gained an understanding of the new revenue recognition accounting guidance, has completed a revenue stream scoping process and is currently evaluating the provisions of the standard by working with business segment representatives to evaluate any necessary changes to business processes, systems and controls. In addition, the Partnership is continuing to review its contracts and documentation. The Partnership currently expects to adopt this guidance on January 1, 2018, using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of unitholders' equity, and has not yet determined the effect of the update on the Partnership’s consolidated financial statements.

2.	Business Combinations
Acquisition of Natural Gas Business of Santa Buckley Energy, Inc.
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
The following table summarizes the fair values of the assets acquired and liabilities assumed:

Derivative assets	$22,678
Other current assets and prepaids	2,168
Intangibles and other	6,539
Natural gas transportation assets	8,040
Total identifiable assets acquired	39,425
Accrued liabilities	(219)
Derivative liabilities	(15,007)
Natural gas transportation liabilities	(2,396)
Total liabilities assumed	(17,622)
Net identifiable assets acquired	21,803
Goodwill	7,262
Net assets acquired	$29,065
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
Between October 1, 2012 and October 29, 2013 (“IPO date”) the assets, liabilities and results of operations of Kildair were consolidated into the Predecessor’s consolidated financial statements. Kildair was not included in the Partnership’s Consolidated and Combined Financial Statements subsequent to the IPO date, at which time Kildair was distributed to an affiliate of the Parent.

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
Acquisition of Castle Oil
On December 8, 2014, the Partnership acquired substantially all of the assets of Castle Oil (“Castle”) and certain of its affiliates by purchasing Castle’s Bronx, New York terminal and its associated wholesale, commercial, and retail fuel distribution business. The fair value of the consideration consisted of cash of $45.7 million, an obligation to pay $5.0 million over a three year period (net present value of $4.6 million) and $5.3 million in unregistered common units, plus payments for Castle’s inventory and other current assets of $37.0 million. Castle’s Bronx terminal is a large deep water petroleum products terminal located in New York City and has 0.9 million barrels of storage capacity. The purchase of this facility augments the Partnership’s supply, storage and marketing opportunities and provides new opportunities in refined fuels, and expanded materials handling capabilities. The acquisition was accounted for as a business combination and was financed with borrowings under the Partnership’s credit facility. The Partnership recognized $1.1 million of acquisition related costs that were expensed in 2014 and are included in selling, general and administrative expense.
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

3.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2016	2015
Fair value of interest rate swaps, net of tax	$891	$(826)
Cumulative foreign currency translation adjustment	(11,674)	(10,813)
Accumulated other comprehensive loss, net of tax	$(10,783)	$(11,639)

4.	Accounts Receivable, Net

	As of December 31,
	2016	2015
Accounts receivable, trade	$217,731	$154,497
Less allowance for doubtful accounts	(4,282)	(4,139)
Net accounts receivable, trade	213,449	150,358
Accounts receivable, other	8,505	10,490
Accounts receivable, net	$221,954	$160,848
Unbilled accounts receivable, included in accounts receivable, trade, at December 31, 2016 and 2015 were $50.9 million and $47.8 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	(Deductions)	Balance at End of Period
Balance, December 31, 2016:
Allowance for doubtful accounts	$4,139	$230	$20	$(107)	$4,282
Allowance for notes receivable	1,401	—	(20)	(740)	641
Total	$5,540	$230	$—	$(847)	$4,923
Balance, December 31, 2015:
Allowance for doubtful accounts	$3,976	$1,589	$7	$(1,433)	$4,139
Allowance for notes receivable	2,367	—	(7)	(959)	1,401
Total	$6,343	$1,589	$—	$(2,392)	$5,540
Balance, December 31, 2014:
Allowance for doubtful accounts	$1,607	$2,350	$84	$(65)	$3,976
Allowance for notes receivable	3,515	—	(84)	(1,064)	2,367
Total	$5,122	$2,350	$—	$(1,129)	$6,343
Notes receivable, net of allowance, are generally long-term arrangements and are included in other assets, net and as of December 31, 2016, was less than $0.1 million and as of December 31, 2015, was $0.5 million.

5.	Inventories

	As of December 31,
	2016	2015
Petroleum and related products	$305,827	$215,048
Asphalt	7,089	20,677
Coal	3,149	3,713
Natural gas	2,834	1,882
Inventories	$318,899	$241,320
Due to changing market conditions, the Partnership recorded a provision of $1.7 million, $27.9 million and $50.5 million as of December 31, 2016, 2015 and 2014, respectively, to write-down petroleum, natural gas and asphalt inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

6.	Other Current Assets

	As of December 31,
	2016	2015
Margin deposits with brokers	$33,193	$37,089
Natural gas transportation, current portion	2,504	2,716
Income tax receivable	379	1,697
Deposits	—	5,758
Other	7,240	9,746
Other current assets	$43,316	$57,006

7.	Property, Plant and Equipment, Net

	As of December 31,
	2016	2015
Plant, machinery, furniture and fixtures	$314,880	$305,763
Building and leasehold improvements	14,420	14,698
Land and land improvements	60,863	60,687
Construction in progress	8,451	6,660
Property, plant and equipment, gross	398,614	387,808
Less: accumulated depreciation	(147,513)	(136,899)
Property, plant and equipment, net	$251,101	$250,909
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $16.0 million, $15.9 million and $14.5 million, respectively.
Property, plant and equipment include the following amounts under capital leases:

	As of December 31,
	2016	2015
Plant, machinery, furniture and fixtures	$16,664	$16,457
Building and leasehold improvements	4,719	4,719
Land and land improvements	251	251
Property, plant and equipment, gross	21,634	21,427
Less: accumulated amortization	(10,186)	(9,572)
Property, plant and equipment, net	$11,448	$11,855
Amortization expense on capital leased assets is included in depreciation expense and for the years ended December 31, 2016, 2015 and 2014 was $1.5 million, $1.4 million and $1.3 million, respectively.

8.	Intangibles, Net

	As of December 31, 2016
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	2-14	$36,265	$14,396	$21,869
Other	3-5	5,821	4,244	1,577
Intangible assets, net		$42,086	$18,640	$23,446

	As of December 31, 2015
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3-15	$30,426	$10,204	$20,222
Other	4-6	5,121	3,230	1,891
Intangible assets, net		$35,547	$13,434	$22,113

The Partnership recorded amortization expense related to intangible assets of $5.2 million, $4.4 million and $3.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense.
During the year ended December 31, 2016, the Partnership acquired intangible assets of $6.5 million (consisting of $5.8 million of customer relationships and $0.7 million of other intangibles). During the year ended December 31, 2014, the Partnership acquired intangible assets of $19.2 million (consisting of $18.2 million of customer relationships and $1.0 million of other intangibles). See Note 2.

The estimated future annual amortization expense of intangible assets for the years ending December 31, 2017, 2018, 2019, 2020 and 2021 is $4.5 million, $3.7 million, $3.2 million, $2.7 million and $2.3 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

9.	Other Assets, Net

	As of December 31,
	2016	2015
Deferred debt issuance costs, net	$12,121	$14,198
Natural gas transportation, long-term portion	445	368
Other	1,102	1,594
Other assets, net	$13,668	$16,160
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $4.0 million, $3.6 million and $4.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.
Natural Gas Transportation Assets
The Partnership records the fair value of natural gas transportation contracts acquired in business combinations. In 2016, the Partnership recorded an asset of $8.0 million and a liability of $2.4 million in connection with the SBE acquisition. In 2014, the Partnership recorded an asset of $39.4 million and a liability of $1.5 million in connection with the Metromedia Energy acquisition.
These assets and liabilities are being amortized into cost of products sold (exclusive of depreciation and amortization) in the natural gas segment over the life of the underlying agreements. During the year ended December 31, 2016, 2015 and 2014, the Partnership recorded a charge to cost of products sold (exclusive of depreciation and amortization) of $6.5 million, $13.4 million and $21.9 million, respectively, which included $1.6 million, $3.6 million and $13.6 million, respectively, due to a decline in value as a result of decreasing natural gas spreads.
The estimated future expense of the net natural gas transportation assets for the years ended December 31, 2017 and 2018 is $1.7 million and $0.1 million, respectively. The amount expected to be expensed in the year ended December 31, 2017 has been recorded in other current assets and other current liabilities.

10.	Accrued Liabilities

	As of December 31,
	2016	2015
Customer prepayments and deposits	$13,421	$14,318
Accrued product taxes	8,623	8,272
Accrued product costs	5,066	4,728
Accrued wages and benefits	2,926	7,813
Other	18,287	12,709
Other current liabilities	$48,323	$47,840

11.	Credit Agreement

	As of December 31,
	2016	2015
Working capital facilities	$310,336	$332,500
Acquisition facility	245,400	283,400
Total credit agreement	555,736	615,900
Less: current portion of working capital facilities	(153,603)	(332,500)
Total long-term portion	$402,133	$283,400
On December 9, 2014, OLLC entered into an amended and restated revolving credit agreement, which was subsequently amended on March 10, 2016 (as amended the “Credit Agreement”) that matures on December 9, 2019. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. The revolving credit facilities under the Credit Agreement contain, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of December 31, 2016 and 2015, had a borrowing base of $525.4 million and $542.6 million, respectively. As of December 31, 2016 and 2015, outstanding letters of credit were $31.6 million and $23.6 million, respectively. As of December 31, 2016, excess availability under the working capital facility was $183.5 million and excess availability under the acquisition facility was $304.6 million.
The weighted average interest rate was 3.4% and 2.9% at December 31, 2016 and 2015, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the credit agreement at December 31, 2016 and 2015 represents the amounts intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of defaults as defined in the Credit Agreement. As of December 31, 2016, the Partnership is in compliance with these covenants.

12.	Related Party Transactions
Intercompany activities are settled monthly and do not bear interest. There are no material intercompany accounts receivable or intercompany accounts payable balances outstanding with the Parent as of December 31, 2016 and 2015.
In connection with the IPO, the Predecessor distributed to Sprague Holdings, or its affiliates, certain assets and liabilities, including among others, its ownership in Kildair as well as accounts receivable of $130.2 million and cash of $10.0 million in an aggregate amount equal to the net proceeds of the IPO. On December 9, 2014, the Partnership acquired all of the equity interest in Kildair through the acquisition of the equity interest of Kildair's parent, Sprague Canadian Properties, LLC. See Note 2.
Through the General Partner, the Partnership participates in certain of the Parent’s pension and other benefit plans (see Note 15).
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $90.3 million, $98.9 million and $82.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amounts due to the General Partner were $15.5 million and $15.3 million as of December 31, 2016 and 2015, respectively.

13.	Other Liabilities

	As of December 31,
	2016	2015
Port Authority terminal obligations	$7,305	$7,850
Postretirement benefit obligations	3,671	4,030
Other	1,814	3,115
Other liabilities	$12,790	$14,995
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at December 31, 2016 and 2015 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement (“License Agreement”), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a capital lease and are included in property, plant and equipment.
Postretirement benefit obligations are comprised of actuarially determined postretirement healthcare, life insurance and other postretirement benefits. See Note 15.

14.	Income Taxes
The Partnership is generally not subject to U.S. federal and state income tax with the exception of the Partnership's subsidiary Sprague Energy Solutions, Inc. The Partnership's Canadian operations are subject to Canadian federal and provincial income taxes. The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current
U.S. Federal income tax	$229	$162	$95
State and local income tax	1,199	1,072	1,499
Foreign income taxes	293	435	1,448
Total current income tax provision	1,721	1,669	3,042
Deferred
U.S. Federal income tax	(9)	39	(11)
State and local income tax	(388)	(48)	1,618
Foreign income taxes	784	156	860
Total deferred income tax provision	387	147	2,467
Total income tax provision	$2,108	$1,816	$5,509

U.S. and international components of income before income taxes were as follows:

	Years Ended December 31,
	2016	2015	2014
United States	$8,385	$77,993	$120,470
Foreign	3,889	2,171	7,853
Total income before income taxes	$12,274	$80,164	$128,323
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory U.S. Federal income tax at 35%	$4,296	$28,058	$44,913
Partnership income not subject to tax	(2,691)	(27,076)	(42,843)
State and local income taxes, net of federal tax	787	1,003	3,111
Foreign income tax (benefit) provision	(284)	(169)	328
Total income tax provision	$2,108	$1,816	$5,509
The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2016	2015
Deferred tax assets (liabilities)
Depreciation and amortization	(19,004)	(18,115)
Other differences, net	3,996	3,464
Valuation allowance	(473)	(411)
Net deferred tax liabilities	$(15,481)	$(15,062)
As of December 31, 2016, the Partnership had foreign net operating loss carryforwards of $7.0 million, and foreign investment tax credit carryforwards of $0.9 million, all of which were generated in Canada, which begin to expire in 2033. The Partnership’s foreign subsidiaries record investment tax credits under the deferral method.

As of December 31, 2016, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $57.0 million which are indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $2.8 million at December 31, 2016.

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
Both the Plan and the Retirement Restoration Plan are administered by the Parent. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $1.0 million, $1.4 million and $1.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.
Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $4.5 million, $4.6 million and $3.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Other Postretirement Benefits
The Parent and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Parent. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.3 million during the years ended December 31, 2016, 2015 and 2014, for all periods, related to these plans.

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
The Partnership had no single customer whose revenue was greater than 10% of total net sales for the years ended December 31, 2016, 2015 and 2014, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $196.4 million, $207.7 million and $344.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Years Ended December 31,
	2016	2015	2014
Net sales:
Refined products	$1,988,597	$3,063,858	$4,650,871
Natural gas	334,003	347,453	359,984
Materials handling	45,734	45,570	37,776
Other operations	21,664	25,033	21,131
Net sales	$2,389,998	$3,481,914	$5,069,762
Adjusted gross margin (1):
Refined products	$142,581	$170,448	$146,021
Natural gas	62,435	51,004	55,536
Materials handling	45,712	45,564	37,811
Other operations	8,545	8,986	5,599
Adjusted gross margin	259,273	276,002	244,967
Reconciliation to operating income (2):
Add: unrealized (loss) gain on inventory derivatives (3)	(31,304)	(2,079)	11,070
Add: unrealized gain (loss) on prepaid forward contract derivatives (4)	1,552	(2,628)	—
Add: unrealized (loss) gain on natural gas transportation contracts (5)	(18,612)	21,695	58,694
Operating costs and expenses not allocated to operating segments:
Operating expenses	(65,882)	(71,468)	(62,993)
Selling, general and administrative	(84,257)	(94,403)	(76,420)
Depreciation and amortization	(21,237)	(20,342)	(17,625)
Operating income	39,533	106,777	157,693
Other (expense) income	(114)	298	(288)
Interest income	388	456	569
Interest expense	(27,533)	(27,367)	(29,651)
Income tax provision	(2,108)	(1,816)	(5,509)
Net income	$10,166	$78,348	$122,814

(1)
The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income. Adjusted gross margin has no impact on reported volumes or net sales.

(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.

(3)
Inventory is valued at the lower of cost or market. The fair value of the derivatives the Company uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (losses) gains with respect to the derivatives that are included in net income.

(4)
The unrealized hedging gain (loss) on prepaid forward contract derivatives represents the Partnership’s estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income. The fair value of the derivatives the Partnership uses to economically hedge its prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging gains (losses) that are included in net income.

(5)
The unrealized hedging (loss) gain on natural gas transportation contracts represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (losses) gains in net income as of each period end.

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.
Changes in the carrying amount of goodwill by segment were as follows:

	As of December 31, 2014	Activity	As of December 31, 2015	Activity (1)	As of December 31, 2016
Refined products	$36,550	$—	$36,550	$—	$36,550
Natural gas	18,626	—	18,626	7,262	25,888
Materials handling	6,896	—	6,896	—	6,896
Other	1,216	—	1,216	—	1,216
Total	$63,288	$—	$63,288	$7,262	$70,550

(1)	Reflects goodwill attributable to the Santa Buckley Energy, Inc.'s natural gas business acquisition.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2016	2015
United States	$170,841	$168,144
Canada	80,260	82,765
Total	$251,101	$250,909

17.	Financial Instruments and Off-Balance Sheet Risk
As of December 31, 2016 and 2015, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of December 31, 2016 and 2015, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of December 31, 2016 and 2015, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.

Derivative Instruments
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of December 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,618	$—	$65,618	$—
Commodity swaps and options	—	—	—	—
Commodity derivatives	65,618	—	65,618	—
Interest rate swaps	1,240	—	1,240	—
Total	$66,858	$—	$66,858	$—
Financial liabilities:
Commodity fixed forwards	$94,875	$—	$94,875	$—
Commodity swaps and options	103	—	103	—
Commodity derivatives	94,978	—	94,978	—
Interest rate swaps	336	—	336	—
Other	25	—	25	—
Total	$95,339	$—	$95,339	$—

	As of December 31, 2015
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$157,389	$—	$157,389	$—
Commodity swaps and options	51	—	51	—
Commodity derivatives	157,440	—	157,440	—
Interest rate swaps	274	—	274	—
Total	$157,714	$—	$157,714	$—
Financial liabilities:
Commodity fixed forwards	$31,801	$—	$31,801	$—
Commodity swaps and options	4,250	—	4,250	—
Commodity derivatives	36,051	—	36,051	—
Interest rate swaps	1,115	—	1,115	—
Other	12	—	12	—
Total	$37,178	$—	$37,178	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $64.7 million at December 31, 2016. Information related to these offsetting arrangements as of December 31, 2016 and 2015 is as follows:

	As of December 31, 2016
				Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$65,618	$—	$65,618	$(2,154)	$(209)	$63,255
Interest rate swap derivative assets	1,240	—	1,240	—	—	1,240
Fair value of derivative assets	$66,858	$—	$66,858	$(2,154)	$(209)	$64,495

Commodity derivative liabilities	$(94,978)	$—	$(94,978)	$2,154	$—	$(92,824)
Interest rate swap derivative liabilities	(336)	—	(336)	—	—	(336)
Other	(25)	—	(25)	—	—	(25)
Fair value of derivative liabilities	$(95,339)	$—	$(95,339)	$2,154	$—	$(93,185)

	As of December 31, 2015
				Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Recognized Assets/ Liabilities	Gross Amounts Offset in the Balance Sheet	Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$157,440	$—	$157,440	$(1,811)	$(1,798)	$153,831
Interest rate swap derivative assets	274	—	274	—	—	274
Fair value of derivative assets	$157,714	$—	$157,714	$(1,811)	$(1,798)	$154,105

Commodity derivative liabilities	$(36,051)	$—	$(36,051)	$1,811	$—	$(34,240)
Interest rate swap derivative liabilities	(1,115)	—	(1,115)	—	—	(1,115)
Other	(12)	—	(12)	—	—	(12)
Fair value of derivative liabilities	$(37,178)	$—	$(37,178)	$1,811	$—	$(35,367)
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Years Ended December 31,
	2016	2015	2014
Refined products contracts	$(25,316)	$149,741	$159,751
Natural gas contracts	7,153	19,824	30,372
Total	$(18,163)	$169,565	$190,123
There were no discretionary trading activities included in realized and unrealized gains (losses) on derivatives instruments for the years ended December 31, 2016, 2015 and 2014.
The following table presents the gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of December 31, 2016		As of December 31, 2015
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	9,882	131,240	12,067	123,711
Short contracts	(13,940)	(76,556)	(16,558)	(75,785)

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2016 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2016	January 2017	$250,000
September 2016	April 2017	$25,000
January 2017	January 2018	$225,000
January 2018	January 2019	$200,000
There was no material ineffectiveness determined for the cash flow hedges for the years ended December 31, 2016, 2015 and 2014.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2016, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.1 million.

18.	Commitments and Contingencies
Capital Leases
The Partnership holds leases for office and warehouse space, dock facilities, transportation equipment and other equipment, which are recorded as capital leases. At December 31, 2016 and 2015, the Partnership had short-term capital lease obligations of $1.1 million and $1.0 million, respectively, and long-term capital lease obligations of $3.7 million and $3.6 million, respectively. These balances exclude the obligations related to its Searsport, Maine terminal. See Note 13.
Capital lease repayments are due as follows:

2017	$1,308
2018	1,018
2019	840
2020	778
2021	524
Thereafter	1,385
Total	5,853
Less amounts representing interest (weighted average of 5.4%)	(1,019)
Present value of net minimum capital lease payments	$4,834

Operating Leases
The Partnership has leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities, computer and other equipment for periods extending to 2034 which are recorded as operating leases. Renewal options exist for a substantial portion of these leases. For operating leases, rental expense was $21.9 million, $22.1 million and $17.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following table summarizes the future minimum payments for the following five fiscal years for operating lease obligations as of December 31, 2016 with non-cancellable lease terms of one year or more:

2017	$15,898
2018	15,012
2019	10,271
2020	3,608
2021	1,137

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

19.	Equity and Equity-Based Compensation
Equity Awards - Annual Bonus Program
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. The Partnership estimates that $0.4 million of the annual bonus accrued as of December 31, 2016 will be settled in common units.
Of the annual bonus accrued as of December 31, 2015, approximately $5.0 million was subsequently settled by issuing 239,641 common units in 2016 (market value at settlement of $4.1 million). The Partnership withheld from the recipients 78,623 common units to satisfy tax withholding obligations.
Of the annual bonus accrued as of December 31, 2014, approximately $4.9 million was subsequently settled by issuing 200,775 common units in 2015 (market value at settlement of $4.9 million). The Partnership withheld from the recipients 67,141 common units to satisfy tax withholding obligations.
Equity Awards - Director Compensation
During the years ended December 31, 2016, 2015, and 2014 the board of directors of the General Partner issued 9,824, 7,464 and 7,993 vested units as compensation to certain of its directors, respectively, with estimated grant date fair values of $0.2 million for each period.

Equity Awards - Performance-based Phantom Units
The board of directors of the General Partner grants performance-based phantom unit awards to key employees that vest over a period of time (usually three years). Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the phantom units granted, based on the Partnership’s achieving pre-determined performance criteria. The Partnership uses authorized but unissued units to satisfy its unit-based obligations.

TUR-based Phantom Units
Phantom unit awards granted during the years ended December 31, 2015 and 2014, include a market condition criteria that considers the Partnership's total unitholder return ("TUR") over the three year vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. These awards are equity awards with both service and market-based conditions, which results in compensation cost being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the TUR based phantom units was estimated at the date of grant based on a Monte Carlo model that estimates the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.
The fair value of TUR-based phantom units granted on March 5, 2015 was estimated to be $4.5 million (average of $31.58 per unit) based on a Monte Carlo simulation performed using a weighted average volatility of 32.9%, and a weighted average risk free rate of 0.98%.
The fair value of TUR-based phantom units granted on July 11, 2014 was estimated to be $5.5 million (average of $36.88 per unit) based on a Monte Carlo simulation performed using a weighted average volatility of 26.4%, and a weighted average risk free rate of 0.43%.
TUR-based phantom units have vested as follows:
•The Partnership has determined that the TUR-based phantom units with a performance period ending as of December 31, 2016 will vest at the 200% level and as a result 142,100 common units will be issued during the three months ended March 31, 2017, exclusive of units to be withheld to satisfy tax withholding requirements.
•TUR-based phantom units with a performance period ending as of December 31, 2015 vested at the 200% level and as a result 74,050 common units (vested market value of $1.4 million) were issued during January 2016 with 24,683 units being withheld to satisfy tax withholding obligations.
•TUR-based phantom units with a performance period ending as of December 31, 2014 vested at the 200% level and as a result 74,048 common units (vested market value of $1.8 million) were issued during January 2015 with 24,605 units being withheld to satisfy tax withholding obligations.

OCF-based Phantom Units
Phantom unit awards granted in 2016 include a performance criteria that considers operating cash flow, as defined therein ("OCF"), over a three year vesting period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units was the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.

Equity Awards - Other
On March 31, 2014, the board of directors of the General Partner granted 49,871 awards under the 2013 LTIP to certain directors and employees of the Partnership. Of these awards, 26,186 (estimated grant date fair value of $0.5 million) were granted as vested common units. In connection with these vested awards, the Partnership withheld from the recipients 6,768 units to satisfy tax withholding obligations. The remaining 23,685 awards (estimated grant date fair value of $0.5 million), consisted of phantom units issued to employees that vested as follows: 13,766 units on March 31, 2015 (with 4,851 units withheld to satisfy tax withholding requirements) and 9,919 on March 31, 2016 (with 3,705 units withheld to satisfy tax withholding requirements). Recipients had distribution equivalent rights on any phantom units that ultimately vested.
On March 25, 2016, the board of directors of the General Partner granted 5,056 vested units (estimated grant date fair value of $0.1 million) to certain retiring employees of the Partnership. The Partnership withheld 1,384 units from the recipients to satisfy tax withholding obligations.
The following table presents a summary of the status of the Partnership’s unit awards subject to vesting:

	Other Time-Based and Restricted Units		Phantom Units (TUR-based)		Phantom Units (OCF-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2015	12,141	$19.63	215,051	$33.40	—	—
Granted	—	—	—	—	166,900	$17.52
Forfeited	—	—	(3,000)	$(35.92)	—	—
Vested	(12,141)	$(19.63)	(71,051)	$(35.92)	—	—
Nonvested at December 31, 2016	—	$—	141,000	$31.58	166,900	$17.52

Unit-based compensation recorded in unitholders’ equity for the years ended December 31, 2016, 2015 and 2014 was $3.7 million, $3.0 million, and $3.6 million respectively, and is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued. Total unrecognized compensation cost related to the performance-based phantom units totaled $3.3 million as of December 31, 2016, which is expected to be recognized over a weighted average period of 19 months.
Equity - Changes in Partnership's units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2013	8,506,666	1,571,970	10,071,970
Director and employee vested awards	27,401	—	—
Units issued in connection with Castle acquisition	243,855	—	—
Units issued in connection with Kildair acquisition	—	462,408	—
Balance as of December 31, 2014	8,777,922	2,034,378	10,071,970
Units issued in connection with employee bonus	133,634	—	—
Units issued in connection with phantom and performance awards	58,358	—	—
Director vested awards	7,464	—	—
Balance as of December 31, 2015	8,977,378	2,034,378	10,071,970
Units issued in connection with employee bonus	161,018	—	—
Units issued in connection with phantom and performance awards	55,581	—	—
Director and employee vested awards	13,496	—	—
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970

20.	Earnings Per Unit
Earnings per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of earnings per unit. Quarterly net income per limited partner and per unit amounts are stand-alone calculations and may not be additive to year to date amounts due to rounding and changes in outstanding units.
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Years Ended December 31,
	2016	2015	2014
Weighted average limited partner common units - basic	11,202,427	10,975,941	10,131,928
Dilutive effect of unvested restricted and phantom units	358,190	165,392	63,638
Weighted average limited partner common units - dilutive	11,560,617	11,141,333	10,195,566
The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners' interest for purposes of computing net income per unit for the periods presented.

	Year Ended December 31, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except per unit amounts)
Net income				$10,166
Distributions declared	$24,998	$22,358	$1,742	$49,098
Assumed net loss from operations after distributions	(20,562)	(18,370)	—	(38,932)
Assumed net income to be allocated	$4,436	$3,988	$1,742	$10,166
Income per unit - basic	$0.40	$0.40
Income per unit - diluted	$0.38	$0.40

	Year Ended December 31, 2015
	Common	Subordinated	IDR	Total
	(in thousands, except per unit amounts)
Net income				$78,348
Distributions declared	$21,826	$19,943	$321	$42,090
Assumed net income from operations after distributions	18,863	17,395	—	36,258
Assumed net income to be allocated	$40,689	$37,338	$321	$78,348
Income per unit - basic	$3.71	$3.71
Income per unit - diluted	$3.65	$3.71

	Year Ended December 31, 2014
	Common	Subordinated	IDR	Total
	(in thousands, except per unit amounts)
Net income				$122,814
Income attributable to Kildair (Note 2)				(4,080)
Limited partners' interest in net income				$118,734
Distributions declared	$17,964	$17,526	$—	$35,490
Assumed net income from operations after distributions	41,579	41,665	—	83,244
Assumed net income to be allocated	$59,543	$59,191	$—	$118,734
Income per unit - basic	$5.88	$5.88
Income per unit - diluted	$5.84	$5.88

21.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2016
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$722,907	$477,487	$422,779	$766,825	$2,389,998
Net income (loss)	29,821	(9,745)	(8,794)	(1,116)	10,166
Limited partners' interest in net income (loss)	29,546	(10,126)	(9,282)	(1,714)	8,424
Net income (loss) per limited partner unit: (1)
Common-basic	$1.39	$(0.48)	$(0.44)	$(0.08)	$0.40
Common-diluted	$1.38	$(0.48)	$(0.44)	$(0.08)	$0.38
Subordinated-basic and diluted	$1.39	$(0.48)	$(0.44)	$(0.08)	$0.40

	Year Ended December 31, 2015
	First	Second	Third	Fourth (2)	Total
	(in thousands, except for per unit amounts)
Net sales	$1,598,358	$661,743	$558,022	$663,791	$3,481,914
Net income (loss)	43,939	(2,550)	8,580	28,379	78,348
Limited partners' interest in net income (loss)	43,939	(2,599)	8,475	28,212	78,027
Net income (loss) per limited partner unit: (1)
Common-basic	$2.10	$(0.12)	$0.40	$1.34	$3.71
Common-diluted	$2.06	$(0.12)	$0.39	$1.32	$3.65
Subordinated-basic and diluted	$2.10	$(0.12)	$0.40	$1.34	$3.71

(1)	Quarterly net income per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

(2)
On December 21, 2015, the federal government enacted legislation that reinstated an excise tax credit program available for certain biofuel blending activities. This program had previously expired on December 31, 2014 and was reinstated retroactively to January 1, 2015. During the three months ended December 31, 2015, the Partnership recorded federal excise tax credits of $7.8 million related to its biofuel blending activities that had occurred throughout the year. These credits have been recorded as a reduction of cost of products sold (exclusive of depreciation and amortization) for the three months ended December 31, 2015.

22.	Partnership Distributions
The partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive.
Cash distributions paid to unitholders and for incentive distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Distribution Date	Per Unit	Common	Subordinated	IDR	Total
December 31, 2014	February 13, 2015	$0.4575	$4,981	$4,608	$—	$9,589
March 31, 2015	May 15, 2015	$0.4725	$5,199	$4,759	$—	$9,958
June 30, 2015	August 14, 2015	$0.4875	$5,364	$4,910	$49	$10,323
September 30, 2015	November 13, 2015	$0.5025	$5,533	$5,061	$105	$10,699

December 31, 2015	February 12, 2016	$0.5175	$5,724	$5,212	$167	$11,103
March 31, 2016	May 13, 2016	$0.5325	$5,981	$5,363	$275	$11,619
June 30, 2016	August 12, 2016	$0.5475	$6,150	$5,515	$381	$12,046
September 30, 2016	November 14, 2016	$0.5625	$6,324	$5,665	$488	$12,477
The Partnership's performance-based phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled. Payments made in connection with DERs are recorded as a distribution in unitholders' equity and totaled $0.3 million during the year ended December 31, 2016.

In addition, on January 27, 2017 the Partnership declared a cash distribution for the three months ended December 31, 2016, of $0.5775 per unit, totaling $13.0 million (including a $0.6 million IDR distribution). Such distributions were paid on February 14, 2017, to unitholders of record on February 8, 2017.

23.	Subsequent Events
Conversion of Subordinated Units
Pursuant to the terms of the partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for the Partnership's subordinated units expired on February 16, 2017. With the expiration of the subordination period, all 10,071,970 subordinated units converted into common units on one-for-one basis.
Global Natural Gas & Power Acquisition
On February 1, 2017, the Partnership purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative liabilities and other adjustments. Consideration paid was $16.1 million, is subject to adjustment, and was financed with borrowings under the Partnership's credit agreement. This business serves approximately 4,000 commercial, industrial, municipal and institutional customer locations in the Northeast United States with approximately 8 billion cubic feet of natural gas and 1 billion kWh of electricity annually. The Partnership is in the process of determining the purchase price allocation related to the acquisition.
L.E. Belcher Terminal Acquisition
On February 1, 2017, the Partnership purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million, not including the purchase of inventory and other adjustments. Consideration paid was $20.7 million, is subject to adjustments, and was financed with borrowings under the Partnership's credit agreement. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 295,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses. The Partnership is in the process of determining the purchase price allocation related to the acquisition.

Capital Terminal Acquisition
On February 10, 2017, the Partnership purchased the East Providence, Rhode Island refined product terminal of Capital Terminal Company (the “Capital Terminal”) for $23.0 million, not including other purchase adjustments. Consideration paid was $22.0 million, is subject to adjustments, and was financed with borrowings under the Partnership's credit agreement. The Partnership is in the process of determining the purchase price allocation related to the acquisition.
The terminal’s distillate storage capacity of 1.0 million barrels had been leased by the Partnership since April 2014 and was previously included in the Partnership’s total storage capacity.

EXHIBIT INDEX
Exhibits are incorporated by reference or are filed with this report as indicated below.

Exhibit No.	Description

2.1***
Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 24, 2017 (File No. 001-36137)).

2.2***
Terminal and Wholesale Fuels Asset Purchase Agreement, dated January 23, 2017, by and between Leonard E. Belcher Incorporated and Sprague Operating Resources LLC. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-36137)).

2.3***
Asset Purchase Agreement, dated December 30, 2016, by and among Sprague Operating Resources LLC, Sprague Energy Inc., Sprague Resources LP, Global Montello Group Corp., Global Energy Marketing LLC and Global Partners LP (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 3, 2017 (File No. 001-36137)).

2.4***
Asset Purchase Agreement, dated September 10, 2014, by and among Sprague Operating Resources LLC, Metromedia Gas & Power, Inc., Metromedia Gas LLC, Metromedia Energy, Inc., EnergyEXPRESS, Inc. and Metromedia Power, Inc. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed September 11, 2014 (File No. 001-36137)).

2.5***
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

2.6
Purchase Agreement, dated December 9, 2014, by and among Sprague Resources ULC, Sprague International Properties LLC, Sprague Canadian Properties LLC and Axel Johnson Inc. (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed December 12, 2014 (File No. 001-36137)).

2.7
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

10.1
Amended and Restated Credit Agreement, dated as of December 9, 2014, among Sprague Operating Resources LLC, as U.S. borrower, Sprague Resources ULC and Kildair Service Ltd., as initial Canadian borrowers, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, and the co-collateral agents, the co-syndication agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed December 12, 2014 (File No. 001-36137)).

10.2
Amendment, dated as of March 10, 2016, to Amended and Restated Credit Agreement, dated as of December 9, 2014, among Sprague Operating Resources LLC, as U.S. borrower, Sprague Resources ULC and Kildair Service Ltd., as initial Canadian borrowers, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, and the co-collateral agents, the co-syndication agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed March 11, 2016 (File No. 001-36137)).

Exhibit No.	Description

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

10.6†
Sprague Resources LP 2013 Long-Term Incentive Plan, effective as of October 28, 2013 (incorporated by reference to Exhibit 4.4 to Sprague Resources LP’s Registration Statement on Form S-8, filed on October 28, 2013 (File No. 333-191923)).

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

10.10†
Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on August 13, 2014 (File No. 001-36137)).

10.11†	Amended and Restated Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36137)).

10.12
Unit Purchase Agreement, dated November 4, 2014, by and between Sprague Resources LP and Castle Oil Corporation, dated November 4, 2014 (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2014 (File No. 001-36137)).

10.13†	Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.13 of Sprague Resources LP's Annual Report on Form 10-K filed March 10, 2016 (File No. 001-36137)).

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preference Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

Exhibit No.	Description

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.