Form 10-Q
period 2017-03-31
Sprague Resources LP
filed 2017-05-08
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (800) 225-1560
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,543,527 common units outstanding as of May 1, 2017.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,506	$2,682
Accounts receivable, net	196,466	221,954
Inventories	224,288	318,899
Fair value of derivative assets	64,030	66,858
Other current assets	32,341	43,316
Total current assets	531,631	653,709
Property, plant and equipment, net	257,921	251,101
Intangibles, net	22,167	23,446
Other assets, net	68,533	13,668
Goodwill	70,550	70,550
Total assets	$950,802	$1,012,474
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$81,600	$138,358
Accrued liabilities	52,671	48,323
Fair value of derivative liabilities	47,251	95,339
Due to General Partner	9,581	14,218
Current portion of working capital facilities	92,516	153,603
Current portion of capital leases and other debt	1,311	1,358
Total current liabilities	284,930	451,199
Working capital facilities - less current portion	148,684	156,733
Acquisition facility	302,900	245,400
Capital leases and other debt - less current portion	3,883	4,165
Other liabilities	15,988	12,790
Due to General Partner	1,399	1,269
Deferred income taxes	16,751	15,481
Total liabilities	774,535	887,037
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common unitholders - public (9,305,628 units and 9,207,473 units issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively)	197,203	175,314
Common unitholders - affiliated (12,106,348 and 2,034,378 units issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively)	(10,601)	(4,518)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding as of December 31, 2016)	—	(34,576)
Accumulated other comprehensive loss, net of tax	(10,335)	(10,783)
Total unitholders’ equity	176,267	125,437
Total liabilities and unitholders’ equity	$950,802	$1,012,474

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2017	2016
Net sales	$917,807	$722,907
Cost of products sold (exclusive of depreciation and amortization)	795,146	639,620
Operating expenses	16,832	16,829
Selling, general and administrative	26,289	24,130
Depreciation and amortization	5,932	5,031
Total operating costs and expenses	844,199	685,610
Operating income	73,608	37,297
Other income (expense)	64	(95)
Interest income	84	127
Interest expense	(7,155)	(6,983)
Income before income taxes	66,601	30,346
Income tax provision	(2,102)	(525)
Net income	64,499	29,821
Incentive distributions declared	(742)	(275)
Limited partners’ interest in net income	$63,757	$29,546

Net income per limited partner unit:
Common - basic	$2.98	$1.39
Common - diluted	$2.94	$1.38
Subordinated - basic and diluted	N/A	$1.39
Units used to compute net income per limited partner unit:
Common - basic	21,404,992	11,109,914
Common - diluted	21,718,627	11,249,460
Subordinated - basic and diluted	N/A	10,071,970

Distribution declared per common	$0.5925	$0.5325

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$64,499	$29,821
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net gain (loss) arising in the period	301	(1,054)
Reclassification adjustment related to gains realized in income	120	396
Net change in unrealized gain (loss) on interest rate swaps	421	(658)
Tax effect	(6)	12
	415	(646)
Foreign currency translation adjustment	33	34
Other comprehensive income (loss)	448	(612)
Comprehensive income	$64,947	$29,209

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	$189,483	$(1,370)	$(18,989)	$—	$(11,639)	$157,485
Net income	3,815	847	4,192	1,312	—	10,166
Other comprehensive income	—	—	—	—	856	856
Unit-based compensation	1,820	404	2,000	—	—	4,224
Distributions paid	(19,894)	(4,419)	(21,878)	(1,312)	—	(47,503)
Common units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligations	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance at December 31, 2016	175,314	(4,518)	(34,576)	—	(10,783)	125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	27,760	36,142	—	597	—	64,499
Other comprehensive income	—	—	—	—	448	448
Unit-based compensation	373	486	—	—	—	859
Distributions paid	(5,715)	(1,631)	(5,817)	(597)	—	(13,760)
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at March 31, 2017	$197,203	$(10,601)	$—	$—	$(10,335)	$176,267

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$64,499	$29,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	6,947	5,957
Provision for doubtful accounts	(17)	122
(Gain) loss on sale of assets	(66)	79
Deferred income taxes	1,263	(81)
Non-cash unit-based compensation	859	236
Changes in assets and liabilities:
Accounts receivable	25,505	(7,229)
Inventories	95,537	89,708
Prepaid expenses and other assets	11,636	5,323
Fair value of commodity derivative instruments	(43,878)	25,363
Due to General Partner and affiliates	(4,506)	(5,356)
Accounts payable, accrued liabilities and other	(52,367)	(27,509)
Net cash provided by operating activities	105,412	116,434
Cash flows from investing activities
Purchases of property, plant and equipment	(7,176)	(3,622)
Acquisitions, net of cash acquired	(58,910)	(29,065)
Proceeds from property insurance settlement and sale of assets	148	119
Net cash used in investing activities	(65,938)	(32,568)
Cash flows from financing activities
Net payments under credit agreements	(11,743)	(89,008)
Payments on capital lease liabilities and term debt	(270)	(251)
Payments on long-term terminal obligations	(122)	(78)
Debt issue costs	(189)	(2,092)
Distributions to unitholders	(13,760)	(11,361)
Foreign exchange on capital lease obligations	—	64
Units withheld for employee tax obligations	(1,587)	(3,870)
Net cash used in financing activities	(27,671)	(106,596)
Effect of exchange rate changes on cash balances held in foreign currencies	21	25
Net change in cash and cash equivalents	11,824	(22,705)
Cash and cash equivalents, beginning of period	2,682	30,974
Cash and cash equivalents, end of period	$14,506	$8,269
Supplemental disclosure of cash flow information
Cash paid for interest	$5,933	$5,825
Cash paid for taxes	$922	$153

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands unless otherwise stated)
1. Description of Business and Summary of Significant Accounting Policies
Partnership Businesses
Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 by Sprague Holdings and its General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials.
Unless the context otherwise requires, references to “Sprague Resources” and the “Partnership” refer to Sprague Resources LP and its subsidiaries. Unless the context otherwise requires, references to “Axel Johnson” or the “Parent” or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner. References to the “General Partner” refer to Sprague Resources GP LLC.
The Partnership owns, operates and/or controls a network of 20 refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal, certain commercial trucking activities and the heating equipment service business.
As of March 31, 2017, the Parent, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 10, 2017 (the “2016 Annual Report”).
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
The Partnership's significant accounting policies are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Partnership’s audited consolidated financial statements, included in the 2016 Annual Report, and are the same as are used in preparing these unaudited interim condensed consolidated financial statements.

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.
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
In March 2016, the FASB issued ASU 2016-09 Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which addresses areas for simplification involving several aspects of the accounting for share-based payment transactions including, among other things, income tax consequences of excess benefits and deficiencies, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the use of forfeiture estimates. The Partnership adopted the provisions of this ASU in 2017, which did not have a material impact to the Partnership's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Partnership is currently evaluating the impact of this new standard on the consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The Partnership adopted the provisions of this ASU in 2017, which did not have a material impact to the Partnership's consolidated financial statements.

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
2. Business Combinations
Recent Acquisitions
During the month of February 2017, the Partnership completed three business acquisitions as described below. Allocations of the preliminary purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities and natural gas transportation assets and liabilities. The Partnership is gathering information to complete the remaining allocations which is expected to be finalized during 2017 which will include allocations to property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as to goodwill. The unallocated portion of the acquisitions is included in Other assets, net in the Condensed Consolidated Balance Sheet at March 31, 2017. The final allocations and resulting effect on income from operations may differ from these preliminary amounts. In connection with these transactions, the Partnership recognized $0.3 million of acquisition related costs that were expensed and are included in selling, general and administrative expense.
Global Natural Gas & Power
On February 1, 2017, the Partnership purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $16.3 million, is subject to adjustment, and was financed with borrowings under the Partnership's credit agreement. This business markets natural gas and electricity to commercial, industrial, municipal and institutional customer locations in the Northeast United States. The operations of Global Natural Gas & Power are included in the Partnership's natural gas segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Preliminary Allocation
Derivative assets	$10,220
Other current assets	286
Natural gas transportation assets	1,493
Derivative liabilities	(9,704)
Natural gas transportation liabilities	(1,047)
Net assets remaining to be allocated	15,005
Net assets acquired	$16,253

L.E. Belcher Terminal
On February 1, 2017, the Partnership purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million, not including the purchase of inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $20.7 million, is subject to adjustments, and was financed with borrowings under the Partnership's credit agreement. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 295,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses. The operations of L.E. Belcher are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed:

Preliminary Allocation
Inventories	$632
Derivative assets	678
Other current asset	7
Derivative liabilities	(648)
Net assets remaining to be allocated	20,000
Net assets acquired	$20,669
Capital Terminal
On February 10, 2017, the Partnership purchased the East Providence, Rhode Island refined product terminal business of Capital Properties Inc. (the “Capital Terminal”). Consideration paid was $22.0 million, is subject to adjustments, and was financed with borrowings under the Partnership's credit agreement. The terminal’s distillate storage capacity of 1.0 million barrels had been leased by the Partnership since April 2014 and was previously included in the Partnership’s total storage capacity. The operations of the Capital Terminal are included in the Partnership's refined products segment since the acquisition date.
3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2017	December 31, 2016
Fair value of interest rate swaps, net of tax	$1,306	$891
Cumulative foreign currency translation adjustment	(11,641)	(11,674)
Accumulated other comprehensive loss, net of tax	$(10,335)	$(10,783)
4. Inventories

	March 31, 2017	December 31, 2016
Petroleum and related products	$213,440	$305,827
Asphalt	8,226	7,089
Coal	2,014	3,149
Natural gas	608	2,834
Inventories	$224,288	$318,899

5. Credit Agreement

	March 31, 2017	December 31, 2016
Working capital facilities	$241,200	$310,336
Acquisition facility	302,900	245,400
Total credit agreement	544,100	555,736
Less: current portion of working capital facilities	(92,516)	(153,603)
Long-term portion	$451,584	$402,133

On March 10, 2016, Sprague Resources LLC, the operating company of the Partnership and Kildair Service ULC ("Kildair") entered into an amendment to its amended and restated revolving credit agreement (the “Credit Agreement”) that matures on December 9, 2019. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. As of March 31, 2017, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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

On April 27, 2017, the Partnership entered into an agreement to amend the Credit Agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120.0 million to $100.0 million, reduce interest rates under certain leverage ratio scenarios, as well as make other modifications. See Note 13 - Subsequent Events.
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
The working capital facilities are subject to borrowing base reporting and as of March 31, 2017 and December 31, 2016, had a borrowing base of $403.6 million and $525.4 million, respectively. As of March 31, 2017 and December 31, 2016, outstanding letters of credit were $11.6 million and $31.6 million, respectively. As of March 31, 2017, excess availability under the working capital facilities was $150.8 million and excess availability under the acquisition facilities was $247.1 million.
The weighted average interest rate was 3.8% and 3.4% at March 31, 2017 and December 31, 2016, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the credit agreement at March 31, 2017 and December 31, 2016 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of March 31, 2017, the Partnership was in compliance with these covenants.
6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $27.5 million and $25.5 million for the three months ended March 31, 2017 and 2016, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At March 31, 2017 and December 31, 2016, total amounts due to the General Partner with respect to these benefits and overhead costs were $11.0 million and $15.5 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2017 and 2016, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $46.2 million and $33.6 million for the three months ended March 31, 2017 and 2016, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended March 31,
	2017	2016

Net sales:
Refined products	$781,590	$589,944
Natural gas	119,666	115,619
Materials handling	9,925	11,391
Other operations	6,626	5,953
Net sales	$917,807	$722,907
Adjusted gross margin (1):
Refined products	$39,478	$41,642
Natural gas	38,590	31,122
Materials handling	9,925	11,392
Other operations	2,373	2,298
Adjusted gross margin	90,366	86,454
Reconciliation to operating (loss) income (2):
Add: unrealized gain (loss) on inventory derivatives (3)	24,508	(3,304)
Add: unrealized (loss) gain on prepaid forward contract derivatives (4)	(27)	481
Add: unrealized gain (loss) on natural gas transportation contracts (5)	7,814	(344)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(16,832)	(16,829)
Selling, general and administrative	(26,289)	(24,130)
Depreciation and amortization	(5,932)	(5,031)
Operating income	73,608	37,297
Other income (expense)	64	(95)
Interest income	84	127
Interest expense	(7,155)	(6,983)
Income tax provision	(2,102)	(525)
Net income	$64,499	$29,821

(1)
The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized hedging gains and losses with regard to refined products and natural gas inventory derivatives, prepaid forward contract derivatives and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income. Adjusted gross margin has no impact on reported volumes or net sales.

(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.

(3)
Inventory is valued at the lower of cost or net realizable value. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.

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
At March 31, 2017, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $36.6 million, $25.9 million, $6.9 million and $1.2 million, respectively. The Partnership expects additional goodwill to be recorded once the allocations of the business combinations entered into in February 2017 are finalized. See Note 2 - Business Combinations.
8. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2017 and December 31, 2016, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of March 31, 2017 and December 31, 2016, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of March 31, 2017 and December 31, 2016, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2017 will settle prior to September 30, 2018.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2017 and December 31, 2016.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$61,884	$—	$61,884	$—
Commodity swaps and options	621	—	621	—
Commodity derivatives	62,505	—	62,505	—
Interest rate swaps	1,518	—	1,518	—
Other	7	—	7	—
Total	$64,030	$—	$64,030	$—
Financial liabilities:
Commodity fixed forwards	$46,846	$—	$46,846	$—
Commodity swaps and options	212	—	212	—
Commodity derivatives	47,058	—	47,058	—
Interest rate swaps	193	—	193	—
Total	$47,251	$—	$47,251	$—

	As of December 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,618	$—	$65,618	$—
Commodity derivatives	65,618	—	65,618	—
Interest rate swaps	1,240	—	1,240	—
Total	$66,858	$—	$66,858	$—
Financial liabilities:
Commodity fixed forwards	$94,875	$—	$94,875	$—
Commodity swaps and options	103	—	103	—
Commodity derivatives	94,978	—	94,978	—
Interest rate swaps	336	—	336	—
Other	25	—	25	—
Total	$95,339	$—	$95,339	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $61.3 million at March 31, 2017. Information related to these offsetting arrangements is as follows:

	As of March 31, 2017
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$62,505	$—	$62,505	$(2,716)	$(15)	$59,774
Interest rate swap derivative assets	1,518	—	1,518	—	—	1,518
Other assets	7	—	7	—	—	7
Fair value of derivative assets	$64,030	$—	$64,030	$(2,716)	$(15)	$61,299

Commodity derivative liabilities	$(47,058)	$—	$(47,058)	$2,716	$—	$(44,342)
Interest rate swap derivative liabilities	(193)	—	(193)	—	—	(193)
Fair value of derivative liabilities	$(47,251)	$—	$(47,251)	$2,716	$—	$(44,535)

	As of December 31, 2016
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$65,618	$—	$65,618	$(2,154)	$(209)	$63,255
Interest rate swap derivative assets	1,240	—	1,240	—	—	1,240
Fair value of derivative assets	$66,858	$—	$66,858	$(2,154)	$(209)	$64,495

Commodity derivative liabilities	$(94,978)	$—	$(94,978)	$2,154	$—	$(92,824)
Interest rate swap derivative liabilities	(336)	—	(336)	—	—	(336)
Other liabilities	(25)	—	(25)	—	—	(25)
Fair value of derivative liabilities	$(95,339)	$—	$(95,339)	$2,154	$—	$(93,185)

The following table presents total realized and unrealized gains on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended March 31,
	2017	2016
Refined products contracts	$33,567	$33,033
Natural gas contracts	15,164	19,032
Total	$48,731	$52,065
There were no discretionary trading activities for the three months ended March 31, 2017 and 2016. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of March 31, 2017		As of December 31, 2016
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,871	117,959	9,882	131,240
Short contracts	(10,178)	(69,577)	(13,940)	(76,556)
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
The Partnership's interest rate swap agreements outstanding as of March 31, 2017 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
September 2016	April 2017	$25,000
January 2017	January 2018	$225,000
January 2018	January 2019	$200,000
There was no material ineffectiveness determined for the cash flow hedges for the three months ended March 31, 2017 and 2016.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2017, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.5 million.
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

10. Equity and Equity-Based Compensation
Equity Awards - Annual Bonus Program
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. Of the annual bonus accrued as of December 31, 2016, approximately $0.4 million was subsequently settled by issuing 13,465 common units in 2017 (market value at settlement of $0.4 million) with 4,625 units being withheld to satisfy tax withholding obligations.
Equity Awards - Performance-based Phantom Units
The board of directors of the General Partner grants performance-based phantom unit awards to key employees that vest at the end of a performance period (generally three years). Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the phantom units granted, based on the Partnership’s achieving pre-determined performance criteria. The Partnership uses authorized but unissued units to satisfy its unit-based obligations.

TUR-based Phantom Units
Phantom unit awards granted in 2015 and 2014, include a market condition criteria that considers the Partnership's total unitholder return ("TUR") over the vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. These awards are equity awards with both service and market-based conditions, which results in compensation cost being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the TUR based phantom units was estimated at the date of grant based on a Monte Carlo model that estimates the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies. TUR-based phantom units issued in 2014 with a performance period ending as of December 31, 2016 vested at the 200% level and as a result 142,100 common units (vested market value of $3.9 million) were issued during January 2017 with 52,785 units being withheld to satisfy tax withholding obligations.

OCF-based Phantom Units
Phantom unit awards granted in 2017 and 2016 include a performance criteria that considers operating cash flow, as defined therein ("OCF"), over a three year performance period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units was the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.

Distribution Equivalent Rights
The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled.

A summary of the Partnership’s unit awards subject to vesting during the three months ended March 31, 2017 is set forth below:

	2017 Phantom Units (OCF-based)		2016 Phantom Units (OCF-based)		2015 Phantom Units (TUR-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2016	—	$—	166,900	$17.52	141,000	$31.58
Granted	131,027	26.60	—	$—	—	$—
Forfeited	(1,977)	(26.60)	(3,000)	(17.52)	(2,000)	(31.58)
Vested	—	—	—	—	—	—
Nonvested at March 31, 2017	129,050	$26.60	163,900	$17.52	139,000	$31.58
Unit-based compensation recorded in unitholders’ equity for the three months ended March 31, 2017 and 2016 was $0.9 million and $1.0 million, respectively, and is included in selling, general and administrative expenses. Total unrecognized compensation cost related to performance-based phantom unit awards totaled $7.7 million as of March 31, 2017 which is expected to be recognized over a weighted average period of 20 months.
Equity - Changes in Partnership Units
Pursuant to the terms of the partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for the Partnership's subordinated units expired and all subordinated units converted into common units on a one-for-one basis.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units		Subordinated Units
	Public	Sprague Holdings	Sprague Holdings
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with phantom and performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Balance as of March 31, 2017	9,305,628	12,106,348	—
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

The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Weighted average limited partner common units - basic	21,404,992	11,109,914
Dilutive effect of unvested restricted and phantom units	313,635	139,546
Weighted average limited partner common units - dilutive	21,718,627	11,249,460

All outstanding subordinated units converted to common units on February 16, 2017. Since the subordinated units did not share in the distribution of cash generated during the three months ended March 31, 2017, the Partnership did not allocate any earnings or loss to the subordinated unitholders. The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit during periods prior to the conversion of the subordinated units:

	Three Months Ended March 31, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$29,821
Distributions declared	$5,981	$5,363	$275	$11,619
Assumed net income from operations after distributions	9,516	8,686	—	18,202
Assumed net income to be allocated	$15,497	$14,049	$275	$29,821
Income per unit - basic	$1.39	$1.39
Income per unit - diluted	$1.38	$1.39
12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive as well as incentive distributions. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	DER	Total
December 31, 2016	February 14, 2017	$0.5775	$6,544	$5,817	$597	$802	$13,760
March 31, 2017 (1)	May 15, 2017	$0.5925	$13,357	$—	$742	$—	$14,099

(1)	On April 27, 2017, the Partnership declared a cash distribution of $0.5925 per unit to be paid to unitholders of record on May 8, 2017.
13. Subsequent Events
Acquisition of Carbo Terminals
On April 18, 2017, the Partnership acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $71.1 million and consisted of $10.0 million in cash that was financed through borrowings under the credit facility, an obligation to pay $38.2 million over a ten year period (estimated net present value of $26.6 million), $31.4 million in unregistered common units, plus payments for inventory and other current assets of $3.1 million. The Carbo terminals have a combined gasoline, ethanol and distillate storage capacity of 157,000 barrels and are supplied primarily by pipeline with the ability to also accept product deliveries by barge and truck. The Partnership recognized $0.3 million of acquisition related costs that were expensed and are included in selling, general and administrative expense.
Amendment to Credit Agreement
On April 27, 2017, the Partnership entered into an agreement to amend the Credit Agreement to extend the maturity through April 27, 2021, reduce the working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120.0 million to $100.0 million, reduce interest rates under certain leverage ratio scenarios, as well as make other modifications.

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
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and, (x) our ability to successfully complete our organic growth and acquisition projects and to realize the anticipated financial benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2017 (the “2016 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three months ended March 31, 2017 contained elsewhere in this Quarterly Report and the audited financial statements and related notes included in our 2016 Annual Report.

Overview
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner to engage in the purchase, storage, distribution and sale of refined products and natural gas, and to provide storage and handling services for a broad range of materials. Our limited partnership units representing limited partner interests are listed on the New York Stock Exchange ("NYSE") under the ticker symbol “SRLP". As used in this Quarterly Report, unless otherwise indicated, “we,” “us,” “our” mean Sprague Resources LP and, where the context requires, includes our subsidiaries.
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 20 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.4 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 2.1 million barrels of additional storage capacity attributable to 48 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 50 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See “Segment Reporting” included under Note 7 to our Condensed Consolidated Financial Statements for a presentation of financial results by reportable segment and see Item 2 - "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” for a discussion of financial results by segment.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended March 31, 2017 and 2016, we sold 472.7 million and 477.4 million gallons, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 18,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For three months ended March 31, 2017 and 2016, we sold 20.2 million and 18.8 million Bcf, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended March 31, 2017 we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 75.3 million gallons of liquid materials. For the three months ended March 31, 2016, we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 75.4 million gallons of liquid materials.
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
As of March 31, 2017, the Parent, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 57% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

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
Global Natural Gas & Power Acquisition
On February 1, 2017, we purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative liabilities and other adjustments. Consideration paid was $16.3 million, is subject to adjustments, and was financed with borrowings under our credit facility. The business serves approximately 4,000 commercial, industrial, municipal and institutional customer locations in the Northeast United States with approximately 8 billion cubic feet of natural gas and 1 billion kWh of electricity annually.
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
Capital Terminal Acquisition
On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal of Capital Terminal Company (the “Capital Terminal”). Consideration paid was $22.0 million, is subject to adjustments, and was financed with borrowings under our credit facility. The terminal’s combined distillate storage capacity of just over 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.
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
Carbo Terminal Acquisition
On April 18, 2017, we acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $71.1 million and consisted of $10.0 million in cash that was financed through borrowings under our credit facility, an obligation to pay $38.2 million over a ten year period (estimated net present value of $26.6 million), $31.4 million in unregistered common units, plus payments for inventory and other current assets of $3.1 million. The Carbo terminals have a combined gasoline, ethanol and distillate storage capacity of 157,000 barrels and are supplied primarily by pipeline with the ability to also accept product deliveries by barge and truck.
Amendment to Credit Agreement
On April 27, 2017, we entered into an agreement to amend the Credit Agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120 million to $100 million, reduce interest rates under certain leverage ratio scenarios and made other modifications. See Note 13 - “Subsequent Events” to our Condensed Consolidated Financial Statements.
Non-GAAP Financial Measures
We present the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin in this Quarterly Report as described below.

How Management Evaluates Our Results of Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) adjusted EBITDA and adjusted gross margin (described below), (2) operating expenses, (3) selling, general and administrative (or SG&A) expenses and (4) heating degree days.
EBITDA and Adjusted EBITDA
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
For a reconciliation of adjusted gross margin and adjusted EBITDA to the GAAP measures most directly comparable, see the reconciliation tables included in "Results of Operations." See "Segment Reporting" included under Note 7 to our Condensed Consolidated Financial Statements for a presentation of our financial results by reportable segment. Management evaluates our segment performance based on adjusted gross margin. Based on the way we manage our business, it is not reasonably possible for us to allocate the components of operating expenses, selling, general and administrative expenses and depreciation and amortization among the operating segments.
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
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2016 Annual Report for a discussion of the trends and factors that impact our business.

Results of Operations
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or market. Please read “How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read "Business Combinations" included under Note 2 to our Condensed Consolidated Financial Statements.
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	($ in thousands)
Net sales	$917,807	$722,907	$194,900	27%
Cost of products sold (exclusive of depreciation and amortization)	795,146	639,620	155,526	24%
Operating expenses	16,832	16,829	3	—%
Selling, general and administrative	26,289	24,130	2,159	9%
Depreciation and amortization	5,932	5,031	901	18%
Total operating costs and expenses	844,199	685,610	158,589	23%
Operating income	73,608	37,297	36,311	97%
Other income (expense)	64	(95)	159	(167)%
Interest income	84	127	(43)	(34)%
Interest expense	(7,155)	(6,983)	(172)	2%
Income before income taxes	66,601	30,346	36,255	119%
Income tax provision	(2,102)	(525)	(1,577)	300%
Net income	$64,499	$29,821	$34,678	116%
Analysis of Consolidated Operating Results
Net income was $64.5 million and $29.8 million for the three months ended March 31, 2017 and 2016, respectively and operating income was $73.6 million and $37.3 million for the three months ended March 31, 2017 and 2016, respectively. Operating results for the three months ended March 31, 2017 and 2016 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $32.3 million and $(3.2) million, respectively. Excluding these unrealized items, operating income for the three months ended March 31, 2017 increased $0.8 million, or 2%, as compared to the three months ended March 31, 2016.
See "Analysis of Operating Segments", "Operating Costs and Expenses" and "Liquidity and Capital Resources" below for additional details on our operating results.

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

	Three Months Ended March 31,
	2017	2016
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$73,608	$37,297
Operating costs and expenses not allocated to operating segments:
Operating expenses	16,832	16,829
Selling, general and administrative	26,289	24,130
Depreciation and amortization	5,932	5,031
Add: unrealized (gain) loss on inventory derivatives (1)	(24,508)	3,304
Add: unrealized loss (gain) on prepaid forward contract derivatives (2)	27	(481)
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(7,814)	344
Total adjusted gross margin (4):	$90,366	$86,454
Adjusted Gross Margin by Segment:
Refined products	$39,478	$41,642
Natural gas	38,590	31,122
Materials handling	9,925	11,392
Other operations	2,373	2,298
Total adjusted gross margin	$90,366	$86,454
Reconciliation of Net Income to Adjusted EBITDA
Net income	$64,499	$29,821
Add/(deduct):
Interest expense, net	7,071	6,856
Tax provision	2,102	525
Depreciation and amortization	5,932	5,031
EBITDA (4):	$79,604	$42,233
Add: unrealized (gain) loss on inventory derivatives (1)	(24,508)	3,304
Add: unrealized loss (gain) on prepaid forward contract derivatives (2)	27	(481)
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(7,814)	344
Adjusted EBITDA (4):	$47,309	$45,400
Other Data:
Normal heating degree days (5)	3,274	3,310
Actual heating degree days	3,031	2,922
Variance from normal heating degree days	(7)%	(12)%
Variance from prior period actual heating degree days	4%	(25)%

(1)
Inventory is valued at the lower of cost or market. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (losses) gains with respect to the derivatives that are included in net income.

(2)
The unrealized hedging gain (loss) on prepaid forward contract derivatives represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income. The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging gains (losses) that are included in net income.

(3)
The unrealized (gain) loss on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net income.

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.
Analysis of Operating Segments
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	($ in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	472,710	477,372	(4,662)	(1)%
Natural gas (MMBtus)	20,204	18,831	1,373	7%
Materials handling (short tons)	581	637	(56)	(9)%
Materials handling (gallons)	75,264	75,390	(126)	—%
Net Sales:
Refined products	$781,590	$589,944	$191,646	32%
Natural gas	119,666	115,619	4,047	4%
Materials handling	9,925	11,391	(1,466)	(13)%
Other operations	6,626	5,953	673	11%
Total net sales	$917,807	$722,907	$194,900	27%
Adjusted Gross Margin:
Refined products	$39,478	$41,642	$(2,164)	(5)%
Natural gas	38,590	31,122	7,468	24%
Materials handling	9,925	11,392	(1,467)	(13)%
Other operations	2,373	2,298	75	3%
Total adjusted gross margin	$90,366	$86,454	$3,912	5%
Adjusted Unit Gross Margin:
Refined products	$0.084	$0.087	$(0.003)	(3)%
Natural gas	$1.910	$1.653	$0.257	16%

Refined Products
Refined products net sales increased $191.6 million, or 32%, compared to the same period last year, primarily due to 34% increase in the average sales price given a higher energy price environment.
Refined products adjusted gross margin decreased $2.2 million, or 5%, compared to the first quarter of 2016, due to reduced unit margins, and to a lesser extent, lower volumes. Although the weather was modestly colder (4% increase in heating degree days) than the exceptionally warm conditions in the same period in 2016, the overall quarter was still substantially warmer than normal. In addition, the average temperatures were warmer than the same period last year during the higher demand periods of January and February, when unit margins on discretionary distillate volumes are typically under less pressure. Reflecting the warmer January and February of 2017 compared to January and February of 2016, only 64% of the total heating degree days for the first quarter of 2017 were contained in those two months compared to 73% in the same period last year and 72% based on normal heating degree days. Although overall volumes were down only modestly in the first quarter of 2017 compared to the same period in 2016, the weaker demand during the early part of the quarter as well as fewer requirements to interruptible power generators led to a well-supplied and competitive discretionary market. Also contributing to the reduced unit margins was less favorable conditions to supply and carry gasoline inventory. The purchase of the L.E. Belcher terminal and industrial and commercial fuels business at the beginning of February contributed about 2% to the total volume for the first quarter of 2017, helping to offset the volume decline.
Natural Gas
Natural gas net sales increased $4.0 million, or 4%, as compared to the same period last year due to a 7% gain in volumes, with average sales prices about 4% lower in the first quarter of 2017 compared to the same period in 2016. The volume gain was the result of the 2.0 MMBtu contribution from the Global natural gas acquisition at the beginning of February, with other volumes down 3% compared to last year.
Natural gas adjusted gross margin increased by $7.5 million, or 24%, compared to the same period last year, due to a combination of the higher volumes and a 16% gain in unit margin. The key contributor to the unit margin improvement was enhanced optimization of pipeline capacity.
Materials Handling
Materials handling net sales and adjusted gross margin both decreased $1.5 million, or 13%, compared to the same period last year primarily due to a reduction in windmill component handling. The first three months of 2017 experienced many more storm events than the same period last year leading to increased road salt requirements, partially offsetting the windmill component activity decline.
Other Operations
Net sales from other operations increased by $0.7 million, or 11%, compared to the same period last year primarily due to higher coal demand and prices, with adjusted gross margin increasing modestly by $0.1 million, or 3%.
Operating Costs and Expenses
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	($ in thousands)
Operating expenses	$16,832	$16,829	$3	—%
Selling, general and administrative	$26,289	$24,130	$2,159	9%
Depreciation and amortization	$5,932	$5,031	$901	18%
Interest expense, net	$7,071	$6,856	$215	3%
Operating Expenses. Operating expenses for the first quarter of 2017 were comparable to the same period in 2016, reflecting $0.3 million of operating expenses at our Springfield and East Providence terminals acquired in February 2017, offset by a $0.5 million decrease in maintenance, insurance and utility expenses at our other terminals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.2 million, or 9%, compared to the same period last year primarily as a result of an increase in employee related expenses of $2.3 million, including incentive compensation, and a $0.5 million increase of selling and administrative expenses related to the Global acquisition in February 2017. These increases were partially offset by $1.0 million of decreased professional fees.
Depreciation and Amortization. Depreciation and amortization increased $0.9 million, or 18%, for the first quarter of 2017 compared to the same period last year primarily as a result of the three acquisitions in February 2017.
Interest Expense, net. Interest expense, net increased $0.2 million, or 3%, primarily related to increased borrowings for the three acquisitions completed in February 2017.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2017, we had working capital of $246.7 million.
As of March 31, 2017, the undrawn borrowing capacity under the working capital facilities was $150.8 million and the undrawn borrowing capacity under the acquisition facility was $247.1 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2017, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $220.0 million to a high of $310.3 million.
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
Credit Agreement
On March 10, 2016, Sprague Operating Resources LLC, the operating company of the Partnership, Sprague Resources ULC and Kildair ULC ("Kildair") entered into an amendment to its amended and restated revolving credit agreement (the “Credit Agreement”). Capitalized terms used but not otherwise defined in this section entitled “Credit Agreement” are used as defined in the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries. As of March 31, 2017, the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2017.
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
On April 27, 2017, Sprague Operating Resources LLC and Kildair Service ULC entered into an amendment to the Credit Agreement to extend the maturity of the Credit Agreement from December 9, 2019 to April 27, 2021, and, among other items the following revisions:

•	U.S. dollar revolving working capital facility used for working capital loans and letters of credit is reduced from $1.0 billion to $950.0 million;

•	Multicurrency revolving working capital facility used by Kildair for working capital loans and letters of credit is reduced from $120.0 million to $100.0 million;

•	The specified margin for the acquisition facility were reduced and now range from 2.25% to 3.25% for LIBOR loans and 1.25% to 2.25% for base rate loans;

•	Subject to certain conditions, the U.S. dollar or multicurrency revolving working capital facilities may be increased by $270.0 million (formerly $200.0 million).
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

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Three Months Ended March 31,
2017	$5,846	$1,330	$7,176
2016	$2,170	$1,452	$3,622
We anticipate that future maintenance capital expenditures and future expansion capital requirements will be funded with cash generated by operations or provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Three Months Ended March 31,
	2017	2016
	($ in thousands)
Net cash provided by operating activities	$105,412	$116,434
Net cash used in investing activities	$(65,938)	$(32,568)
Net cash used in financing activities	$(27,671)	$(106,596)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2017 was $105.4 million and was primarily driven by cash inflows as a result of a decrease of $95.5 million in inventories due to a seasonal reduction in inventory requirements, $64.5 million in net income and a decrease of $25.5 million in accounts receivable due to seasonal reduction in sales volume. These inflows were offset by cash outflows as a result of a reduction of $52.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and a reduction of $43.9 million net change in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we came out of the peak season.
Net cash provided by operating activities for the three months ended March 31, 2016 was $116.4 million and was primarily driven by cash inflows as a result of a decrease of $89.7 million in inventories due to lower commodity prices and a seasonal reduction in inventory requirements, a decrease of $25.4 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we come out of the peak season and $29.8 million in net income. These inflows were offset by cash outflows as a result of a reduction of $27.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 was $65.9 million of which $58.9 million related to the purchase of three acquisitions: a natural gas marketing business from Global Partners LP; an oil terminal and marketing business from L.E. Belcher, Incorporated; and an oil terminal from Capital Properties Inc. There were additional investing activities of $5.8 million related to expansion capital expenditures and $1.3 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the three months ended March 31, 2016 was $32.6 million of which $29.1 million related to the purchase of the SBE natural gas business, $2.2 million related to expansion capital expenditures and $1.5 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 was $27.7 million and primarily resulted from $11.7 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $13.8 million.
Net cash used in financing activities for the three months ended March 31, 2016 was $106.6 million and primarily resulted from $89.0 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $11.4 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2017 and 2016.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1—“Description of Business and Summary of Significant Accounting Policies” included in our 2016 Annual Report. There have been no subsequent changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
Recent Accounting Pronouncements
For information on recent accounting pronouncements impacting our business, see "Recent Accounting Pronouncements" included under Note 1 to our Condensed Consolidated Financial Statements.

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
As indicated in the table below, we primarily use futures contracts to hedge light oil transactions and swaps contracts for residual fuel oil. There are no residual fuel oil futures contracts that actively trade in the United States. Each of the financial instruments trade by month for many months forward, allowing us the ability to hedge future contractual commitments.

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

	Three Months Ended March 31,
	2017	2016
Refined products contracts	$33,567	$33,033
Natural gas contracts	15,164	19,032
Total	$48,731	$52,065
Substantially all of our commodity derivative contracts outstanding as of March 31, 2017 will settle prior to September 30, 2018.

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
Our interest rate swap agreements outstanding as of March 31, 2017 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
September 2016	April 2017	$25,000
January 2017	January 2018	$225,000
January 2018	January 2019	$200,000
During the two year period ended March 31, 2017 we hedged approximately 42% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2017, we estimate that if short-term interest rates increased 100 basis points or decreased to zero, our interest expense would have increased by approximately $2.7 million and decreased by approximately $1.7 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017:

	As of March 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$61,884	$—	$61,884	$—
Commodity swaps and options	621	—	621	—
Commodity derivatives	62,505	—	62,505	—
Interest rate swaps	1,518	—	1,518	—
Other	7	—	7	—
Total	$64,030	$—	$64,030	$—
Financial liabilities:
Commodity fixed forwards	$46,846	$—	$46,846	$—
Commodity swaps and options	212	—	212	—
Commodity derivatives	47,058	—	47,058	—
Interest rate swaps	193	—	193	—
Total	$47,251	$—	$47,251	$—

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

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” included in our 2016 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 18, 2017, in connection with the closing of the acquisition of Carbo, pursuant to the terms of a unit purchase agreement, dated March 13, 2017, between Sprague Resources LP and Carbo Industries, Inc. (the “Unit Purchase Agreement”), we issued 1,131,551 common units to Carbo Industries, Inc. The common units were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D promulgated thereunder, based upon the investment representations made by Carbo Industries in the Unit Purchase Agreement, including its representation that it is an “accredited investor” within the meaning of Rule 501(a) of Regulation D and will be acquiring the common units for its own account and not with a view toward any distribution in violation of any securities laws.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
Exhibits are incorporated by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1***
Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 24, 2017 (File No. 001-36137)).

2.2***
Terminal and Wholesale Fuels Asset Purchase Agreement, dated January 23, 2017, by and between Leonard E. Belcher Incorporated and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 8, 2017		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)

EXHIBIT INDEX
Exhibits are incorporated by reference or are filed with this report as indicated below.

Exhibit No.	Description

2.1***
Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 24, 2017 (File No. 001-36137)).

2.2***
Terminal and Wholesale Fuels Asset Purchase Agreement, dated January 23, 2017, by and between Leonard E. Belcher Incorporated and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-36137)).

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