Form 10-Q
period 2017-06-30
Sprague Resources LP
filed 2017-08-09
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,543,527 common units outstanding as of August 2, 2017.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,648	$2,682
Accounts receivable, net	119,348	221,954
Inventories	159,100	318,899
Fair value of derivative assets	67,401	66,858
Other current assets	25,599	43,316
Total current assets	375,096	653,709
Property, plant and equipment, net	297,061	251,101
Intangibles, net	30,120	23,446
Other assets, net	80,724	13,668
Goodwill	85,655	70,550
Total assets	$868,656	$1,012,474
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$50,654	$138,358
Accrued liabilities	42,001	45,491
Fair value of derivative liabilities	52,976	95,339
Due to General Partner	8,670	14,218
Current portion of working capital facilities	19,144	153,603
Current portion of other obligations	6,462	4,190
Total current liabilities	179,907	451,199
Working capital facilities - less current portion	130,977	156,733
Acquisition facility	307,900	245,400
Other obligations - less current portion	44,396	16,955
Due to General Partner	1,521	1,269
Deferred income taxes	17,045	15,481
Total liabilities	681,746	887,037
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common unitholders - public (10,437,179 units and 9,207,473 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	219,848	175,314
Common unitholders - affiliated (12,106,348 and 2,034,378 units issued and outstanding as of June 30, 2017 and December 31, 2016, respectively)	(22,663)	(4,518)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding as of December 31, 2016)	—	(34,576)
Accumulated other comprehensive loss, net of tax	(10,275)	(10,783)
Total unitholders’ equity	186,910	125,437
Total liabilities and unitholders’ equity	$868,656	$1,012,474

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$513,626	$477,487	$1,431,433	$1,200,394
Cost of products sold (exclusive of depreciation and amortization)	469,058	441,107	1,264,204	1,080,727
Operating expenses	16,901	16,524	33,733	33,353
Selling, general and administrative	19,624	18,234	45,913	42,364
Depreciation and amortization	6,950	5,641	12,882	10,672
Total operating costs and expenses	512,533	481,506	1,356,732	1,167,116
Operating income (loss)	1,093	(4,019)	74,701	33,278
Other income (expense)	119	—	183	(95)
Interest income	88	212	172	339
Interest expense	(8,279)	(6,511)	(15,434)	(13,494)
(Loss) income before income taxes	(6,979)	(10,318)	59,622	20,028
Income tax (provision) benefit	(813)	573	(2,915)	48
Net (loss) income	(7,792)	(9,745)	56,707	20,076
Incentive distributions declared	(854)	(381)	(1,596)	(656)
Limited partners’ interest in net (loss) income	$(8,646)	$(10,126)	$55,111	$19,420

Net (loss) income per limited partner unit:
Common - basic	$(0.39)	$(0.48)	$2.52	$0.91
Common - diluted	$(0.39)	$(0.48)	$2.48	$0.89
Subordinated - basic and diluted	N/A	$(0.48)	N/A	$0.91
Units used to compute net income per limited partner unit:
Common - basic	22,319,704	11,229,805	21,864,875	11,169,860
Common - diluted	22,319,704	11,229,805	22,200,070	11,456,519
Subordinated - basic and diluted	N/A	10,071,970	N/A	10,071,970

Distribution declared per unit	$0.6075	$0.5475	$1.2000	$1.0800

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(7,792)	$(9,745)	$56,707	$20,076
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net (loss) gain arising in the period	(13)	(582)	289	(1,636)
Reclassification adjustment related to gains realized in income	(4)	402	116	798
Net change in unrealized (loss) gain on interest rate swaps	(17)	(180)	405	(838)
Tax effect	—	3	(7)	15
	(17)	(177)	398	(823)
Foreign currency translation adjustment	77	118	110	152
Other comprehensive income (loss)	60	(59)	508	(671)
Comprehensive (loss) income	$(7,732)	$(9,804)	$57,215	$19,405

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	$189,483	$(1,370)	$(18,989)	$—	$(11,639)	$157,485
Net income	3,815	847	4,192	1,312	—	10,166
Other comprehensive income	—	—	—	—	856	856
Unit-based compensation	1,820	404	2,000	—	—	4,224
Distributions paid	(19,894)	(4,419)	(21,878)	(1,312)	—	(47,503)
Units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligations	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance at December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	24,711	30,657	—	1,339	—	56,707
Other comprehensive income	—	—	—	—	508	508
Unit-based compensation	862	1,070	—	—	—	1,932
Distributions paid	(11,911)	(8,792)	(5,817)	(1,339)	—	(27,859)
Units issued related to Carbo acquisition	31,401	—	—	—	—	31,401
Units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at June 30, 2017	$219,848	$(22,663)	$—	$—	$(10,275)	$186,910

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$56,707	$20,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	16,350	12,616
Provision for doubtful accounts	(72)	172
(Gain) loss on sale of assets	(207)	81
Deferred income taxes	1,559	(593)
Non-cash unit-based compensation	1,932	939
Changes in assets and liabilities:
Accounts receivable	102,678	43,388
Inventories	163,945	81,271
Other assets	18,488	16,183
Fair value of commodity derivative instruments	(41,194)	103,283
Due to General Partner and affiliates	(5,289)	(7,869)
Accounts payable, accrued liabilities and other	(91,537)	(36,379)
Net cash provided by operating activities	223,360	233,168
Cash flows from investing activities
Purchases of property, plant and equipment	(19,118)	(6,850)
Acquisitions, net of cash acquired	(72,182)	(29,065)
Proceeds from property insurance settlement and sale of assets	863	131
Net cash used in investing activities	(90,437)	(35,784)
Cash flows from financing activities
Net payments under credit agreements	(97,946)	(187,470)
Payments on other obligations	(765)	(816)
Debt issue costs	(3,858)	(2,089)
Distributions to unitholders	(27,859)	(22,981)
Foreign exchange on capital lease obligations	—	7
Units withheld for employee tax obligations	(1,587)	(3,870)
Net cash used in financing activities	(132,015)	(217,219)
Effect of exchange rate changes on cash balances held in foreign currencies	58	33
Net change in cash and cash equivalents	966	(19,802)
Cash and cash equivalents, beginning of period	2,682	30,974
Cash and cash equivalents, end of period	$3,648	$11,172
Supplemental disclosure of cash flow information
Cash paid for interest	$11,799	$11,533
Cash paid for taxes	$1,500	$857
Non-cash consideration related to Carbo acquisition
Common units issued	$31,401	—
Deferred consideration obligation	$27,284	—
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
The Partnership owns, operates and/or controls a network of 22 refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal, certain commercial trucking activities and the heating equipment service business.
As of June 30, 2017, the Parent, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 54% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
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

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2017 and December 31, 2016 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2017 and 2016, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.
In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this new guidance is not expected to have a material impact on the Partnership's consolidated financial statements.
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
In July 2015, the FASB issued ASU 2015-11 Simplifying the Measurement of Inventory, which requires that inventory within the scope of the guidance be measured at the lower of cost or net realizable value. The Partnership adopted the provisions of this ASU in 2017, which did not have a material impact to the Partnership's consolidated financial statements.

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
2. Business Combinations
During the six months ended June 30, 2017, the Partnership completed four business acquisitions as described below. Allocations of the preliminary purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities, natural gas transportation assets and liabilities, property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as goodwill. Any unallocated portion of an acquisition is included in Other Assets, net until the allocation is finalized.
The Partnership is gathering information to complete the allocations which are expected to be finalized during 2017. The final allocations and resulting effect on income from operations may differ from these preliminary amounts. In connection with these transactions, the Partnership recognized $1.0 million of acquisition related costs that were expensed and are included in selling, general and administrative expense.
Carbo Terminals
On April 18, 2017, the Partnership acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $72.0 million and consisted of $13.3 million in cash that was financed through borrowings under the credit facility, an obligation to pay $38.2 million over a ten year period (estimated net present value of $27.3 million) and $31.4 million in unregistered common units. The Carbo terminals have a combined gasoline, ethanol and distillate storage capacity of 174,000 barrels and are supplied primarily by pipeline with the ability to also accept product deliveries by barge and truck. The operations of Carbo Industries, Inc. are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$3,220
Other current assets, net	69
Net assets remaining to be allocated	68,667
Net assets acquired	$71,956
Capital Terminal
On February 10, 2017, the Partnership purchased the East Providence, Rhode Island refined product terminal business of Capital Properties Inc. (the “Capital Terminal”). Consideration paid was $22.0 million and was financed with borrowings under the Partnership's credit agreement. The terminal’s distillate storage capacity of 1.0 million barrels had been leased by the Partnership since April 2014 and was previously included in the Partnership’s total storage capacity. The operations of the Capital Terminal are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Property, plant and equipment	$22,010
Accrued liabilities and other, net	(22)
Net assets acquired	$21,988

Global Natural Gas & Power
On February 1, 2017, the Partnership purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $16.3 million and was financed with borrowings under the Partnership's credit agreement. This business markets natural gas and electricity to commercial, industrial, municipal and institutional customer locations in the Northeast United States. The operations of Global Natural Gas & Power are included in the Partnership's natural gas segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventory	$286
Derivative assets	12,326
Intangibles	5,046
Total identifiable assets acquired	17,658
Derivative liabilities	(10,997)
Net identifiable assets acquired	6,661
Goodwill	9,592
Net assets acquired	$16,253

L.E. Belcher Terminal
On February 1, 2017, the Partnership purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million, not including the purchase of inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $20.7 million and was financed with borrowings under the Partnership's credit agreement. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 283,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses. The operations of L.E. Belcher are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$632
Derivative and other current assets	658
Property, plant and equipment	9,247
Intangibles	5,300
Total identifiable assets acquired	15,837
Derivative and other current liabilities	(680)
Net identifiable assets acquired	15,157
Goodwill	5,513
Net assets acquired	$20,670

3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2017	December 31, 2016
Fair value of interest rate swaps, net of tax	$1,289	$891
Cumulative foreign currency translation adjustment	(11,564)	(11,674)
Accumulated other comprehensive loss, net of tax	$(10,275)	$(10,783)

4. Inventories

	June 30, 2017	December 31, 2016
Petroleum and related products	$141,285	$305,827
Asphalt	12,792	7,089
Coal	3,895	3,149
Natural gas	1,128	2,834
Inventories	$159,100	$318,899
5. Credit Agreement

	June 30, 2017	December 31, 2016
Working capital facilities	$150,121	$310,336
Acquisition facility	307,900	245,400
Total credit agreement	458,021	555,736
Less: current portion of working capital facilities	(19,144)	(153,603)
Long-term portion	$438,877	$402,133

On April 27, 2017, Sprague Operating Resources LLC and Kildair Service ULC ("Kildair") entered into an agreement that amended and restated the revolving credit agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120.0 million to $100.0 million, reduce interest rates under certain leverage ratio scenarios, as well as make other modifications, the "Credit Agreement". Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of June 30, 2017, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•
U.S. dollar revolving working capital facility of up to $950.0 million, subject to the Partnership's borrowing base limits, to be used by the Partnership for working capital loans and letters of credit;

•	Multicurrency revolving working capital facility of up to $100.0 million, subject to Kildair's borrowing base limits, to be used by Kildair for working capital loans and letters of credit;

•
Revolving acquisition facility of up to $550.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses; and

•
Subject to certain conditions, the U.S. dollar revolving working capital facility may be increased by $250.0 million and the multicurrency revolving working capital facility may be increased by $220.0 million, subject to a maximum increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

Indebtedness under the Credit Agreement bears interest, at the borrowers’ option, at a rate per annum equal to either the Eurocurrency Base Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.
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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2017 and December 31, 2016, had a borrowing base of $277.0 million and $525.4 million, respectively. As of June 30, 2017 and December 31, 2016, outstanding letters of credit were $18.5 million and $31.6 million, respectively. As of June 30, 2017, excess availability under the working capital facilities was $108.4 million and excess availability under the acquisition facilities was $242.1 million.

The weighted average interest rate was 3.6% and 3.4% at June 30, 2017 and December 31, 2016, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at June 30, 2017 and December 31, 2016 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of June 30, 2017, the Partnership was in compliance with these covenants.
6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $20.7 million and $20.3 million for the three months ended June 30, 2017 and 2016, and $48.2 million and $45.8 million for the six months ended June 30, 2017 and 2016, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At June 30, 2017 and December 31, 2016, total amounts due to the General Partner with respect to these benefits and overhead costs were $10.2 million and $15.5 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2017 and 2016, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $58.3 million and $35.3 million for the three months ended June 30, 2017 and 2016, and $104.6 million and $68.9 million for the six months ended June 30, 2017 and 2016, respectively.
Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Refined products	$430,984	$390,725	$1,212,574	$980,669
Natural gas	65,708	68,769	185,374	184,388
Materials handling	12,798	13,153	22,723	24,544
Other operations	4,136	4,840	10,762	10,793
Net sales	$513,626	$477,487	$1,431,433	$1,200,394
Adjusted gross margin (1):
Refined products	$23,815	$23,735	$63,293	$65,377
Natural gas	2,568	9,839	41,158	40,961
Materials handling	12,798	13,129	22,723	24,521
Other operations	1,530	1,974	3,903	4,272
Adjusted gross margin	40,711	48,677	131,077	135,131
Reconciliation to operating income (loss) (2):
Add: unrealized gain (loss) on inventory derivatives (3)	4,539	(8,652)	29,047	(11,956)
Add: unrealized gain on prepaid forward contract derivatives (4)	267	560	240	1,041
Add: unrealized (loss) gain on natural gas transportation contracts (5)	(949)	(4,205)	6,865	(4,549)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(16,901)	(16,524)	(33,733)	(33,353)
Selling, general and administrative	(19,624)	(18,234)	(45,913)	(42,364)
Depreciation and amortization	(6,950)	(5,641)	(12,882)	(10,672)
Operating income (loss)	1,093	(4,019)	74,701	33,278
Other income (expense)	119	—	183	(95)
Interest income	88	212	172	339
Interest expense	(8,279)	(6,511)	(15,434)	(13,494)
Income tax (provision) benefit	(813)	573	(2,915)	48
Net (loss) income	$(7,792)	$(9,745)	$56,707	$20,076

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
At June 30, 2017, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $42.1 million, $35.5 million, $6.9 million and $1.2 million, respectively. The Partnership expects additional goodwill to be recorded once the allocations of the business combinations entered into in February 2017 and April 2017 are finalized. See Note 2 - Business Combinations.
8. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2017 and December 31, 2016, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of June 30, 2017 and December 31, 2016, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of June 30, 2017 and December 31, 2016, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2017 will settle prior to December 31, 2018.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2017 and December 31, 2016.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,687	$—	$65,687	$—
Commodity swaps and options	268	—	268	—
Commodity derivatives	65,955	—	65,955	—
Interest rate swaps	1,446	—	1,446	—
Total	$67,401	$—	$67,401	$—
Financial liabilities:
Commodity fixed forwards	$52,654	$—	$52,654	$—
Commodity swaps and options	166	—	166	—
Commodity derivatives	52,820	—	52,820	—
Interest rate swaps	137	—	137	—
Currency swap derivative liabilities	19	—	19	—
Total	$52,976	$—	$52,976	$—

	As of December 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,618	$—	$65,618	$—
Commodity derivatives	65,618	—	65,618	—
Interest rate swaps	1,240	—	1,240	—
Total	$66,858	$—	$66,858	$—
Financial liabilities:
Commodity fixed forwards	$94,875	$—	$94,875	$—
Commodity swaps and options	103	—	103	—
Commodity derivatives	94,978	—	94,978	—
Interest rate swaps	336	—	336	—
Other	25	—	25	—
Total	$95,339	$—	$95,339	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $65.0 million at June 30, 2017. Information related to these offsetting arrangements is set forth below:

	As of June 30, 2017
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$65,955	$—	$65,955	$(2,423)	$(10)	$63,522
Interest rate swap derivative assets	1,446	—	1,446	—	—	1,446
Fair value of derivative assets	$67,401	$—	$67,401	$(2,423)	$(10)	$64,968

Commodity derivative liabilities	$(52,820)	$—	$(52,820)	$2,423	$—	$(50,397)
Interest rate swap derivative liabilities	(137)	—	(137)	—	—	(137)
Other liabilities	(19)	—	(19)	—	—	(19)
Fair value of derivative liabilities	$(52,976)	$—	$(52,976)	$2,423	$—	$(50,553)

	As of December 31, 2016
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$65,618	$—	$65,618	$(2,154)	$(209)	$63,255
Interest rate swap derivative assets	1,240	—	1,240	—	—	1,240
Fair value of derivative assets	$66,858	$—	$66,858	$(2,154)	$(209)	$64,495

Commodity derivative liabilities	$(94,978)	$—	$(94,978)	$2,154	$—	$(92,824)
Interest rate swap derivative liabilities	(336)	—	(336)	—	—	(336)
Other liabilities	(25)	—	(25)	—	—	(25)
Fair value of derivative liabilities	$(95,339)	$—	$(95,339)	$2,154	$—	$(93,185)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Refined products contracts	$11,351	$(38,166)	$44,918	$(5,133)
Natural gas contracts	(406)	810	14,758	19,842
Total	$10,945	$(37,356)	$59,676	$14,709
There were no discretionary trading activities for the three and six months ended June 30, 2017 and 2016. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2017		As of December 31, 2016
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	7,569	127,649	9,882	131,240
Short contracts	(9,733)	(75,423)	(13,940)	(76,556)
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
The Partnership's interest rate swap agreements outstanding as of June 30, 2017 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2017	January 2018	$225,000
January 2018	January 2019	$225,000
January 2019	January 2020	$75,000
There was no material ineffectiveness determined for the cash flow hedges for the three and six months ended June 30, 2017 and 2016.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2017, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.7 million.
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

OCF-based Phantom Units
Phantom unit awards granted in 2017 and 2016 include a performance criteria that considers Sprague Holdings operating cash flow, as defined ("OCF"), over a three year performance period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units was the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.

Distribution Equivalent Rights
The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled.

A summary of the Partnership’s unit awards subject to vesting during the six months ended June 30, 2017 is set forth below:

	2017 Phantom Units (OCF-based)		2016 Phantom Units (OCF-based)		2015 Phantom Units (TUR-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2016	—	$—	166,900	$17.52	141,000	$31.58
Granted	132,977	26.62	—	—	—	—
Forfeited	(1,977)	(26.60)	(3,000)	(17.52)	(2,000)	(31.58)
Vested	—	—	—	—	—	—
Nonvested at June 30, 2017	131,000	$26.62	163,900	$17.52	139,000	$31.58
Unit-based compensation recorded in unitholders’ equity for the three months ended June 30, 2017 and 2016 was $1.0 million and $0.8 million, and for the six months ended June 30, 2017 and 2016 was $1.9 million and $1.8 million, respectively, and is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom unit awards totaled $6.9 million as of June 30, 2017 which is expected to be recognized over a weighted average period of 17 months.
Equity - Changes in Partnership Units
Pursuant to the terms of the partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for the Partnership's subordinated units expired and all subordinated units converted into common units on a one-for-one basis.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units		Subordinated Units
	Public	Sprague Holdings	Sprague Holdings
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with phantom and performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Balance as of June 30, 2017	10,437,179	12,106,348	—
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

The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average limited partner common units - basic	22,319,704	11,229,805	21,864,875	11,169,860
Dilutive effect of unvested restricted and phantom units	—	—	335,195	286,659
Weighted average limited partner common units - dilutive	22,319,704	11,229,805	22,200,070	11,456,519

All outstanding subordinated units converted to common units on February 16, 2017. Since the subordinated units did not share in the distribution of cash generated during the three and six months ended June 30, 2017, the Partnership did not allocate any earnings or loss to the subordinated unitholders. The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit during periods prior to the conversion of the subordinated units:

	Three Months Ended June 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(9,745)
Distributions declared	$6,150	$5,514	$381	$12,045
Assumed net loss from operations after distributions	(11,488)	(10,302)	—	(21,790)
Assumed net loss to be allocated	$(5,338)	$(4,788)	$381	$(9,745)
Loss per unit - basic	$(0.48)	$(0.48)
Loss per unit - diluted	$(0.48)	$(0.48)

	Six Months Ended June 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$20,076
Distributions declared	$12,131	$10,877	$656	$23,664
Assumed net income from operations after distributions	(1,919)	(1,669)	—	(3,588)
Assumed net income to be allocated	$10,212	$9,208	$656	$20,076
Income per unit - basic	$0.91	$0.91
Income per unit - diluted	$0.89	$0.91
12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive as well as incentive distributions. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	DER	Total
December 31, 2016	February 14, 2017	$0.5775	$6,544	$5,817	$597	$802	$13,760
March 31, 2017	May 15, 2017	$0.5925	$13,357	$—	$742	$—	$14,099
June 30, 2017 (1)	August 11, 2017	$0.6075	$13,696	$—	$854	$—	$14,550

(1)	On July 26, 2017, the Partnership declared a cash distribution of $0.6075 per unit to be paid to unitholders of record on August 7, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three and six months ended June 30, 2017 contained elsewhere in this Quarterly Report and the audited financial statements and related notes included in our 2016 Annual Report.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of 22 refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.8 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 1.9 million barrels of additional storage capacity attributable to 49 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 50 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See “Segment Reporting” included under Note 7 to our Condensed Consolidated Financial Statements for a presentation of financial results by reportable segment and see Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” for a discussion of financial results by segment.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended June 30, 2017 and 2016, we sold 270.3 million and 263.4 million gallons of refined products and for the six months ended June 30, 2017 and 2016, we sold 743.0 million and 740.8 million gallons, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 17,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the three months ended June 30, 2017 and 2016 we sold 13.5 million Bcf and 14.2 million Bcf of natural gas and for the six months ended June 30, 2017 and 2016, we sold 33.7 million and 33.0 million Bcf, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, residual fuel, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended June 30, 2017 we offloaded, stored and/or prepared for delivery 0.7 million short tons of products and 152.4 million gallons of liquid materials. For the three months ended June 30, 2016, we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 81.0 million gallons of liquid materials. For the six months ended June 30, 2017 we offloaded, stored and/or prepared for delivery 1.3 million short tons of products and 227.7 million gallons of liquid materials. For the six months ended June 30, 2016, we offloaded, stored and/or prepared for delivery 1.3 million short tons of products and 156.4 million gallons of liquid materials.
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

As of June 30, 2017, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 54% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
Carbo Terminals Acquisition
On April 18, 2017, we acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $72.0 million and consisted of $13.3 million in cash that was financed through borrowings under our credit facility, an obligation to pay $38.2 million over a ten year period (estimated net present value of $27.3 million) and $31.4 million in unregistered common units. The Carbo terminals have a combined gasoline, ethanol and distillate storage capacity of 174,000 barrels and are supplied primarily by pipeline with the ability to also accept product deliveries by barge and truck.
Capital Terminal Acquisition
On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal of Capital Terminal Company (the “Capital Terminal”). Consideration paid was $22.0 million and was financed with borrowings under our credit facility. The terminal’s combined distillate storage capacity of just over 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.
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
Global Natural Gas & Power Acquisition
On February 1, 2017, we purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative liabilities and other adjustments. Consideration paid was $16.3 million and was financed with borrowings under our credit facility. The business serves approximately 4,000 commercial, industrial, municipal and institutional customer locations in the Northeast United States with approximately 8 billion cubic feet of natural gas and 1 billion kWh of electricity annually.
L.E. Belcher Terminal Acquisition
On February 1, 2017, we purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million in cash, not including the purchase of inventory and other adjustments.  Consideration paid was $20.7 million and was financed with borrowings under our credit facility. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 283,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses.
Amendment to Credit Agreement
On April 27, 2017, we entered into an agreement to amend the Credit Agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120 million to $100 million, reduce interest rates under certain leverage ratio scenarios and make other modifications. See Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources—Credit Agreement.”

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
Hedging Activities
We hedge our inventory within the guidelines set in our risk management policies. In a rising commodity price environment, the market value of our inventory will generally be higher than the cost of our inventory. For GAAP purposes, we are required to value our inventory at the lower of cost or net realizable value. The hedges on this inventory will lose value as the value of the underlying commodity rises, creating hedging losses. Because we do not utilize hedge accounting, GAAP requires us to record those hedging losses in our statement of operations. In contrast, in a declining commodity price market we generally incur hedging gains. GAAP requires us to record those hedging gains in our statement of operations. The refined products inventory market valuation is calculated daily using independent bulk market price assessments from major pricing services (either Platts or Argus). These third-party price assessments are primarily based in large, liquid trading hubs including but not limited to, New York Harbor (NYH) or US Gulf Coast (USGC), with our inventory values determined after adjusting these prices to the various inventory locations by adding expected cost differentials (primarily freight) compared to one of these supply sources. Our natural gas inventory is limited, with the valuation updated monthly based on the volume and prices at the corresponding inventory locations. The prices are based on the most applicable monthly Inside FERC, or IFERC, assessments published by Platts near the beginning of the following month.
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

Results of Operations
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or net realizable value. Please read “How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read "Business Combinations" included under Note 2 to our Condensed Consolidated Financial Statements.
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Net sales	$513,626	$477,487	$36,139	8%
Cost of products sold (exclusive of depreciation and amortization)	469,058	441,107	27,951	6%
Operating expenses	16,901	16,524	377	2%
Selling, general and administrative	19,624	18,234	1,390	8%
Depreciation and amortization	6,950	5,641	1,309	23%
Total operating costs and expenses	512,533	481,506	31,027	6%
Operating income (loss)	1,093	(4,019)	5,112	(127)%
Other income	119	—	119	—%
Interest income	88	212	(124)	(58)%
Interest expense	(8,279)	(6,511)	(1,768)	27%
Loss before income taxes	(6,979)	(10,318)	3,339	(32)%
Income tax (provision) benefit	(813)	573	(1,386)	(242)%
Net loss	$(7,792)	$(9,745)	$1,953	(20)%

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Net sales	$1,431,433	$1,200,394	$231,039	19%
Cost of products sold (exclusive of depreciation and amortization)	1,264,204	1,080,727	183,477	17%
Operating expenses	33,733	33,353	380	1%
Selling, general and administrative	45,913	42,364	3,549	8%
Depreciation and amortization	12,882	10,672	2,210	21%
Total operating costs and expenses	1,356,732	1,167,116	189,616	16%
Operating income	74,701	33,278	41,423	124%
Other income (expense)	183	(95)	278	(293)%
Interest income	172	339	(167)	(49)%
Interest expense	(15,434)	(13,494)	(1,940)	14%
Income before income taxes	59,622	20,028	39,594	198%
Income tax (provision) benefit	(2,915)	48	(2,963)	(6,173)%
Net income	$56,707	$20,076	$36,631	182%

Analysis of Consolidated Operating Results
Net loss was $7.8 million and $9.7 million for the three months ended June 30, 2017 and 2016, respectively and operating income (loss) was $1.1 million and $(4.0) million for the three months ended June 30, 2017 and 2016, respectively. Operating results for the three months ended June 30, 2017 and 2016 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $3.9 million and $(12.3) million, respectively. Excluding these unrealized items, operating income for the three months ended June 30, 2017 decreased $11.0 million, or 133%, as compared to the three months ended June 30, 2016.
Net income was $56.7 million and $20.1 million for the six months ended June 30, 2017 and 2016, respectively and operating income was $74.7 million and $33.3 million for the six months ended June 30, 2017 and 2016, respectively. Operating results for the six months ended June 30, 2017 and 2016 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $36.2 million and $(15.5) million, respectively. Excluding these unrealized items, operating income for the six months ended June 30, 2017 decreased $10.2 million, or 21%, as compared to the six months ended June 30, 2016.
See "Analysis of Operating Segments", "Operating Costs and Expenses" and "Liquidity and Capital Resources" below for additional details on our operating results.
Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our consolidated operating income (loss) to our total adjusted gross margin, a non-GAAP measure, for the periods presented and a reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” and “How Management Evaluates Our Results of Operations” of this report. The table below also presents information on weather conditions for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income (loss)	$1,093	$(4,019)	$74,701	$33,278
Operating costs and expenses not allocated to operating segments:
Operating expenses	16,901	16,524	33,733	33,353
Selling, general and administrative	19,624	18,234	45,913	42,364
Depreciation and amortization	6,950	5,641	12,882	10,672
Add: unrealized (gain) loss on inventory derivatives (1)	(4,539)	8,652	(29,047)	11,956
Add: unrealized (gain) on prepaid forward contract derivatives (2)	(267)	(560)	(240)	(1,041)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	949	4,205	(6,865)	4,549
Total adjusted gross margin (4):	$40,711	$48,677	$131,077	$135,131
Adjusted Gross Margin by Segment:
Refined products	$23,815	$23,735	$63,293	$65,377
Natural gas	2,568	9,839	41,158	40,961
Materials handling	12,798	13,129	22,723	24,521
Other operations	1,530	1,974	3,903	4,272
Total adjusted gross margin	$40,711	$48,677	$131,077	$135,131
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(7,792)	$(9,745)	$56,707	$20,076
Add/(deduct):
Interest expense, net	8,191	6,299	15,262	13,155
Tax provision (benefit)	813	(573)	2,915	(48)
Depreciation and amortization	6,950	5,641	12,882	10,672
EBITDA (4):	$8,162	$1,622	$87,766	$43,855
Add: unrealized (gain) loss on inventory derivatives (1)	(4,539)	8,652	(29,047)	11,956
Add: unrealized gain on prepaid forward contract derivatives (2)	(267)	(560)	(240)	(1,041)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	949	4,205	(6,865)	4,549
Adjusted EBITDA (4):	$4,305	$13,919	$51,614	$59,319
Other Data:
Normal heating degree days (5)	954	954	4,228	4,264
Actual heating degree days	875	944	3,906	3,866
Variance from normal heating degree days	(8)%	(1)%	(8)%	(9)%
Variance from prior period actual heating degree days	(7)%	7%	1%	(19)%

(1)
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

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.
Analysis of Operating Segments
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	270,312	263,382	6,930	3%
Natural gas (MMBtus)	13,510	14,158	(648)	(5)%
Materials handling (short tons)	695	615	80	13%
Materials handling (gallons)	152,418	81,018	71,400	88%
Net Sales:
Refined products	$430,984	$390,725	$40,259	10%
Natural gas	65,708	68,769	(3,061)	(4)%
Materials handling	12,798	13,153	(355)	(3)%
Other operations	4,136	4,840	(704)	(15)%
Total net sales	$513,626	$477,487	$36,139	8%
Adjusted Gross Margin:
Refined products	$23,815	$23,735	$80	0%
Natural gas	2,568	9,839	(7,271)	(74)%
Materials handling	12,798	13,129	(331)	(3)%
Other operations	1,530	1,974	(444)	(22)%
Total adjusted gross margin	$40,711	$48,677	$(7,966)	(16)%
Adjusted Unit Gross Margin:
Refined products	$0.088	$0.090	$(0.002)	(2)%
Natural gas	$0.190	$0.695	$(0.505)	(73)%

Refined Products
Refined products net sales increased $40.3 million, or 10%, compared to the same period last year, primarily due to 7% increase in the average sales price given a higher energy price environment. The 3% gain in volumes also contributed to the sales increase.
Refined products adjusted gross margin increased $0.1 million, compared to the second quarter of 2016. This nearly flat result was a combination of the 2% decline in adjusted unit gross margins nearly offsetting the 3% gain in volume. The higher volume was due to the contributions from the recent acquisitions as well as Kildair. These increases more than offset the declines in the remainder of Sprague's refined products business. Higher volumes were obtained in both distillates and heavy fuel oil, with a decrease in gasoline. The distillate volume gains were primarily from diesel fuel. The gain in residual fuel oil volume was primarily a result of increased marine bunker sales at Kildair, driven by higher overall demand in the Montreal bunker fuel market. The reduction in gasoline volume was a result of the loss of a higher volume gasoline bid contract as well as high competitive intensity for discretionary sales driven by high refinery utilization leading to ample supply.
Key factors leading to the lower average adjusted unit gross margins were less favorable conditions to supply and carry inventory, as well as a well supplied market and strong competitive intensity following the mild winter.
Natural Gas
Natural gas net sales decreased $3.1 million, or 4%, as compared to the same period last year due to a 5% reduction in volumes. This volume decrease was primarily a result of losses of some higher volume, lower adjusted unit gross margin customers.
Natural gas adjusted gross margin decreased by $7.3 million, or 74%, compared to the same period last year, due primarily to a reduction in average adjusted unit gross margin, with a secondary contribution from the lower volumes. The reduced adjusted unit gross margins were a result of a combination of factors including changes in the fair value discount of our forward contracts and fewer pipeline capacity optimization opportunities with lower cash market volatility.
Materials Handling
Materials handling net sales decreased $0.4 million, and adjusted gross margin decreased $0.3 million, both representing 3% reductions as compared to the same period last year. These reductions are primarily due to limited windmill component handling compared to significant activity for this period in 2016, as well as a reduction in storage revenue at Kildair compared to the same period last year. The reduction in margins was significantly offset by gains in asphalt, with part of the asphalt increase a result of an expanded contractual commitment with a key customer.
Other Operations
Net sales from other operations decreased by $0.7 million, or 15%, compared to the same period last year, with adjusted gross margin decreasing by $0.4 million, or 22%. The net sales and adjusted gross margin decreases were primarily a result of decreases in trucking at Kildair and fuel burner service activity.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	743,022	740,754	2,268	0%
Natural gas (MMBtus)	33,714	32,989	725	2%
Materials handling (short tons)	1,276	1,252	24	2%
Materials handling (gallons)	227,682	156,408	71,274	46%
Net Sales:
Refined products	$1,212,574	$980,669	$231,905	24%
Natural gas	185,374	184,388	986	1%
Materials handling	22,723	24,544	(1,821)	(7)%
Other operations	10,762	10,793	(31)	0%
Total net sales	$1,431,433	$1,200,394	$231,039	19%
Adjusted Gross Margin:
Refined products	$63,293	$65,377	$(2,084)	(3)%
Natural gas	41,158	40,961	197	0%
Materials handling	22,723	24,521	(1,798)	(7)%
Other operations	3,903	4,272	(369)	(9)%
Total adjusted gross margin	$131,077	$135,131	$(4,054)	(3)%
Adjusted Unit Gross Margin:
Refined products	$0.085	$0.088	$(0.003)	(3)%
Natural gas	$1.221	$1.242	$(0.021)	(2)%

Refined Products
Refined products net sales increased $231.9 million, or 24%, compared to the same period last year, primarily due to 23% increase in the average sales price given a higher energy price environment.
Refined products adjusted gross margin decreased $2.1 million, or 3%, compared to the first six months of 2016, driven by reduced adjusted unit gross margins. The decline in adjusted unit gross margins was primarily a result of less attractive market conditions to supply and carry inventory as well as high competitive intensity for discretionary sales. Volumes were slightly higher than the same period last year, with contributions from the recent acquisitions as well as at Kildair. These increases more than offset the declines in the remainder of Sprague's refined products business.
Natural Gas
Natural gas net sales increased $1.0 million, or 1%, as compared to the same period last year due to a 2% gain in volumes, with average sales prices about 2% lower in 2017 compared to the same period in 2016. The volume gain was the result of the contribution from the Global natural gas acquisition at the beginning of February 2017, which more than offset an 8% decline in the other volumes primarily resulting from the loss of certain higher volume, lower adjusted unit gross margin accounts.
Natural gas adjusted gross margin increased by $0.2 million, compared to the same period last year, with the 2% decrease in average adjusted unit gross margins mostly offsetting the higher volumes. The reduced adjusted unit gross margins were a result of a combination of factors including changes in the fair value discounts of our forward contracts and fewer pipeline capacity optimization opportunities with lower cash market volatility.

Materials Handling
Materials handling net sales and adjusted gross margin both decreased $1.8 million, or 7%, compared to the same period last year. The reduction was primarily due to reduced windmill component handling compared to the same period in 2016. Other notable decreases included lower refined products storage requirements at Kildair as well as reduced gypsum and slag activity, with the change in the latter two items due to timing of vessel deliveries. Partially offsetting these declines were higher asphalt requirements with an expansion in a key contract, increased salt activity due to the higher incidence of storm events, and advanced timing of petroleum coke handling requirements.
Other Operations
Net sales from other operations were essentially unchanged compared to the same period last year. Adjusted gross margin decreased by $0.4 million, or 9%, due primarily to decreases in trucking at Kildair and fuel burner service revenue.
Operating Costs and Expenses
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses	$16,901	$16,524	$377	2%
Selling, general and administrative	$19,624	$18,234	$1,390	8%
Depreciation and amortization	$6,950	$5,641	$1,309	23%
Interest expense, net	$8,191	$6,299	$1,892	30%
Operating Expenses. Operating expenses increased by $0.4 million, or 2%, compared to the same period last year, reflecting $0.8 million of operating expenses at our recently acquired Lawrence, Inwood, Springfield and East Providence terminals, offset by lower stockpile expenses and reduced maintenance expenses at our existing terminals.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 8%, compared to the same period last year. Increases were driven by expenses of $0.7 million connected to our Global Natural Gas & Power acquisition and increases in professional fees, merger and acquisition expenses and software licensing costs related to our integration efforts. These increases were partially offset by lower employee related expenses primarily attributable to decreased incentive compensation.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 23%, compared to the same period last year, primarily as a result of the recent acquisitions.
Interest Expense, net. Interest expense, net increased $1.9 million, or 30%, compared to the same period last year primarily related to a one-time charge attributable to the refinancing and extension of our Credit Agreement.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses	$33,733	$33,353	$380	1%
Selling, general and administrative	$45,913	$42,364	$3,549	8%
Depreciation and amortization	$12,882	$10,672	$2,210	21%
Interest expense, net	$15,262	$13,155	$2,107	16%
Operating Expenses. Operating expenses were comparable to the same period last year, reflecting $1.1 million of operating expenses at our recently acquired Lawrence, Inwood, Springfield and East Providence terminals, offset by a $0.7 million decrease in maintenance, insurance and utility expenses at our other terminals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 8%, compared to the same period last year, primarily as a result of an increase in employee related expenses of $1.4 million and a $1.3 million increase of selling and administrative expenses related to the recent Global Natural Gas & Power acquisition, merger and acquisition expenses, and software licensing costs related to our integration efforts. These increases were partially offset by $0.3 million of decreased professional fees.
Depreciation and Amortization. Depreciation and amortization increased $2.2 million, or 21%, compared to the same period last year, primarily as a result of the recent acquisitions.
Interest Expense, net. Interest expense, net increased $2.1 million, or 16%, compared to the same period last year primarily related to a one-time charge attributable to the refinancing and extension of our Credit Agreement and increased borrowings for the four acquisitions completed during 2017.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2017, we had working capital of $195.2 million.
As of June 30, 2017, the undrawn borrowing capacity under the working capital facilities was $108.4 million and the undrawn borrowing capacity under the acquisition facility was $242.1 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2017, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $115.0 million to a high of $310.3 million.
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
Credit Agreement
On April 27, 2017, Sprague Operating Resources LLC and Kildair Service ULC ("Kildair") entered into an agreement that amended and restated the revolving credit agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120.0 million to $100.0 million, reduce interest rates under certain leverage ratio scenarios, as well as make other modifications, the “Credit Agreement”. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of June 30, 2017, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to the Partnership's borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to the Partnership's borrowing base limits, to be used by Kildair for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $550.0 million to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses; and

•
Subject to certain conditions, the U.S. dollar revolving working capital facilities may be increased by $250.0 million and the multicurrency revolving working capital facility may be increased by $220.0 million, subject to a maximum increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

Indebtedness under the Credit Agreement will bear interest, at the borrowers' option, at a rate per annum equal to either the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or an alternate rate plus a specified margin.
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
The specified margin for the working capital facilities will range, based upon the percentage utilization of this facility, from 1.00% to 1.50% for loans bearing interest at the alternative Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the U.S. dollar working capital facility or the multicurrency working capital facility. The specified margin for the acquisition facility will range, based on the Partnership’s consolidated total leverage ratio, from 1.25% to 2.25% for loans bearing interest at the alternate Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate and for letters of credit issued under the acquisition facility. In addition, the Partnership will incur a commitment fee on the unused portion of the facilities at a rate ranging from 0.375% to 0.50% per annum.
The working capital facilities are subject to borrowing base reporting and as of June 30, 2017 and December 31, 2016, had a borrowing base of $277.0 million and $525.4 million, respectively. As of June 30, 2017 and December 31, 2016, outstanding letters of credit were $18.5 million and $31.6 million, respectively. As of June 30, 2017, excess availability under the working capital facilities was $108.4 million and excess availability under the acquisition facilities was $242.1 million.
The weighted average interest rate was 3.6% and 3.4% at June 30, 2017 and December 31, 2016, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at June 30, 2017 and December 31, 2016 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2017.
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

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2017	$15,334	$3,784	$19,118
2016	$3,515	$3,335	$6,850
We anticipate that future maintenance capital expenditures and future expansion capital requirements will be funded with cash generated by operations or provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$223,360	$233,168
Net cash used in investing activities	$(90,437)	$(35,784)
Net cash used in financing activities	$(132,015)	$(217,219)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $223.4 million and was primarily driven by cash inflows as a result of a decrease of $163.9 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $102.7 million in accounts receivable due to seasonal reduction in sales volume, and $56.7 million in net income. These inflows were offset by cash outflows as a result of a reduction of $91.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and an increase of $41.2 million in our derivative fixed forward contracts as a result of changes in commodity prices during the period.
Net cash provided by operating activities for the six months ended June 30, 2016 was $233.2 million and was primarily driven by cash inflows as a result of a decrease of $81.3 million in inventories due to lower commodity prices and a seasonal reduction in inventory requirements, a decrease of $103.3 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we come out of the peak season and $20.1 million in net income. These inflows were offset by cash outflows as a result of a reduction of $36.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 was $90.4 million of which $72.2 million related to the purchase of four business acquisitions. There were additional investing activities of $15.3 million related to expansion capital expenditures and $3.8 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the six months ended June 30, 2016 was $35.8 million of which $29.1 million related to the purchase of the natural gas business of Santa Buckley Energy, Inc., $3.5 million related to expansion capital expenditures and $3.3 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 was $132.0 million and primarily resulted from $97.9 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $27.9 million.
Net cash used in financing activities for the six months ended June 30, 2016 was $217.2 million and primarily resulted from $187.5 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $23.0 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2017 and 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2017	2016	2017	2016
Refined products contracts	$11,351	$(38,166)	$44,918	$(5,133)
Natural gas contracts	(406)	810	14,758	19,842
Total	$10,945	$(37,356)	$59,676	$14,709
Substantially all of our commodity derivative contracts outstanding as of June 30, 2017 will settle prior to December 31, 2018.

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
Our interest rate swap agreements outstanding as of June 30, 2017 were as follows (in thousands):

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2017	January 2018	$225,000
January 2018	January 2019	$225,000
January 2019	January 2020	$75,000
During the two year period ended June 30, 2017 we hedged approximately 44% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2017, we estimate that if short-term interest rates increased 100 basis points or decreased to zero, our interest expense would have increased by approximately $2.8 million and decreased by approximately $2.1 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 (in thousands):

	As of June 30, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,687	$—	$65,687	$—
Commodity swaps and options	268	—	268	—
Commodity derivatives	65,955	—	65,955	—
Interest rate swaps	1,446	—	1,446	—
Total	$67,401	$—	$67,401	$—
Financial liabilities:
Commodity fixed forwards	$52,654	$—	$52,654	$—
Commodity swaps and options	166	—	166	—
Commodity derivatives	52,820	—	52,820	—
Interest rate swaps	137	—	137	—
Other	19	—	19	—
Total	$52,976	$—	$52,976	$—

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

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description

2.1
First Amendment dated April 18, 2017 to Asset Purchase Agreement by and among Sprague Operating Resources LLC, Carbo Industries, Inc. and Carbo Realty, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed April 19, 2017 (File No. 001-36137)).

2.2***
Asset Purchase Agreement, dated March 13, 2017, by and among Carbo Industries, Inc., Carbo Realty, LLC, and Paul Hochhauser and Sprague Operating Resources, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed March 16, 2017 (File No. 001-36137)).

2.3***
Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 25, 2017 (File No. 001-36137)).

2.4***
Terminal and Wholesale Fuels Asset Purchase Agreement, dated January 23, 2017, by and between Leonard E. Belcher Incorporated and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-36137)).

2.5***
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

10.1
Amendment to Amended and Restated Credit Agreement, dated April 27, 2017 among Sprague Operating Resources LLC, as U.S. borrower, Kildair Service ULC, as Canadian borrower, the several lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed April 28, 2017 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 9, 2017		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)