Form 10-Q
period 2017-09-30
Sprague Resources LP
filed 2017-11-07
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The registrant had 22,552,887 common units outstanding as of October 31, 2017.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and September 30, 2016	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and September 30, 2016	3
	Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit) for the nine months ended September 30, 2017	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	42

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		46

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,194	$2,682
Accounts receivable, net	144,395	221,954
Inventories	249,101	318,899
Fair value of derivative assets	64,365	66,858
Other current assets	29,964	43,316
Total current assets	491,019	653,709
Property, plant and equipment, net	311,379	251,101
Intangibles, net	28,426	23,446
Other assets, net	80,174	13,668
Goodwill	85,655	70,550
Total assets	$996,653	$1,012,474
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$62,276	$138,358
Accrued liabilities	39,887	45,491
Fair value of derivative liabilities	71,041	95,339
Due to General Partner	6,886	14,218
Current portion of working capital facilities	22,332	153,603
Current portion of other obligations	6,343	4,190
Total current liabilities	208,765	451,199
Working capital facilities - less current portion	252,400	156,733
Acquisition facility	316,400	245,400
Other obligations - less current portion	41,725	16,955
Due to General Partner	1,623	1,269
Deferred income taxes	17,523	15,481
Total liabilities	838,436	887,037
Commitments and contingencies (Note 9)
Unitholders’ equity:
Common unitholders - public (10,437,179 units and 9,207,473 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	206,868	175,314
Common unitholders - affiliated (12,106,348 and 2,034,378 units issued and outstanding as of September 30, 2017 and December 31, 2016, respectively)	(38,793)	(4,518)
Subordinated unitholders - affiliated (10,071,970 units issued and outstanding as of December 31, 2016)	—	(34,576)
Accumulated other comprehensive loss, net of tax	(9,858)	(10,783)
Total unitholders’ equity	158,217	125,437
Total liabilities and unitholders’ equity	$996,653	$1,012,474

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$491,393	$422,779	$1,922,826	$1,623,173
Cost of products sold (exclusive of depreciation and amortization)	456,656	383,211	1,720,860	1,463,938
Operating expenses	16,891	15,725	50,624	49,078
Selling, general and administrative	17,559	19,735	63,472	62,099
Depreciation and amortization	6,655	5,329	19,537	16,001
Total operating costs and expenses	497,761	424,000	1,854,493	1,591,116
Operating (loss) income	(6,368)	(1,221)	68,333	32,057
Other (expense) income	—	(19)	183	(114)
Interest income	75	40	247	379
Interest expense	(7,170)	(6,685)	(22,604)	(20,179)
(Loss) income before income taxes	(13,463)	(7,885)	46,159	12,143
Income tax (provision) benefit	(853)	(909)	(3,768)	(861)
Net (loss) income	(14,316)	(8,794)	42,391	11,282
Incentive distributions declared	(1,024)	(488)	(2,620)	(1,144)
Limited partners’ interest in net (loss) income	$(15,340)	$(9,282)	$39,771	$10,138

Net (loss) income per limited partner unit:
Common - basic	$(0.68)	$(0.44)	$1.80	$0.48
Common - diluted	$(0.68)	$(0.44)	$1.78	$0.46
Subordinated - basic and diluted	N/A	$(0.44)	N/A	$0.48
Units used to compute net income per limited partner unit:
Common - basic	22,543,527	11,229,805	22,093,578	11,189,987
Common - diluted	22,543,527	11,229,805	22,368,432	11,506,830
Subordinated - basic and diluted	N/A	10,071,970	N/A	10,071,970

Distribution declared per unit	$0.6225	$0.5625	$1.8225	$1.6425

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(14,316)	$(8,794)	$42,391	$11,282
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net gain (loss) arising in the period	410	460	699	(1,176)
Reclassification adjustment related to (loss) gain realized in income	(129)	384	(13)	1,182
Net change in unrealized gain on interest rate swaps	281	844	686	6
Tax effect	(3)	(15)	(10)	—
	278	829	676	6
Foreign currency translation adjustment	139	(925)	249	(773)
Other comprehensive income (loss)	417	(96)	925	(767)
Comprehensive (loss) income	$(13,899)	$(8,890)	$43,316	$10,515

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2015	$189,483	$(1,370)	$(18,989)	$—	$(11,639)	$157,485
Net income	3,815	847	4,192	1,312	—	10,166
Other comprehensive income	—	—	—	—	856	856
Unit-based compensation	1,820	404	2,000	—	—	4,224
Distributions paid	(19,894)	(4,419)	(21,878)	(1,312)	—	(47,503)
Units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligations	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance at December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	18,171	22,026	—	2,194	—	42,391
Other comprehensive income	—	—	—	—	925	925
Unit-based compensation	763	925	—	—	—	1,688
Distributions paid	(18,252)	(16,146)	(5,817)	(2,194)	—	(42,409)
Units issued related to Carbo acquisition	31,401	—	—	—	—	31,401
Units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at September 30, 2017	$206,868	$(38,793)	$—	$—	$(9,858)	$158,217

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$42,391	$11,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	23,881	18,961
Provision for doubtful accounts	(251)	237
(Gain) loss on sale of assets	(101)	106
Deferred income taxes	953	(69)
Non-cash unit-based compensation	1,688	1,664
Changes in assets and liabilities:
Accounts receivable	77,660	27,086
Inventories	73,944	(25,064)
Other assets	14,040	13,949
Fair value of commodity derivative instruments	(19,813)	95,121
Due to General Partner and affiliates	(6,977)	(5,960)
Accounts payable, accrued liabilities and other	(80,524)	(30,218)
Net cash provided by operating activities	126,891	107,095
Cash flows from investing activities
Purchases of property, plant and equipment	(39,774)	(11,436)
Acquisitions, net of cash acquired	(72,184)	(29,065)
Proceeds from property insurance settlement and sale of assets	911	147
Net cash used in investing activities	(111,047)	(40,354)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	35,003	(51,897)
Net payments on other obligations	(1,977)	(1,388)
Debt issue costs	(4,483)	(2,089)
Distributions to unitholders	(42,409)	(35,026)
Foreign exchange on capital lease obligations	—	7
Units withheld for employee tax obligations	(1,587)	(3,870)
Net cash used in financing activities	(15,453)	(94,263)
Effect of exchange rate changes on cash balances held in foreign currencies	121	(3)
Net change in cash and cash equivalents	512	(27,525)
Cash and cash equivalents, beginning of period	2,682	30,974
Cash and cash equivalents, end of period	$3,194	$3,449
Supplemental disclosure of cash flow information
Cash paid for interest	$18,293	$17,730
Cash paid for taxes	$1,601	$755
Non-cash consideration related to Carbo acquisition:
Common units issued	$31,401	—
Deferred consideration obligation	$27,284	—
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
The Partnership owns, operates and/or controls a network of refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four business segments: refined products, natural gas, materials handling and other operations. The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers in the Northeast and Mid-Atlantic United States. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. The Partnership’s other operations include the purchase and distribution of coal, certain commercial trucking activities and the heating equipment service business.
As of September 30, 2017, the Parent, through its ownership of Sprague Holdings, owns 12,106,348 common units representing 54% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partnership units that it owns. See Notes 11 and 12.
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

The condensed consolidated financial statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2017 and December 31, 2016 and the consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, respectively, and the consolidated cash flows for the nine months ended September 30, 2017 and 2016, respectively. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership is currently evaluating the impact of this new standard on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The ASU will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017.
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
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The FASB has issued several ASUs subsequent to ASU 2014-9 in order to clarify implementation guidance but did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership has reviewed and gained an understanding of the new revenue recognition accounting guidance, has completed a revenue stream scoping process and is working with business segment representatives to evaluate any necessary changes to business processes, systems and controls. In addition, the Partnership is continuing to review its contracts and documentation. While we have not identified any material differences in the amount and timing of revenue recognition for the categories we have reviewed to date our evaluation is not complete. We will conclude on the overall impacts of adopting Topic 606 prior to December 31, 2017. The Partnership currently expects to adopt this guidance on January 1, 2018, using the modified retrospective approach, under which the cumulative effect of initially applying the new guidance is recognized as an adjustment to the opening balance of unitholders' equity.
2. Business Combinations
During the nine months ended September 30, 2017, the Partnership completed four business acquisitions as described below. Allocations of the preliminary purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities, natural gas transportation assets and liabilities, property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as goodwill. Any net assets remaining to be allocated are included in Other Assets, net until the allocation is finalized. Proforma information related to these acquisition has not been presented because the impact on the Partnership’s Consolidated Statements of Operations is not material.
The Partnership is gathering information to complete the allocations which are expected to be finalized during 2017. The final allocations and resulting effect on income from operations may differ from these preliminary amounts. In connection with these transactions, the Partnership recognized $1.3 million of acquisition related costs during the nine months ended September 30, 2017 that were expensed and are included in selling, general and administrative expense.
Carbo Terminals
On April 18, 2017, the Partnership acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $72.0 million and consisted of $13.3 million in cash that was financed through borrowings under the Credit Agreement (see note 5), an obligation to pay $38.2 million over a ten year period (estimated net present value of $27.3 million) and $31.4 million in unregistered common units. The Carbo terminals have a combined gasoline, ethanol and distillate storage capacity of 174,000 barrels and are supplied primarily by pipeline with the ability to also accept product deliveries by barge and truck. The operations of Carbo Industries, Inc. are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$3,220
Other current assets, net	69
Net assets remaining to be allocated	68,667
Net assets acquired	$71,956
Capital Terminal
On February 10, 2017, the Partnership purchased the East Providence, Rhode Island refined product terminal business of Capital Properties Inc. (the “Capital Terminal”). Consideration paid was $22.0 million and was financed with borrowings under the Credit Agreement. The terminal’s distillate storage capacity of 1.0 million barrels had been leased by the Partnership since April 2014 and was previously included in the Partnership’s total storage capacity. The operations of the Capital Terminal are included in the Partnership's refined products segment since the acquisition date.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Property, plant and equipment	$22,010
Accrued liabilities and other, net	(22)
Net assets acquired	$21,988
Global Natural Gas & Power
On February 1, 2017, the Partnership purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $16.3 million and was financed with borrowings under the Credit Agreement. This business markets natural gas and electricity to commercial, industrial, municipal and institutional customer locations in the Northeast United States. The operations of Global Natural Gas & Power are included in the Partnership's natural gas segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventory	$286
Derivative assets	12,326
Intangibles	5,046
Total identifiable assets acquired	17,658
Derivative liabilities	(10,997)
Net identifiable assets acquired	6,661
Goodwill	9,592
Net assets acquired	$16,253

L.E. Belcher Terminal
On February 1, 2017, the Partnership purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for approximately $20.0 million, not including the purchase of inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $20.7 million and was financed with borrowings under the Credit Agreement. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 283,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses. The operations of L.E. Belcher are included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$632
Derivative and other current assets	658
Property, plant and equipment	9,247
Intangibles	5,300
Total identifiable assets acquired	15,837
Derivative and other current liabilities	(680)
Net identifiable assets acquired	15,157
Goodwill	5,513
Net assets acquired	$20,670

3. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2017	December 31, 2016
Fair value of interest rate swaps, net of tax	$1,567	$891
Cumulative foreign currency translation adjustment	(11,425)	(11,674)
Accumulated other comprehensive loss, net of tax	$(9,858)	$(10,783)
4. Inventories

	September 30, 2017	December 31, 2016
Petroleum and related products	$236,878	$305,827
Asphalt	8,035	7,089
Coal	2,722	3,149
Natural gas	1,466	2,834
Inventories	$249,101	$318,899
5. Credit Agreement

	September 30, 2017	December 31, 2016
Working capital facilities	$274,732	$310,336
Acquisition facility	316,400	245,400
Total credit agreement	591,132	555,736
Less: current portion of working capital facilities	(22,332)	(153,603)
Long-term portion	$568,800	$402,133

On April 27, 2017, Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, entered into an agreement that amended and restated the revolving credit agreement to extend the maturity through April 27, 2021, reduce the U.S. dollar working capital facility from $1.0 billion to $950.0 million, reduce the multicurrency working capital facility from $120.0 million to $100.0 million, reduce interest rates under certain leverage ratio scenarios, as well as make other modifications (the "Credit Agreement"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of September 30, 2017, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2017 and December 31, 2016, had a borrowing base of $398.4 million and $525.4 million, respectively. As of September 30, 2017 and December 31, 2016, outstanding letters of credit were $31.2 million and $31.6 million, respectively. As of September 30, 2017, excess availability under the working capital facilities was $92.5 million and excess availability under the acquisition facilities was $233.6 million.
The weighted average interest rate was 3.7% and 3.4% at September 30, 2017 and December 31, 2016, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at September 30, 2017 and December 31, 2016 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of September 30, 2017, the Partnership was in compliance with these covenants.
6. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $19.7 million and $21.0 million for the three months ended September 30, 2017 and 2016, and $67.9 million and $66.8 million for the nine months ended September 30, 2017 and 2016, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At September 30, 2017 and December 31, 2016, total amounts due to the General Partner with respect to these benefits and overhead costs were $8.5 million and $15.5 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2017 and 2016, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $82.5 million and $55.2 million for the three months ended September 30, 2017 and 2016, and $187.1 million and $124.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Refined products	$425,492	$350,528	$1,638,066	$1,331,197
Natural gas	49,694	55,868	235,068	240,256
Materials handling	11,395	11,304	34,118	35,848
Other operations	4,812	5,079	15,574	15,872
Net sales	$491,393	$422,779	$1,922,826	$1,623,173
Adjusted gross margin (1):
Refined products	$32,014	$38,693	$95,307	$104,070
Natural gas	3,197	2,773	44,355	43,734
Materials handling	11,395	11,305	34,118	35,826
Other operations	1,897	1,985	5,800	6,257
Adjusted gross margin	48,503	54,756	179,580	189,887
Reconciliation to operating income (loss) (2):
Add: unrealized gain (loss) on inventory derivatives (3)	(13,673)	(14,636)	15,374	(26,592)
Add: unrealized gain on prepaid forward contract derivatives (4)	667	120	907	1,161
Add: unrealized (loss) gain on natural gas transportation contracts (5)	(760)	(672)	6,105	(5,221)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(16,891)	(15,725)	(50,624)	(49,078)
Selling, general and administrative	(17,559)	(19,735)	(63,472)	(62,099)
Depreciation and amortization	(6,655)	(5,329)	(19,537)	(16,001)
Operating (loss) income	(6,368)	(1,221)	68,333	32,057
Other (expense) income	—	(19)	183	(114)
Interest income	75	40	247	379
Interest expense	(7,170)	(6,685)	(22,604)	(20,179)
Income tax (provision) benefit	(853)	(909)	(3,768)	(861)
Net (loss) income	$(14,316)	$(8,794)	$42,391	$11,282

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
At September 30, 2017, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $42.1 million, $35.5 million, $6.9 million and $1.2 million, respectively. The Partnership expects additional goodwill to be recorded once the allocation of the Carbo business combination entered into in April 2017 is finalized. See Note 2 - Business Combinations.
8. Financial Instruments and Off-Balance Sheet Risk
As of September 30, 2017 and December 31, 2016, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of September 30, 2017 and December 31, 2016, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of September 30, 2017 and December 31, 2016, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2017 will settle prior to March 31, 2019.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of September 30, 2017 and December 31, 2016.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$62,367	$—	$62,367	$—
Commodity swaps and options	173	—	173	—
Commodity derivatives	62,540	—	62,540	—
Interest rate swaps	1,825	—	1,825	—
Total	$64,365	$—	$64,365	$—
Financial liabilities:
Commodity fixed forwards	$70,692	$—	$70,692	$—
Commodity swaps and options	112	—	112	—
Commodity derivatives	70,804	—	70,804	—
Interest rate swaps	235	—	235	—
Currency swap derivative liabilities	2	—	2	—
Total	$71,041	$—	$71,041	$—

	As of December 31, 2016
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$65,618	$—	$65,618	$—
Commodity derivatives	65,618	—	65,618	—
Interest rate swaps	1,240	—	1,240	—
Total	$66,858	$—	$66,858	$—
Financial liabilities:
Commodity fixed forwards	$94,875	$—	$94,875	$—
Commodity swaps and options	103	—	103	—
Commodity derivatives	94,978	—	94,978	—
Interest rate swaps	336	—	336	—
Other	25	—	25	—
Total	$95,339	$—	$95,339	$—

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $60.2 million at September 30, 2017. Information related to these offsetting arrangements is set forth below:

	As of September 30, 2017
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$62,540	$—	$62,540	$(4,141)	$(13)	$58,386
Interest rate swap derivative assets	1,825	—	1,825	—	—	1,825
Fair value of derivative assets	$64,365	$—	$64,365	$(4,141)	$(13)	$60,211

Commodity derivative liabilities	$(70,804)	$—	$(70,804)	$4,141	$—	$(66,663)
Interest rate swap derivative liabilities	(235)	—	(235)	—	—	(235)
Other liabilities	(2)	—	(2)	—	—	(2)
Fair value of derivative liabilities	$(71,041)	$—	$(71,041)	$4,141	$—	$(66,900)

	As of December 31, 2016
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$65,618	$—	$65,618	$(2,154)	$(209)	$63,255
Interest rate swap derivative assets	1,240	—	1,240	—	—	1,240
Fair value of derivative assets	$66,858	$—	$66,858	$(2,154)	$(209)	$64,495

Commodity derivative liabilities	$(94,978)	$—	$(94,978)	$2,154	$—	$(92,824)
Interest rate swap derivative liabilities	(336)	—	(336)	—	—	(336)
Other liabilities	(25)	—	(25)	—	—	(25)
Fair value of derivative liabilities	$(95,339)	$—	$(95,339)	$2,154	$—	$(93,185)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Refined products contracts	$(17,281)	$2,957	$27,637	$(2,176)
Natural gas contracts	(908)	(3,370)	13,850	16,472
Total	$(18,189)	$(413)	$41,487	$14,296
There were no discretionary trading activities for the three and nine months ended September 30, 2017 and 2016. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of September 30, 2017		As of December 31, 2016
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,785	132,367	9,882	131,240
Short contracts	(10,051)	(71,639)	(13,940)	(76,556)
Interest Rate Derivatives
The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rate swaps hedge actual and forecasted LIBOR borrowings have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance.
The Partnership's interest rate swap agreements outstanding as of September 30, 2017 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2017	January 2018	$225,000
January 2018	January 2019	$275,000
January 2019	January 2020	$125,000
January 2020	January 2021	$50,000
January 2021	January 2022	$50,000
There was no material ineffectiveness determined for the cash flow hedges for the three and nine months ended September 30, 2017 and 2016.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2017, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.8 million.
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

A summary of the Partnership’s unit awards subject to vesting during the nine months ended September 30, 2017 is set forth below:

	2017 Phantom Units (OCF-based)		2016 Phantom Units (OCF-based)		2015 Phantom Units (TUR-based)
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2016	—	$—	166,900	$17.52	141,000	$31.58
Granted	132,977	26.62	—	—	—	—
Forfeited	(1,977)	(26.60)	(3,000)	(17.52)	(2,000)	(31.58)
Vested	—	—	—	—	—	—
Nonvested at September 30, 2017	131,000	$26.62	163,900	$17.52	139,000	$31.58
Unit-based compensation recorded in unitholders’ equity for the three months ended September 30, 2017 and 2016 was $(0.2) million and $0.8 million, and for the nine months ended September 30, 2017 and 2016 was $1.7 million and $2.6 million, respectively, and is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom unit awards totaled $4.4 million as of September 30, 2017 which is expected to be recognized over a weighted average period of 14 months.
Equity - Changes in Partnership Units
Pursuant to the terms of the partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for the Partnership's subordinated units expired and all subordinated units converted into common units on a one-for-one basis.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units		Subordinated Units
	Public	Sprague Holdings	Sprague Holdings
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with phantom and performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Balance as of September 30, 2017	10,437,179	12,106,348	—
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

The following table shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average limited partner common units - basic	22,543,527	11,229,805	22,093,578	11,189,987
Dilutive effect of unvested phantom units	—	—	274,854	316,843
Weighted average limited partner common units - dilutive	22,543,527	11,229,805	22,368,432	11,506,830

All outstanding subordinated units converted to common units on February 16, 2017. Since the subordinated units did not share in the distribution of cash generated during the three and nine months ended September 30, 2017, the Partnership did not allocate any earnings or loss to the subordinated unitholders. The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit during periods prior to the conversion of the subordinated units:

	Three Months Ended September 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net loss				$(8,794)
Distributions declared	$6,324	$5,665	$488	$12,477
Assumed net loss from operations after distributions	(11,217)	(10,054)	—	(21,271)
Assumed net loss to be allocated	$(4,893)	$(4,389)	$488	$(8,794)
Loss per unit - basic	$(0.44)	$(0.44)
Loss per unit - diluted	$(0.44)	$(0.44)

	Nine Months Ended September 30, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except for per unit amounts)
Net income				$11,282
Distributions declared	$18,455	$16,542	$1,144	$36,141
Assumed net income from operations after distributions	(13,119)	(11,740)	—	(24,859)
Assumed net income to be allocated	$5,336	$4,802	$1,144	$11,282
Income per unit - basic	$0.48	$0.48
Income per unit - diluted	$0.46	$0.48
12. Partnership Distributions
The Partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive as well as incentive distributions. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

For the Quarter Ended	Payment Date	Per Unit	Common	Subordinated	IDR	DER	Total
December 31, 2016	February 14, 2017	$0.5775	$6,544	$5,817	$597	$802	$13,760
March 31, 2017	May 15, 2017	$0.5925	$13,357	$—	$742	$—	$14,099
June 30, 2017	August 11, 2017	$0.6075	$13,696	$—	$854	$—	$14,550
September 30, 2017 (1)	November 13, 2017	$0.6225	$14,039	$—	$1,024	$—	$15,063

(1)	On October 26, 2017, the Partnership declared a cash distribution of $0.6225 per unit to be paid to unitholders of record on November 6, 2017.

13. Subsequent Events
Coen Energy Acquisition
On October 1, 2017, the Partnership purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC, as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Initial consideration, not including the purchase of inventory and other adjustments, was $35.3 million in cash which was financed with borrowings under the Credit Agreement. Contingent consideration of up to $12 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020.
Coen Energy, located in Washington, PA, currently provides energy products and complimentary energy field services to over 7,000 energy field services, commercial, and residential customers located in Pennsylvania, Ohio and West Virginia. Coen Energy's Field Services segment provides fuel sales, delivery and related services supporting Marcellus and Utica shale drilling activity. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees.

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
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and, (x) our ability to successfully complete our organic growth and acquisition projects and to realize the anticipated financial and operational benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Partnership’s financial statements and related notes thereto as of and for the three and nine months ended September 30, 2017 contained elsewhere in this Quarterly Report and the audited financial statements and related notes included in our 2016 Annual Report.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.8 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have an aggregate of 1.9 million barrels of additional storage capacity attributable to 49 storage tanks not currently in service. These tanks are not necessary for the operation of our business at current levels. In the event that such additional capacity were desired, additional time and capital would be required to bring any of such storage tanks into service. Furthermore, we have access to more than 50 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 900 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. For the three months ended September 30, 2017 and 2016, we sold 251.5 million and 237.5 million gallons of refined products and for the nine months ended September 30, 2017 and 2016, we sold 1.0 billion and 1.0 billion gallons, respectively.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 16,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies. For the three months ended September 30, 2017 and 2016 we sold 11.0 million Bcf and 11.8 million Bcf of natural gas and for the nine months ended September 30, 2017 and 2016, we sold 44.7 million and 44.8 million Bcf, respectively.
Our materials handling segment is a fee-based business and is generally conducted under multi-year agreements. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, residual fuel, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. For the three months ended September 30, 2017 we offloaded, stored and/or prepared for delivery 0.6 million short tons of products and 74.2 million gallons of liquid materials. For the three months ended September 30, 2016, we offloaded, stored and/or prepared for delivery 0.8 million short tons of products and 78.3 million gallons of liquid materials. For the nine months ended September 30, 2017 we offloaded, stored and/or prepared for delivery 1.9 million short tons of products and 301.9 million gallons of liquid materials. For the nine months ended September 30, 2016, we offloaded, stored and/or prepared for delivery 2.0 million short tons of products and 234.7 million gallons of liquid materials.
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

As of September 30, 2017, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 54% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
Recent Developments
Coen Energy Acquisition
On October 1, 2017 we purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Coen Energy, located in Washington, PA, provides energy products and complimentary energy field services to over 7,000 Energy Field Services, Commercial, and Residential customers located in Pennsylvania, Ohio and West Virginia. The Energy Field Services segment provides fuel sales, delivery, management and related services supporting the Marcellus and the Utica shale drilling activity. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees.
Initial consideration paid was $35.3 million in cash, not including the purchase of inventory and other adjustments, which was financed with borrowings under our credit facility. Contingent consideration of up to $12 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020.
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
In conjunction with this acquisition, we undertook an expansion capital project to convert half of the terminal’s storage capacity to gasoline and ethanol service to support a new ten year fee-for-service gasoline storage and handling agreement with a major East Coast gasoline marketer and another project to optimize distillate storage between this newly acquired terminal and our existing terminal facility in Providence to allow for expanded materials handling capability. Both projects are expected to be completed prior to December 31, 2017 at a total cost of approximately $16 million.
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

We define adjusted unit gross margin as adjusted gross margin divided by units sold, as expressed in gallons for refined products, and in MMBtus for natural gas.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Net sales	$491,393	$422,779	$68,614	16%
Cost of products sold (exclusive of depreciation and amortization)	456,656	383,211	73,445	19%
Operating expenses	16,891	15,725	1,166	7%
Selling, general and administrative	17,559	19,735	(2,176)	(11)%
Depreciation and amortization	6,655	5,329	1,326	25%
Total operating costs and expenses	497,761	424,000	73,761	17%
Operating income (loss)	(6,368)	(1,221)	(5,147)	422%
Other income	—	(19)	19	(100)%
Interest income	75	40	35	88%
Interest expense	(7,170)	(6,685)	(485)	7%
Loss before income taxes	(13,463)	(7,885)	(5,578)	71%
Income tax (provision) benefit	(853)	(909)	56	(6)%
Net loss	$(14,316)	$(8,794)	$(5,522)	63%

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Net sales	$1,922,826	$1,623,173	$299,653	18%
Cost of products sold (exclusive of depreciation and amortization)	1,720,860	1,463,938	256,922	18%
Operating expenses	50,624	49,078	1,546	3%
Selling, general and administrative	63,472	62,099	1,373	2%
Depreciation and amortization	19,537	16,001	3,536	22%
Total operating costs and expenses	1,854,493	1,591,116	263,377	17%
Operating income	68,333	32,057	36,276	113%
Other income (expense)	183	(114)	297	(261)%
Interest income	247	379	(132)	(35)%
Interest expense	(22,604)	(20,179)	(2,425)	12%
Income before income taxes	46,159	12,143	34,016	280%
Income tax (provision) benefit	(3,768)	(861)	(2,907)	338%
Net income	$42,391	$11,282	$31,109	276%

Analysis of Consolidated Operating Results
Net loss was $14.3 million and $8.8 million for the three months ended September 30, 2017 and 2016, respectively and operating loss was $6.4 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively. Operating results for the three months ended September 30, 2017 and 2016 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(13.8) million and $(15.2) million, respectively. Excluding these unrealized items, operating income for the three months ended September 30, 2017 decreased $6.6 million, or 47%, as compared to the three months ended September 30, 2016.
Net income was $42.4 million and $11.3 million for the nine months ended September 30, 2017 and 2016, respectively and operating income was $68.3 million and $32.1 million for the nine months ended September 30, 2017 and 2016, respectively. Operating results for the nine months ended September 30, 2017 and 2016 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $22.4 million and $(30.7) million, respectively. Excluding these unrealized items, operating income for the nine months ended September 30, 2017 decreased $16.9 million, or 27%, as compared to the nine months ended September 30, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income (loss)	$(6,368)	$(1,221)	$68,333	$32,057
Operating costs and expenses not allocated to operating segments:
Operating expenses	16,891	15,725	50,624	49,078
Selling, general and administrative	17,559	19,735	63,472	62,099
Depreciation and amortization	6,655	5,329	19,537	16,001
Add: unrealized (gain) loss on inventory derivatives (1)	13,673	14,636	(15,374)	26,592
Add: unrealized (gain) on prepaid forward contract derivatives (2)	(667)	(120)	(907)	(1,161)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	760	672	(6,105)	5,221
Total adjusted gross margin (4):	$48,503	$54,756	$179,580	$189,887
Adjusted Gross Margin by Segment:
Refined products	$32,014	$38,693	$95,307	$104,070
Natural gas	3,197	2,773	44,355	43,734
Materials handling	11,395	11,305	34,118	35,826
Other operations	1,897	1,985	5,800	6,257
Total adjusted gross margin	$48,503	$54,756	$179,580	$189,887
Reconciliation of Net (Loss) Income to Adjusted EBITDA
Net (loss) income	$(14,316)	$(8,794)	$42,391	$11,282
Add/(deduct):
Interest expense, net	7,095	6,645	22,357	19,800
Tax provision (benefit)	853	909	3,768	861
Depreciation and amortization	6,655	5,329	19,537	16,001
EBITDA (4):	$287	$4,089	$88,053	$47,944
Add: unrealized (gain) loss on inventory derivatives (1)	13,673	14,636	(15,374)	26,592
Add: unrealized gain on prepaid forward contract derivatives (2)	(667)	(120)	(907)	(1,161)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	760	672	(6,105)	5,221
Adjusted EBITDA (4):	$14,053	$19,277	$65,667	$78,596
Other Data:
Normal heating degree days (5)	204	204	4,432	4,468
Actual heating degree days	146	72	4,019	3,938
Variance from normal heating degree days	(28)%	(65)%	(9)%	(12)%
Variance from prior period actual heating degree days	103%	(28)%	2%	(19)%

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

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)	As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of 1981-2011.
Analysis of Operating Segments
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	251,496	237,510	13,986	6%
Natural gas (MMBtus)	10,963	11,810	(847)	(7)%
Materials handling (short tons)	603	764	(161)	(21)%
Materials handling (gallons)	74,214	78,330	(4,116)	(5)%
Net Sales:
Refined products	$425,492	$350,528	$74,964	21%
Natural gas	49,694	55,868	(6,174)	(11)%
Materials handling	11,395	11,304	91	1%
Other operations	4,812	5,079	(267)	(5)%
Total net sales	$491,393	$422,779	$68,614	16%
Adjusted Gross Margin:
Refined products	$32,014	$38,693	$(6,679)	(17)%
Natural gas	3,197	2,773	424	15%
Materials handling	11,395	11,305	90	1%
Other operations	1,897	1,985	(88)	(4)%
Total adjusted gross margin	$48,503	$54,756	$(6,253)	(11)%
Adjusted Unit Gross Margin:
Refined products	$0.127	$0.163	$(0.036)	(22)%
Natural gas	$0.292	$0.235	$0.057	24%

Refined Products
Refined products net sales increased $75.0 million, or 21%, compared to the same period last year, primarily due to 15% increase in the average sales price given a higher energy price environment. A 6% gain in volumes also contributed to the overall sales increase.
Refined products adjusted gross margin decreased $6.7 million, or 17%, compared to the third quarter of 2016. This reduction was due to the 22% decline in average adjusted unit gross margin, more than offsetting the 6% gain in volumes. The key factors contributing to the lower adjusted unit gross margins were less favorable market conditions to supply and carry inventory and a well-supplied market leading to strong competitive intensity.
The higher volume was primarily due to the contributions from Kildair along with the L.E. Belcher and Carbo acquisitions completed earlier this year. Increased volumes were obtained in both distillates and heavy oil, with a decrease in gasoline. The distillate volume gains were a combination of heating oil and diesel with significant contributions from L.E. Belcher and Carbo, as well as Kildair. The higher heavy oils volumes were due to increased activity at Kildair, including both local sales as well as marine bunker volumes. The reduction in gasoline volume was primarily a result of the high competitive intensity for discretionary sales in a well-supplied market.
Natural Gas
Natural gas net sales decreased $6.2 million, or 11%, as compared to the same period last year due to a 7% reduction in volumes and a 4% reduction in average sales price. The volume decrease was primarily a result of the loss of a few higher volume, lower adjusted unit gross margin customers.
Natural gas adjusted gross margin increased by $0.4 million, or 15%, compared to the same period last year, due primarily to higher adjusted unit gross margins, which more than offset the lower volumes. The improved adjusted unit gross margins were primarily a result of increases in the valuation of forward contracts, partially offset by decreased optimization opportunities for transportation assets.
Materials Handling
Materials handling net sales and adjusted gross margin both increased by $0.1 million, each representing 1% gains as compared to the same period last year. These gains were primarily due to enhanced refined products storage and handling revenues at Kildair, with the other materials handling activity down slightly, in particular as a result of lower salt handling requirements due to re-supply timing differences.
Other Operations
Net sales from other operations declined by $0.3 million compared to the same period last year, with adjusted gross margin decreasing by $0.1 million. The net sales and adjusted gross margin reductions were primarily a result of decreased coal volumes.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	994,518	978,264	16,254	2%
Natural gas (MMBtus)	44,677	44,799	(122)	0%
Materials handling (short tons)	1,879	2,016	(137)	(7)%
Materials handling (gallons)	301,896	234,738	67,158	29%
Net Sales:
Refined products	$1,638,066	$1,331,197	$306,869	23%
Natural gas	235,068	240,256	(5,188)	(2)%
Materials handling	34,118	35,848	(1,730)	(5)%
Other operations	15,574	15,872	(298)	(2)%
Total net sales	$1,922,826	$1,623,173	$299,653	18%
Adjusted Gross Margin:
Refined products	$95,307	$104,070	$(8,763)	(8)%
Natural gas	44,355	43,734	621	1%
Materials handling	34,118	35,826	(1,708)	(5)%
Other operations	5,800	6,257	(457)	(7)%
Total adjusted gross margin	$179,580	$189,887	$(10,307)	(5)%
Adjusted Unit Gross Margin:
Refined products	$0.096	$0.106	$(0.010)	(9)%
Natural gas	$0.993	$0.976	$0.017	2%

Refined Products
Refined products net sales increased $306.9 million, or 23%, compared to the same period last year, primarily due to 21% increase in the average sales price with the higher refined products price environment. A 2% increase in volumes was a lesser contributor to the higher sales.
Refined products adjusted gross margin decreased $8.8 million, or 8%, compared to the same period last year, driven by lower adjusted unit gross margins. The 9% decline in average adjusted unit gross margins was primarily a result of less attractive market conditions to supply and carry inventory as well as high competitive intensity for discretionary sales. Volumes were modestly higher than the same period last year, with significant contributions from Kildair and recent acquisitions, in particular L.E. Belcher. These volume gains in both distillates and heavy oils more than offset a decline in the remainder of Sprague's refined products business. The reduction in gasoline volume was primarily a result of the high competitive intensity for discretionary sales in a well-supplied market.
Natural Gas
Natural gas net sales decreased $5.2 million, or 2%, compared to the same period last year as a result of a 2% reduction in the average sales price. Volumes were flat as the reduction from the loss of certain higher volume, lower adjusted unit gross margin accounts essentially offset the contribution from the Global natural gas acquisition beginning in February 2017.
Natural gas adjusted gross margin increased by $0.6 million, compared to the same period last year, driven by 2% gain in adjusted unit gross margin. The increased adjusted unit gross margins were due to a continuing shift in customer mix, partially offset by fewer pipeline capacity optimization opportunities and a lower fair value derivative valuation.

Materials Handling
Materials handling net sales and adjusted gross margin both decreased by $1.7 million, or 5%, compared to the same period last year. The decrease was primarily due to reduced windmill component handling. Other contributors to the reduction included lower gypsum and slag activity due to timing differences, as well as a modest decrease in refined products storage requirements at Kildair. Partially offsetting these declines were higher asphalt requirements including the expansion of a key contract, increased salt activity due to the higher incidence of storm events, and advanced timing of petroleum coke handling requirements.
Other Operations
Net sales from other operations declined by $0.3 million with adjusted gross margin decreasing by $0.5 million. The decline in adjusted gross margin was a combination of reductions in fuel burner service, trucking at Kildair and lower coal volumes.

Operating Costs and Expenses
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses	$16,891	$15,725	$1,166	7%
Selling, general and administrative	$17,559	$19,735	$(2,176)	(11)%
Depreciation and amortization	$6,655	$5,329	$1,326	25%
Interest expense, net	$7,095	$6,645	$450	7%
Operating Expenses. Operating expenses increased by $1.2 million, or 7%, compared to the same period last year, reflecting $1.2 million of operating expenses at our terminals acquired during the first half of 2017 and increased maintenance and utility expenses at our existing terminals, partially offset by lower stockpile expenses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.2 million, or 11%, compared to the same period last year. The predominant driver of this decrease was lower incentive compensation, partially offset by expenses connected to our Global Natural Gas & Power acquisition.
Depreciation and Amortization. Depreciation and amortization increased $1.3 million, or 25%, compared to the same period last year, primarily as a result of the acquisitions completed during the first half of 2017.
Interest Expense, net. Interest expense, net increased $0.5 million, or 7%, compared to the same period last year primarily relating to the financing of the four acquisitions which were completed in the first half of 2017.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Operating expenses	$50,624	$49,078	$1,546	3%
Selling, general and administrative	$63,472	$62,099	$1,373	2%
Depreciation and amortization	$19,537	$16,001	$3,536	22%
Interest expense, net	$22,357	$19,800	$2,557	13%
Operating Expenses. Operating expenses increased by $1.5 million, or 3% as compared to the same period last year, reflecting $2.4 million of operating expenses at our terminals acquired during the first half of 2017, offset by a $0.9 million decrease in stockpile expenses at our other terminals.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 2%, compared to the same period last year, primarily as a result of a $1.8 million increase of selling and administrative expenses related to the recent Global Natural Gas & Power acquisition. Decreased employee related expenses of $1.6 million driven by lower incentive compensation were more than offset by increased merger and acquisition expenses and systems costs in support of continued growth.
Depreciation and Amortization. Depreciation and amortization increased $3.5 million, or 22%, compared to the same period last year, primarily as a result of the acquisitions completed during the first half of 2017.
Interest Expense, net. Interest expense, net increased $2.6 million, or 13%, compared to the same period last year primarily related to a one-time charge attributable to the refinancing and extension of our Credit Agreement and increased borrowings for the four acquisitions completed during the first half of 2017.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2017, we had working capital of $282.3 million.
As of September 30, 2017, the undrawn borrowing capacity under the working capital facilities was $92.5 million and the undrawn borrowing capacity under the acquisition facility was $233.6 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the nine months ended September 30, 2017, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $115.0 million to a high of $310.3 million.
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
As of September 30, 2017, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2017 and December 31, 2016, had a borrowing base of $398.4 million and $525.4 million, respectively. As of September 30, 2017 and December 31, 2016, outstanding letters of credit were $31.2 million and $31.6 million, respectively. As of September 30, 2017, excess availability under the working capital facilities was $92.5 million and excess availability under the acquisition facilities was $233.6 million.
The weighted average interest rate was 3.7% and 3.4% at September 30, 2017 and December 31, 2016, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at September 30, 2017 and December 31, 2016 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others: to maintain a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio, a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits our ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2017.
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

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Nine Months Ended September 30,
2017 (1)	$23,422	$7,884	$31,306
2016	$5,083	$6,353	$11,436

(1)	Excludes approximately $8.5 million of assets acquired in 2017 that were previously leased by the Partnership.

We anticipate that future maintenance capital expenditures and future expansion capital requirements will be funded with cash generated by operations or provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$126,891	$107,095
Net cash used in investing activities	$(111,047)	$(40,354)
Net cash used in financing activities	$(15,453)	$(94,263)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $126.9 million and was primarily driven by cash inflows as a result of a decrease of $73.9 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $77.7 million in accounts receivable due to seasonal reduction in sales volume, and $42.4 million in net income. These inflows were offset by cash outflows as a result of a reduction of $80.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and an increase of $19.8 million in our derivative fixed forward contracts as a result of changes in commodity prices during the period.
Net cash provided by operating activities for the nine months ended September 30, 2016 was $107.1 million and was primarily driven by a decrease of $95.1 million in derivative instruments relating to the ratable liquidation of our fixed forward contracts as we come out of the peak season, a decrease of $27.1 million in accounts receivable relating to lower commodity prices and volumes and $11.3 million in net income. These inflows were offset by cash outflows as a result of a reduction of $30.2 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and an increase of $25.1 million in inventories due to higher volume levels.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 was $111.0 million of which $72.2 million related to the purchase of four business acquisitions, $23.4 million related to expansion capital expenditures, $7.9 million related to maintenance capital expenditure projects across our terminal system and $8.5 million related to a purchase of real estate previously leased by us at our Portland Merrill terminal.
Net cash used in investing activities for the nine months ended September 30, 2016 was $40.4 million of which $29.1 million related to financing our acquisitions, $5.1 million related to expansion capital expenditures and $6.4 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 was $15.5 million, and primarily resulted from distributions of $42.4 million partially offset by $35.0 million of borrowings under our Credit Agreement acquisition line to fund the acquisitions.
Net cash used in financing activities for the nine months ended September 30, 2016 was $94.3 million and primarily resulted from $51.9 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $34.8 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2017 and 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2017	2016	2017	2016
Refined products contracts	$(17,281)	$2,957	$27,637	$(2,176)
Natural gas contracts	(908)	(3,370)	13,850	16,472
Total	$(18,189)	$(413)	$41,487	$14,296
Substantially all of our commodity derivative contracts outstanding as of September 30, 2017 will settle prior to March 31, 2019.

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
Our interest rate swap agreements outstanding as of September 30, 2017 were as follows (in thousands):

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2017	January 2018	$225,000
January 2018	January 2019	$275,000
January 2019	January 2020	$125,000
January 2020	January 2021	$50,000
January 2021	January 2022	$50,000
During the two year period ended September 30, 2017 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2017, we estimate that if short-term interest rates increased or decreased by 100 basis points, our interest expense would have increased by approximately $2.9 million and decreased by approximately $2.5 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 (in thousands):

	As of September 30, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Financial assets:
Commodity fixed forwards	$62,367	$—	$62,367	$—
Commodity swaps and options	173	—	173	—
Commodity derivatives	62,540	—	62,540	—
Interest rate swaps	1,825	—	1,825	—
Total	$64,365	$—	$64,365	$—
Financial liabilities:
Commodity fixed forwards	$70,692	$—	$70,692	$—
Commodity swaps and options	112	—	112	—
Commodity derivatives	70,804	—	70,804	—
Interest rate swaps	235	—	235	—
Other	2	—	2	—
Total	$71,041	$—	$71,041	$—

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

Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.1* ***	Purchase and Sale Agreement, dated September 18, 2017, by and among Sprague Operating Resources LLC, Coen Oil Company, LLC, Coen Markets, Inc., and The Thomaston Land Company, LLC.

2.2***
First Amendment dated April 18, 2017 to Asset Purchase Agreement by and among Sprague Operating Resources LLC, Carbo Industries, Inc. and Carbo Realty, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed April 19, 2017 (File No. 001-36137)).

2.3***
Asset Purchase Agreement, dated March 13, 2017, by and among Carbo Industries, Inc., Carbo Realty, LLC, and Paul Hochhauser and Sprague Operating Resources, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed March 16, 2017 (File No. 001-36137)).

2.4***
Asset Purchase Agreement, dated January 24, 2017, by and among Capital Properties, Inc., Dunellen, LLC, Capital Terminal Company and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 25, 2017 (File No. 001-36137)).

2.5***
Terminal and Wholesale Fuels Asset Purchase Agreement, dated January 23, 2017, by and between Leonard E. Belcher Incorporated and Sprague Operating Resources LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed January 23, 2017 (File No. 001-36137)).

2.6***
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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 7, 2017		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)