Form 10-Q
period 2018-03-31
Sprague Resources LP
filed 2018-05-08
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Registrant’s telephone number, including area code: (800) 225-1560
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,727,284 common units outstanding as of May 1, 2018.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except units)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,609	$6,815
Accounts receivable, net	281,459	316,613
Inventories	234,626	335,859
Fair value of derivative assets	53,438	107,254
Other current assets	27,449	39,946
Total current assets	602,581	806,487
Fair value of derivative assets long-term	18,718	7,493
Property, plant and equipment, net	349,045	350,059
Intangibles, net	68,764	71,891
Other assets, net	11,211	12,018
Goodwill	115,037	115,037
Total assets	$1,165,356	$1,362,985
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$90,708	$205,105
Accrued liabilities	47,058	49,038
Fair value of derivative liabilities	57,126	156,763
Due to General Partner	10,552	11,228
Current portion of working capital facilities	243,238	275,613
Current portion of other obligations	6,541	6,476
Total current liabilities	455,223	704,223
Commitments and contingencies
Working capital facilities - less current portion	69,730	66,237
Acquisition facility	379,100	383,500
Fair value of derivative liabilities long-term	2,831	8,265
Other obligations - less current portion	49,314	49,625
Due to General Partner	1,795	1,678
Deferred income taxes	18,321	17,623
Total liabilities	976,314	1,231,151
Unitholders’ equity:
Common unitholders - public (10,620,936 units and 10,446,539 units issued and outstanding as of March 31, 2018 and December 31, 2017, respectively)	219,033	193,977
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(22,700)	(53,273)
Accumulated other comprehensive loss, net of tax	(7,291)	(8,870)
Total unitholders’ equity	189,042	131,834
Total liabilities and unitholders’ equity	$1,165,356	$1,362,985

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2018	2017
Net sales	$1,331,148	$917,807
Cost of products sold (exclusive of depreciation and amortization)	1,183,982	795,146
Operating expenses	23,209	16,832
Selling, general and administrative	27,864	26,289
Depreciation and amortization	8,425	5,932
Total operating costs and expenses	1,243,480	844,199
Operating income	87,668	73,608
Other income	—	64
Interest income	112	84
Interest expense	(9,884)	(7,155)
Income before income taxes	77,896	66,601
Income tax provision	(2,975)	(2,102)
Net income	74,921	64,499
Incentive distributions declared	(1,714)	(742)
Limited partners’ interest in net income	$73,207	$63,757

Net income per limited partner unit:
Common - basic	$3.22	$2.98
Common - diluted	$3.21	$2.94
Units used to compute net income per limited partner unit:
Common - basic	22,725,346	21,404,992
Common - diluted	22,786,889	21,718,627
Distribution declared per unit	$0.6525	$0.5925

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$74,921	$64,499
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps
Net gain arising in the period	1,941	301
Reclassification adjustment related to (gain) loss realized in income	(280)	120
Net change in unrealized gain on interest rate swaps	1,661	421
Tax effect	(13)	(6)
	1,648	415
Foreign currency translation adjustment	(69)	33
Other comprehensive income	1,579	448
Comprehensive income	$76,500	$64,947

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	11,955	14,324	—	3,218	—	29,497
Other comprehensive income	—	—	—	—	1,913	1,913
Unit-based compensation	1,034	1,240	—	—	—	2,274
Distributions paid	(25,198)	(23,239)	(5,817)	(3,218)	—	(57,472)
Common units issued related to Carbo acquisition	31,401	—	—	—	—	31,401
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at December 31, 2017	$193,977	$(53,273)	$—	$—	$(8,870)	$131,834
Net income	34,367	39,181	—	1,373	—	74,921
Other comprehensive income	—	—	—	—	1,579	1,579
Unit-based compensation	392	446	—	—	—	838
Distributions paid	(8,531)	(7,718)	—	(1,373)	—	(17,622)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	—	(2,508)
Balance at March 31, 2018	$219,033	$(22,700)	$—	$—	$(7,291)	$189,042

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$74,921	$64,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	9,307	6,947
Loss (gain) on sale of assets and insurance recoveries	19	(66)
Changes in fair value of contingent consideration	171	—
Provision for doubtful accounts	488	(17)
Non-cash unit-based compensation	838	859
Other	23	—
Deferred income taxes	607	1,263
Changes in assets and liabilities:
Accounts receivable	34,666	25,505
Inventories	101,234	95,537
Other assets	12,503	11,636
Fair value of commodity derivative instruments	(60,820)	(43,878)
Due to General Partner and affiliates	(559)	(4,506)
Accounts payable, accrued liabilities and other	(116,663)	(52,367)
Net cash provided by operating activities	56,735	105,412
Cash flows from investing activities
Purchases of property, plant and equipment	(3,681)	(7,176)
Business acquisitions	—	(58,910)
Proceeds from property insurance settlement and sale of assets	29	148
Net cash used in investing activities	(3,652)	(65,938)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	(33,021)	(11,743)
Payments on capital leases, term debt, and other obligations	(1,017)	(392)
Debt issue costs	(102)	(189)
Distributions to unitholders	(17,622)	(13,760)
Foreign exchange on capital lease obligations	(16)	—
Repurchased units withheld for employee tax obligations	(2,508)	(1,587)
Net cash used in financing activities	(54,286)	(27,671)
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	21
Net change in cash and cash equivalents	(1,206)	11,824
Cash and cash equivalents, beginning of period	6,815	2,682
Cash and cash equivalents, end of period	$5,609	$14,506
Supplemental disclosure of cash flow information
Cash paid for interest	$9,044	$5,933
Cash paid for taxes	$1,639	$922

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands unless otherwise stated)
1. Description of Business and Summary of Significant Accounting Policies
Partnership Businesses
Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 by Sprague Holdings and its General Partner and engages in the purchase, storage, distribution and sale of refined products and natural gas, and provides storage and handling services for a broad range of materials.
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

•
The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers.

•
The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers. The Partnership purchases the natural gas it sells from natural gas producers and trading companies.

•	The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products.

•	The other operations segment includes the purchase and distribution of coal, certain commercial trucking activities and a heating equipment service business.
See Note 2 "Revenue" for a description of our revenue activities within these business segments.
Prior to February 16, 2017, Sprague Holdings owned, directly or indirectly, all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that during the subordination period, the common units had the right to receive a minimum quarterly distribution of $0.4125 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from distributable cash flow may be made on the subordinated units. On February 16, 2017, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 10,071,970 subordinated units outstanding converted to common units on a one-for-one basis.
As of March 31, 2018, the Parent, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Notes 12 and 13.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 14, 2018 (the “2017 Annual Report”).
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2018 and December 31, 2017, the consolidated results of operations for the three months ended March 31, 2018 and 2017, and the consolidated cash flows for the three months ended March 31, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 “Description of Business and Summary of Significant Accounting Policies” in the Partnership’s audited consolidated financial statements included in the 2017 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements except for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which the Partnership adopted as of January 1, 2018. The adoption of Topic 606 is discussed further in Recent Accounting Pronouncements below as well as in Note 2 "Revenue".
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
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and is to be applied retrospectively to all periods presented. The adoption of this guidance in 2018 did not have an impact on the Partnership's consolidated statements of cash flows.

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The FASB issued several ASUs after ASU 2014-09 to clarify implementation guidance but did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard in 2018 did not have an impact on the Partnership's consolidated financial statements nor result in significant changes to business processes, systems, or internal controls.
2. Revenue

Accounting Policies

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Partnership’s revenue is generated from refined products and natural gas contracts that have a single performance obligation which is the delivery of the related energy product. Accordingly, the Partnership recognizes revenue for refined products and natural gas when title and risk of loss have been transferred to the customer which is generally at the time of shipment or delivery of products. Revenue for the Partnership’s materials handling segment is recorded on a straight-line basis under leasing arrangements or as services are performed.

Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. The Partnership sells its products or provides its services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.

The Partnership has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of products sold (exclusive of depreciation and amortization). The Partnership has elected to exclude from net sales any value add, sales and other taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the way the Partnership historically recorded shipping and handling fees and taxes.

The majority of the Partnership's revenue is derived from contracts (i) with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount in which it has the right to invoice the customer as product is delivered. The Partnership has elected the practical expedient not to disclose the value of remaining performance obligations associated with these types of contracts.

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities in the Condensed Consolidated Balance Sheets and amounted to $6.0 million and $7.7 million as of March 31, 2018 and December 31, 2017, respectively. A substantial portion of the contract liabilities as of December 31, 2017 remains outstanding as of March 31, 2018. The Partnership does not have any material contract assets as of March 31, 2018 or December 31, 2017.

Disaggregated Revenue

In general, the Partnership's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships which provides meaningful disaggregation of each business segment's results of operations. The Partnership operates its businesses in the Northeast and Mid-Atlantic United States and Eastern Canada.

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

The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Natural gas sales not billed by month-end are accrued based upon estimated gas volumes delivered.

The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products. A majority of the materials handling segment revenue is generated under leasing arrangements with revenue recorded over the lease term generally on a straight-line basis. Contingent rentals are recorded as revenue only when billable under the arrangement. For materials handling contracts that are not leases, the Partnership recognizes revenue either at a point in time as services are performed or over a period of time if the services are performed in a continuous fashion over the period of the contract.
The other operations segment includes the purchase and distribution of coal, certain commercial trucking activities and a heating equipment service business. Revenue from other activities is recognized when the product is delivered or the services are rendered.

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2018	2017
Net sales:
Refined products
Distillates	$981,691	$630,753
Gasoline	76,357	69,694
Heavy fuel oil and asphalt	122,812	81,143
Total refined products	$1,180,860	$781,590
Natural gas	129,927	119,666
Materials handling	13,148	9,925
Other operations	7,213	6,626
Net sales	$1,331,148	$917,807

Net sales by Country:
United States	$1,265,542	$871,575
Canada	65,606	46,232
Net sales	$1,331,148	$917,807

3. Business Combinations
The Partnership completed five business acquisitions during the year ended December 31, 2017 as described below. Allocations of the purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities, natural gas transportation assets and liabilities, property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as goodwill. Proforma information relating to these acquisitions has not been presented because the impact on the Partnership’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 is not material.
The Partnership recognized $0.4 million and $0.3 million of acquisition related costs during the three months ended March 31, 2018 and 2017, respectively, which were expensed and are included in selling, general and administrative expense.
Year Ended December 31, 2017
Coen Energy
On October 1, 2017, the Partnership purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Coen Energy, located in Washington, PA, provides energy products to commercial and residential customers located in Pennsylvania, Ohio and West
Virginia. The Coen Energy business also provides energy fuel services to customers that are engaged in Marcellus and Utica shale drilling operations. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees. Initial consideration paid was $35.3 million in cash, not including the purchase of inventory and other adjustments, which was financed with borrowings under our credit facility. Contingent consideration of up to $12 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020. The operations of Coen Energy have been included in the Partnership's refined products segment since the acquisition date.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$567
Other current assets	115
Property, plant and equipment	12,972
Intangibles	18,375
Total identifiable assets acquired	32,029
Other liabilities	(256)
Net identifiable assets acquired	31,773
Goodwill	13,095
Net assets acquired	$44,868
The goodwill recognized is primarily attributable to Coen Energy’s reputation in its geographic market area, the in-place workforce and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is expected to be deductible for tax purposes.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventories	$3,220
Derivative and other current assets	111
Property, plant and equipment	22,995
Intangibles	29,000
Total identifiable assets acquired	55,326
Other liabilities	(188)
Net identifiable assets acquired	55,138
Goodwill	16,718
Net assets acquired	$71,856
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
The goodwill recognized is primarily attributable to L.E. Belcher's reputation in the Springfield, Massachusetts area, the in-place workforce and the residual cash flow the Partnership believes that it will be able to generate. The goodwill is expected to be deductible for tax purposes.
4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2018	December 31, 2017
Fair value of interest rate swaps, net of tax	$4,236	$2,588
Cumulative foreign currency translation adjustment	(11,527)	(11,458)
Accumulated other comprehensive loss, net of tax	$(7,291)	$(8,870)

5. Inventories

	March 31, 2018	December 31, 2017
Petroleum and related products	$226,649	$324,491
Asphalt	3,369	5,221
Coal	4,196	3,712
Natural gas	412	2,435
Inventories	$234,626	$335,859

6. Credit Agreement

	March 31, 2018	December 31, 2017
Working capital facilities	$312,968	$341,850
Acquisition facility	379,100	383,500
Total credit agreement	692,068	725,350
Less: current portion of working capital facilities	(243,238)	(275,613)
Long-term portion	$448,830	$449,737

Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement that matures on April 27, 2021 (the "Credit Agreement"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of March 31, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
Revolving acquisition facility of up to $550.0 million, subject to acquisition facility borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses, and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility by $250.0 million and the multicurrency revolving working capital facility by $220.0 million subject to a maximum combined increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

Indebtedness under the Credit Agreement bears interest, at the borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs) for interest periods of one, two, three or six months plus a specified margin or (ii) an alternate rate plus a specified margin.
For loans denominated in U.S. dollars, the alternate rate is the Base Rate which is the highest of (a) the U.S. Prime Rate as in effect from time to time, (b) the greater of the Federal Funds Effective Rate and the Overnight Bank Funding Rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
For loans denominated in Canadian dollars, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
The working capital facilities are subject to borrowing base reporting and as of March 31, 2018 and December 31, 2017, had a borrowing base of $474.6 million and $623.2 million, respectively. As of March 31, 2018 and December 31, 2017, outstanding letters of credit were $24.6 million and $72.3 million, respectively. As of March 31, 2018, excess availability under the working capital facilities was $137.0 million and excess availability under the acquisition facilities was $170.9 million.
The weighted average interest rate was 4.5% and 4.2% at March 31, 2018 and December 31, 2017, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at March 31, 2018 and December 31, 2017 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which include a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of March 31, 2018, the Partnership was in compliance with these covenants.
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $35.0 million and $27.5 million for the three months ended March 31, 2018 and 2017, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At March 31, 2018 and December 31, 2017, total amounts due to the General Partner with respect to these benefits and overhead costs were $12.3 million and $12.9 million, respectively.
8. Segment Reporting
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
The Partnership's refined products reporting segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, asphalt, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to its customers. The Partnership has wholesale customers who resell the refined products they purchase from the Partnership and commercial customers who consume the refined products they purchase. The Partnership’s wholesale customers consist of home heating oil retailers and diesel fuel and gasoline resellers. The Partnership’s commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals and educational institutions. The refined products reporting segment consists of three operating segments.
The Partnership's natural gas reporting segment purchases natural gas from natural gas producers and trading companies and sells and distributes natural gas to commercial and industrial customers primarily in the Northeast and Mid-Atlantic United States. The natural gas reporting segment consists of one operating segment.
The Partnership's materials handling reporting segment offloads, stores, and/or prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are generally provided under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. The materials handling reporting segment consists of two operating segments.
The Partnership's other reporting segment includes the purchase, sale and distribution of coal, commercial trucking activities unrelated to its refined products segment and a heating equipment service business. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin. The other activities reporting segment consists of two operating segments.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2018 and 2017, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $65.6 million and $46.2 million for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,
	2018	2017
Net sales:
Refined products	$1,180,860	$781,590
Natural gas	129,927	119,666
Materials handling	13,148	9,925
Other operations	7,213	6,626
Net sales	$1,331,148	$917,807
Adjusted gross margin (1):
Refined products	$56,335	$39,478
Natural gas	37,948	38,590
Materials handling	13,148	9,925
Other operations	2,106	2,373
Adjusted gross margin	109,537	90,366
Reconciliation to operating income (loss) (2):
Add: unrealized gain (loss) on inventory derivatives (3)	23,561	24,508
Add: unrealized gain on prepaid forward contract derivatives (4)	—	(27)
Add: unrealized (loss) gain on natural gas transportation contracts (5)	14,068	7,814
Operating costs and expenses not allocated to operating segments:
Operating expenses	(23,209)	(16,832)
Selling, general and administrative	(27,864)	(26,289)
Depreciation and amortization	(8,425)	(5,932)
Operating income	87,668	73,608
Other income	—	64
Interest income	112	84
Interest expense	(9,884)	(7,155)
Income tax provision	(2,975)	(2,102)
Net income	$74,921	$64,499

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
At March 31, 2018, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2018 and December 31, 2017, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of March 31, 2018 and December 31, 2017, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of March 31, 2018 and December 31, 2017, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of March 31, 2018, the carrying value of the deferred consideration approximated fair value due to the fact that there has been no significant subsequent change in the estimated fair value discount rate.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$31,566	$4	$31,562	$—
Commodity swaps and options	35,952	35,947	5	—
Commodity derivatives	67,518	35,951	31,567	—
Interest rate swaps	4,638	—	4,638	—
Total derivative assets	$72,156	$35,951	$36,205	$—
Derivative liabilities:
Commodity fixed forwards	$15,012	$—	$15,012	$—
Commodity swaps and options	44,573	44,509	64	—
Commodity derivatives	59,585	44,509	15,076	—
Interest rate swaps	369	—	369	—
Other	3	—	3	—
Total derivative liabilities	$59,957	$44,509	$15,448	$—

Contingent consideration	$9,896	$—	$—	$9,896

	As of December 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$11,502	$—	$11,502	$—
Commodity swaps and options	100,630	100,613	17	—
Commodity derivatives	112,132	100,613	11,519	—
Interest rate swaps	2,615	—	2,615	—
Total derivatives assets	$114,747	$100,613	$14,134	$—
Derivative liabilities:
Commodity fixed forwards	$61,195	$—	$61,195	$—
Commodity swaps and options	103,827	103,654	173	—
Commodity derivatives	165,022	103,654	61,368	—
Interest rate swaps	6	—	6	—
Total derivative liabilities	$165,028	$103,654	$61,374	$—

Contingent consideration	$9,725	$—	$—	$9,725
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2018 will settle prior to September 30, 2019.
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
Fair value measurements based on Level 3 inputs: Measurements that are least observable are estimated from significant unobservable inputs determined from sources with little or no market activity for comparable contracts or for positions with longer durations. The Partnership utilizes fair value measurements based on Level 3 inputs for its contingent consideration liability.
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2018 and December 31, 2017.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $35.7 million at March 31, 2018. Information related to these offsetting arrangements is set forth below:

	As of March 31, 2018
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$67,518	$—	$67,518	$(36,480)	$—	$31,038
Interest rate swap derivative assets	4,638	—	4,638	—	—	4,638
Fair value of derivative assets	$72,156	$—	$72,156	$(36,480)	$—	$35,676

Commodity derivative liabilities	$(59,585)	$—	$(59,585)	$36,480	$8,739	$(14,366)
Interest rate swap derivative liabilities	(369)	—	(369)	—	—	(369)
Other	(3)		(3)			(3)
Fair value of derivative liabilities	$(59,957)	$—	$(59,957)	$36,480	$8,739	$(14,738)

	As of December 31, 2017
				Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Recognized Assets/ Liabilities	Gross Amount Offset in the Balance Sheet	Amount of Assets/ Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$112,132	$—	$112,132	$(86,493)	$(4,303)	$21,336
Interest rate swap derivative assets	2,615	—	2,615	—	—	2,615
Fair value of derivative assets	$114,747	$—	$114,747	$(86,493)	$(4,303)	$23,951

Commodity derivative liabilities	$(165,022)	$—	$(165,022)	$86,493	$20,975	$(57,554)
Interest rate swap derivative liabilities	(6)	—	(6)	—	—	(6)
Fair value of derivative liabilities	$(165,028)	$—	$(165,028)	$86,493	$20,975	$(57,560)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended March 31,
	2018	2017
Refined products contracts	$10,203	$33,567
Natural gas contracts	872	15,164
Total	$11,075	$48,731
There were no discretionary trading activities for the three months ended March 31, 2018 and 2017. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of March 31, 2018		As of December 31, 2017
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,269	115,030	9,255	133,532
Short contracts	(8,973)	(59,193)	(13,487)	(72,074)
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
The Partnership's interest rate swap agreements outstanding as of March 31, 2018 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$275,000
January 2020	January 2021	$200,000
January 2021	January 2022	$200,000
January 2022	January 2023	$150,000
There was no material ineffectiveness determined for the cash flow hedges for the three months ended March 31, 2018 and 2017.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2018, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.9 million.
Contingent Consideration
As part of the Coen Energy acquisition in 2017, the Partnership may be obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition are met. The estimated fair value of the contingent consideration arrangement is classified within Level 3 and was determined using an income approach based on probability-weighted discounted cash flows. Under this method, a set of discrete potential future earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability was assigned to each discrete potential future earnings estimate. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 7.0%. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Partnership's condensed consolidated statements of operations.

The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the condensed consolidated statements of operations. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during fiscal 2018 are as follows:

Contingent consideration - December 31, 2017	$9,725
Change in estimated fair value	171
Contingent consideration - March 31, 2018	$9,896

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
11. Equity and Equity-Based Compensation
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
OCF-based Phantom Units
Phantom unit awards granted in 2018, 2017 and 2016 include a performance criteria that considers Sprague Holdings operating cash flow, as defined ("OCF"), over a three year performance period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units is the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.
Distribution Equivalent Rights
The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled.

A summary of the Partnership’s unit awards subject to vesting during the three months ended March 31, 2018 is set forth below:

	2018 Awards		2017 Awards		2016 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2017	—	$—	131,000	$26.62	163,900	$17.52
Granted	143,981	23.30	—	—	—	—
Forfeited	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Nonvested at March 31, 2018	143,981	$23.30	131,000	$26.62	163,900	$17.52
Unit-based compensation recorded in unitholders’ equity for the three months ended March 31, 2018 and 2017 was $0.8 million and $0.9 million, respectively, and is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom unit awards totaled $8.6 million as of March 31, 2018 which is expected to be recognized over a weighted average period of 20 months.
Equity - Changes in Partnership Units
Phantom units with a performance period ended as of December 31, 2017 vested at the 195.5% level and as a result 271,748 common units (vested market value of $7.0 million) were issued during January 2018, with 97,351 units being withheld to satisfy tax withholding requirements.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Director vested awards	9,360	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Balance as of December 31, 2017	10,446,539	12,106,348	—
Units issued in connection with performance awards	174,397	—	—
Balance as of March 31, 2018	10,620,936	12,106,348	—
12. Earnings Per Unit
The Partnership has identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners, Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss), after deducting any incentive distributions, by the weighted-average number of outstanding common and subordinated units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Diluted earnings per unit includes the effects of potentially dilutive units on the Partnership’s common units, consisting of unvested phantom units.
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

The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Weighted average limited partner common units - basic	22,725,346	21,404,992
Dilutive effect of unvested phantom units	61,543	313,635
Weighted average limited partner common units - dilutive	22,786,889	21,718,627
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	DER	Total
December 31, 2017	February 12, 2018	$0.6375	$14,489	$1,373	$1,760	$17,622

In addition, on April 26, 2018, the Partnership declared a cash distribution for the three months ended March 31, 2018, of $0.6525 per unit, totaling $16.5 million (including a $1.7 million IDR distribution). Such distributions are to be paid on May 18, 2018, to unitholders of record on May 14, 2018.

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
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and, (x) our ability to successfully complete our organic growth and acquisition projects and/or to realize the anticipated financial and operational benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “2017 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage capacity of 14.7 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. Furthermore, we have access to more than 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Note 8 “Segment Reporting” to our Condensed Consolidated Financial Statements for a presentation of financial results by reportable segment and see Part I, Item 2 "Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation” for a discussion of financial results by segment.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, gasoline and asphalt (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of more than 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, hospitals, educational institutions, asphalt paving companies. In addition, as a result of our recent acquisition of Coen Energy, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
In our natural gas segment we purchase, sell and distribute natural gas to approximately 16,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies.
Our materials handling segment is generally conducted under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment.
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
As of March 31, 2018, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

2017 Acquisitions

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

Capital Terminal Acquisition

On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal of Capital Terminal Company (the “Capital Terminal”) for $22.0 million which we financed with borrowings under our credit facility. The terminal’s combined distillate storage capacity of just over 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.

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
How Management Evaluates Our Results of Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) adjusted EBITDA and adjusted gross margin, (2) operating expenses, (3) selling, general and administrative expenses and (4) heating degree days.

Non-GAAP Financial Measures
We present the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin in this Quarterly Report as described below. We present the non-GAAP financial measures maintenance capital expenditures and expansion capital expenditures in this Quarterly Report as described below in "Liquidity and Capital Resources - Capital Expenditures".
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
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for unrealized hedging losses and decreased by unrealized hedging gains (in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts), changes in fair value of contingent consideration, the net impact of biofuel excise tax credits in 2017 and 2013, and commencing in the fourth quarter of 2017, adjusted for the impact of acquisition related expenses.
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

We define adjusted unit gross margin as adjusted gross margin divided by units sold, as expressed in gallons for refined products and in MMBtus for natural gas.
For a reconciliation of adjusted gross margin and adjusted EBITDA to the GAAP measures most directly comparable, see the reconciliation tables included in "Results of Operations." See Note 8 "Segment Reporting" to our Condensed Consolidated Financial Statements for a presentation of our financial results by reportable segment. Management evaluates our segment performance based on adjusted gross margin. Based on the way we manage our business, it is not reasonably possible for us to allocate the components of operating expenses, selling, general and administrative expenses and depreciation and amortization among the operating segments.
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
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2017 Annual Report for a discussion of the trends and factors that impact our business.

Results of Operations
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or net realizable value. Please read “How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read Note 3 "Business Combinations" to our Condensed Consolidated Financial Statements.
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Net sales	$1,331,148	$917,807	$413,341	45%
Cost of products sold (exclusive of depreciation and amortization)	1,183,982	795,146	388,836	49%
Operating expenses	23,209	16,832	6,377	38%
Selling, general and administrative	27,864	26,289	1,575	6%
Depreciation and amortization	8,425	5,932	2,493	42%
Total operating costs and expenses	1,243,480	844,199	399,281	47%
Operating income	87,668	73,608	14,060	19%
Other income	—	64	(64)	*
Interest income	112	84	28	33%
Interest expense	(9,884)	(7,155)	(2,729)	38%
Income before income taxes	77,896	66,601	11,295	17%
Income tax provision	(2,975)	(2,102)	(873)	42%
Net income	$74,921	$64,499	$10,422	16%
* not meaningful

Analysis of Consolidated Operating Results
Net income was $74.9 million and $64.5 million for the three months ended March 31, 2018 and 2017, respectively and operating income was $87.7 million and $73.6 million for the three months ended March 31, 2018 and 2017, respectively. Operating results for the three months ended March 31, 2018 and 2017 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $37.6 million and $32.3 million, respectively. Excluding these unrealized items, operating income for the three months ended March 31, 2018 increased $8.7 million, or 21%, as compared to the three months ended March 31, 2017.
See "Analysis of Operating Segments", "Operating Costs and Expenses" and "Liquidity and Capital Resources" below for additional details on our operating results.
Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our consolidated operating income (loss) to our total adjusted gross margin, a non-GAAP measure, for the periods presented and a reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” and “How Management Evaluates Our Results of Operations” of this report. The table below also presents information on weather conditions for the periods presented.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$87,668	$73,608
Operating costs and expenses not allocated to operating segments:
Operating expenses	23,209	16,832
Selling, general and administrative	27,864	26,289
Depreciation and amortization	8,425	5,932
Add: unrealized (gain) loss on inventory derivatives (1)	(23,561)	(24,508)
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	—	27
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(14,068)	(7,814)
Total adjusted gross margin (4):	$109,537	$90,366
Adjusted Gross Margin by Segment:
Refined products (5)	$56,335	$39,478
Natural gas	37,948	38,590
Materials handling	13,148	9,925
Other operations	2,106	2,373
Total adjusted gross margin	$109,537	$90,366
Reconciliation of Net Income to Adjusted EBITDA
Net income	$74,921	$64,499
Add/(deduct):
Interest expense, net	9,772	7,071
Tax provision	2,975	2,102
Depreciation and amortization	8,425	5,932
EBITDA (4):	$96,093	$79,604
Add: unrealized (gain) loss on inventory derivatives (1)	(23,561)	(24,508)
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	—	27
Add: unrealized (gain) loss on natural gas transportation contracts (3)	(14,068)	(7,814)
Biofuel tax credit (5)	(4,022)	—
Acquisition related expenses (6)	443	349
Other adjustments (7)	194	—
Adjusted EBITDA	$55,079	$47,658
Other Data:
Normal heating degree days (8)	3,275	3,274
Actual heating degree days (8)	3,052	3,031
Variance from normal heating degree days	(7)%	(7)%
Variance from prior period actual heating degree days	1%	4%

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
(5) On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017. During the three months ended March 31, 2018, we recorded excise tax credits of $4.0 million that relate to blending activities that occurred during the year ended December 31, 2017, resulting in an increase in adjusted gross margin during the period.
(6) Beginning in the fourth quarter of 2017, we have excluded the impact of acquisition related expenses from our calculation of adjusted EBITDA. We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses. Adjusted EBITDA for prior periods have been revised to conform to this presentation,
(7) Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.
(8) As reported by the NOAA/National Weather Service for the New England oil home heating region over the period of
1981-2010.

Analysis of Operating Segments
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	576,240	472,710	103,530	22%
Natural gas (MMBtus)	20,257	20,204	53	0%
Materials handling (short tons)	793	581	212	36%
Materials handling (gallons)	69,972	75,264	(5,292)	(7)%
Net Sales:
Refined products	$1,180,860	$781,590	$399,270	51%
Natural gas	129,927	119,666	10,261	9%
Materials handling	13,148	9,925	3,223	32%
Other operations	7,213	6,626	587	9%
Total net sales	$1,331,148	$917,807	$413,341	45%
Adjusted Gross Margin:
Refined products	$56,335	$39,478	$16,857	43%
Natural gas	37,948	38,590	(642)	(2)%
Materials handling	13,148	9,925	3,223	32%
Other operations	2,106	2,373	(267)	(11)%
Total adjusted gross margin	$109,537	$90,366	$19,171	21%
Adjusted Unit Gross Margin:
Refined products	$0.098	$0.084	$0.014	17%
Natural gas	$1.873	$1.910	$(0.037)	(2)%

Refined Products
Refined products net sales increased $399.3 million, or 51%, compared to the same period last year, due to a combination of higher volumes and prices. The 22% gain in volumes was driven primarily by an increase in distillates, with heavy oil also higher. The higher sales prices reflect the increased refined products price environment.
Refined products adjusted gross margin increased $16.9 million, or 43%, compared to the same period last year. The key factors leading to this increase were the higher volumes as well as the improved adjusted unit gross margins. A period of severe weather conditions early in the quarter led to competitor supply outages in some key markets and was a significant contributor to the higher volumes. However, for the overall period, the winter weather as measured by heating degree days was 7% milder than normal and comparable to the same period last year. Additional volumes and margin generation from the 2017 acquisitions were also a notable factor, principally the Coen Energy and Carbo acquisitions, with a full quarter of L.E. Belcher activity compared to two months last year also a factor. In addition, the retroactive reinstatement of the excise tax credit program on February 9, 2018 contributed to the improved adjusted unit gross margins. This program applies to certain of Sprague’s biofuel blending activities and the reinstatement led to us recording an excise tax credit of $4.0 million during the three months ended March 31, 2018 related to 2017 blending activities.
Natural Gas
Natural gas net sales increased $10.3 million, or 9%, compared to the same period last year as a result of the higher natural gas price environment. Sales volumes were comparable to the same period last year, consistent with the essentially flat overall heating degree days. There was a modest decline in sales volumes to Sprague customers that was offset by gains from the legacy Global customers since these sales were in place for a full quarter this year compared to only two months last year.
Natural gas adjusted gross margin decreased by $0.6 million, or 2%, compared to the same period last year, due to lower adjusted unit gross margins. The reduced adjusted unit gross margins were primarily driven by fewer pipeline capacity optimization opportunities largely due to pipeline restrictions. These declines were partially offset by improved customer demand experienced during the severe weather conditions early in the quarter.
Materials Handling
Materials handling net sales and adjusted gross margin both increased by $3.2 million, or 32%, compared to the same period last year. Higher asphalt revenue was the largest individual contributor primarily due to incremental volume from contracts not in place during the same period in 2017. Included in the new asphalt contracts is a Kildair asphalt materials handling transaction that was effective in March 2018. This transaction will essentially transition the bulk of the asphalt margin previously recognized by Kildair as refined products into the materials handling segment. The majority of the other materials handling gains during the first three months of 2018 were a result of advanced timing of dry bulk requirements that are expected to be offset later in 2018.
Other Operations
Net sales from other operations increased by $0.6 million or 9%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin was $0.3 million lower as compared to the same period last year.
Operating Costs and Expenses
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses	$23,209	$16,832	$6,377	38%
Selling, general and administrative	$27,864	$26,289	$1,575	6%
Depreciation and amortization	$8,425	$5,932	$2,493	42%
Interest expense, net	$9,772	$7,071	$2,701	38%
Operating Expenses. Operating expenses increased by $6.4 million, or 38%, compared to the same period last year, reflecting $4.9 million of operating expenses related to the 2017 acquisitions and $1.1 million of increased stockpile, employee related, boiler fuel and utility expenses predominantly attributable to increased activity at our terminals.

Selling, General and Administrative Expenses. SG&A expenses increased $1.6 million, or 6%, compared to the same period last year. This increase is driven by expenses of $1.0 million connected to our Coen Energy acquisition and increased professional fees and employee related costs.
Depreciation and Amortization. Depreciation and amortization increased $2.5 million, or 42%, compared to the same period last year, primarily as a result of the 2017 acquisitions.
Interest Expense, net. Interest expense, net increased $2.7 million, or 38%, compared to the same period last year primarily relating to rising interest rates (partially offset by our interest rate swaps), the financing of the 2017 acquisitions and, to a lesser extent increased working capital requirements.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2018, we had working capital of $147.4 million.
As of March 31, 2018, the undrawn borrowing capacity under the working capital facilities was $137.0 million and the undrawn borrowing capacity under the acquisition facility was $170.9 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2018, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $265.7 million to a high of $395.6 million.
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
Credit Agreement
Sprague Operating Resources LLC and Kildair are borrowers under an amended and restated revolving credit agreement (our "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of March 31, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $550.0 million, subject to the acquisition facility borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses, and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facilitiy by $250.0 million and the multicurrency revolving working capital facility by $220.0 million, subject to a maximum increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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
For loans denominated in Canadian dollars, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2018.
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

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Three Months Ended March 31,
2018	$1,646	$2,035	$3,681
2017	$5,846	$1,330	$7,176

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$56,735	$105,412
Net cash used in investing activities	$(3,652)	$(65,938)
Net cash used in financing activities	$(54,286)	$(27,671)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2018 was $56.7 million and was primarily driven by cash inflows as a result of a decrease of $101.2 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $34.7 million in accounts receivable due to seasonal reduction in sales volume, and $74.9 million in net income. These inflows were offset by cash outflows as a result of a reduction of $116.7 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $60.8 million representing the net impact in our derivative instruments as a result of changes in commodity prices during the period.
Net cash provided by operating activities for the three months ended March 31, 2017 was $105.4 million and was primarily driven by cash inflows as a result of a decrease of $95.5 million in inventories due to a seasonal reduction in inventory requirements, $64.5 million in net income and a decrease of $25.5 million in accounts receivable due to seasonal reduction in sales volume. These inflows were offset by cash outflows as a result of a reduction of $52.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and a reduction of $43.9 million in our derivative instruments relating to the ratable liquidation of our fixed forward contracts as we came out of the peak season.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2018 was $3.7 million of which $1.7 million related to expansion capital expenditures and $2.0 million related to maintenance capital expenditure projects across our terminal system.
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

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2018 was $54.3 million, and primarily resulted from $33.0 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of seasonal inventory levels and distributions of $17.6 million.
Net cash used in financing activities for the three months ended March 31, 2017 was $27.7 million, and primarily resulted from $11.7 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $13.8 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2018 and 2017.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our consolidated financial statements are detailed in Note 1 “Description of Business and Summary of Significant Accounting Policies” included in our 2017 Annual Report and as updated in Note 2 to this Quarterly Report as it relates to revenue recognition. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
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
For natural gas, there are no quality differences that need to be considered when hedging. Our primary hedging requirements relate to fixed price and basis (location) exposure. We largely hedge our natural gas fixed price exposure using fixed-for-floating price swaps that trade on the Intercontinental Exchange ("ICE") with the prices based on the Henry Hub location near Erath, Louisiana. The Henry Hub is the most active natural gas trading location in the United States. Although we typically use swaps, there is also an actively traded NYMEX Henry Hub natural gas futures contract that we can use. We primarily use ICE basis swaps as the key financial instrument type to hedge our natural gas basis risk. Similar to the natural gas futures and ICE Henry Hub swaps, basis swaps for major locations trade actively for many months. These swaps are financially settled, typically using prices quoted by Platts. We also directly hedge our price exposure in oil and natural gas by using forward purchases or sales that require physical delivery of the product.
The following table sets forth total realized and unrealized gains and (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the periods presented.

	Three Months Ended March 31,
	(in thousands)
	2018	2017
Refined products contracts	$10,203	$33,567
Natural gas contracts	872	15,164
Total	$11,075	$48,731
Substantially all of our commodity derivative contracts outstanding as of March 31, 2018 will settle prior to September 30, 2019.

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
Our interest rate swap agreements outstanding as of March 31, 2018 were as follows (in thousands):

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$275,000
January 2020	January 2021	$200,000
January 2021	January 2022	$200,000
January 2022	January 2023	$150,000
During the two year period ended March 31, 2018 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2018, we estimate that if short-term interest rates increased or decreased by 100 basis points, our interest expense would have increased by approximately $3.5 million and decreased by approximately $3.5 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of March 31, 2018:

	As of March 31, 2018
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$31,566	$4	$31,562	$—
Commodity swaps and options	35,952	35,947	5	—
Commodity derivatives	67,518	35,951	31,567	—
Interest rate swaps	4,638	—	4,638	—
Total derivative assets	$72,156	$35,951	$36,205	$—
Derivative liabilities:
Commodity fixed forwards	$15,012	$—	$15,012	$—
Commodity swaps and options	44,573	44,509	64	—
Commodity derivatives	59,585	44,509	15,076	—
Interest rate swaps	369	—	369	—
Other	$3		$3
Total derivative liabilities	$59,957	$44,509	$15,448	$—

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

Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to the Partnership's management, including its President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer of our General Partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of March 31, 2018, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and the Senior Vice President, Chief Operating Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our 2017 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.1***
Purchase and Sale Agreement, dated September 18, 2017, by and among Sprague Operating Resources LLC, Coen Oil Company, LLC, Coen Markets, Inc., and The Thomaston Land Company, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP's Current Report on Form 8-K filed September 19, 2017 (File No. 001-36137)).

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

3.1
Certificate of Limited Partnership of Sprague Energy Partners LP (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Registration Statement on Form S-1 filed July 27, 2011 (File No. 333-175826)).

3.2
Amendment to the Certificate of Limited Partnership of Sprague Energy Partners LP (Changing Name to Sprague Resources LP) (incorporated by reference to Exhibit 3.2 of Sprague Resources LP’s Registration Statement on Form S-1 filed July 27, 2011 (File No. 333-175826)).

3.3
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective December 20, 2017 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed December 20, 2017 (File No. 001-36137)).

3.4
First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.5
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

EXHIBIT INDEX (Continued)

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 8, 2018		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)