Form 10-Q
period 2018-06-30
Sprague Resources LP
filed 2018-08-08
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,727,284 common units outstanding as of August 1, 2018.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,607	$6,815
Accounts receivable, net	184,229	316,613
Inventories	179,350	335,859
Fair value of derivative assets	44,741	107,254
Other current assets	11,794	39,946
Total current assets	428,721	806,487
Fair value of derivative assets, long-term	15,612	7,493
Property, plant and equipment, net	350,303	350,059
Intangibles, net	65,747	71,891
Other assets, net	10,415	12,018
Goodwill	115,037	115,037
Total assets	$985,835	$1,362,985
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$69,493	$205,105
Accrued liabilities	55,108	49,038
Fair value of derivative liabilities	43,612	156,763
Due to General Partner	7,566	11,228
Current portion of working capital facilities	57,248	275,613
Current portion of other obligations	6,704	6,476
Total current liabilities	239,731	704,223
Commitments and contingencies
Working capital facilities - less current portion	133,135	66,237
Acquisition facility	379,100	383,500
Fair value of derivative liabilities, long-term	5,047	8,265
Other obligations - less current portion	49,121	49,625
Due to General Partner	1,912	1,678
Deferred income taxes	18,352	17,623
Total liabilities	826,398	1,231,151
Unitholders’ equity:
Common unitholders - public (10,620,936 units and 10,446,539 units issued and outstanding as of June 30, 2018 and December 31, 2017, respectively)	204,859	193,977
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(38,859)	(53,273)
Accumulated other comprehensive loss, net of tax	(6,563)	(8,870)
Total unitholders’ equity	159,437	131,834
Total liabilities and unitholders’ equity	$985,835	$1,362,985

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$741,656	$513,626	$2,072,804	$1,431,433
Cost of products sold (exclusive of depreciation and amortization)	696,673	469,058	1,880,655	1,264,204
Operating expenses	22,281	16,901	45,490	33,733
Selling, general and administrative	18,562	19,624	46,426	45,913
Depreciation and amortization	8,378	6,950	16,803	12,882
Total operating costs and expenses	745,894	512,533	1,989,374	1,356,732
Operating (loss) income	(4,238)	1,093	83,430	74,701
Other income	—	119	—	183
Interest income	169	88	281	172
Interest expense	(9,412)	(8,279)	(19,296)	(15,434)
(Loss) income before income taxes	(13,481)	(6,979)	64,415	59,622
Income tax benefit (provision)	286	(813)	(2,689)	(2,915)
Net (loss) income	(13,195)	(7,792)	61,726	56,707
Incentive distributions declared	(2,055)	(854)	(3,769)	(1,596)
Limited partners’ interest in net (loss) income	$(15,250)	$(8,646)	$57,957	$55,111

Net (loss) income per limited partner unit:
Common - basic	$(0.67)	$(0.39)	$2.55	$2.52
Common - diluted	$(0.67)	$(0.39)	$2.54	$2.48
Units used to compute net (loss) income per limited partner unit:
Common - basic	22,727,284	22,319,704	22,726,320	21,864,875
Common - diluted	22,727,284	22,319,704	22,784,336	22,200,070
Distribution declared per unit	$0.6675	$0.6075	$1.3200	$1.2000

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(13,195)	$(7,792)	$61,726	$56,707
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps
Net gain (loss) arising in the period	1,290	(13)	3,231	289
Reclassification adjustment related to (gain) loss realized in income	(499)	(4)	(779)	116
Net change in unrealized gain (loss) on interest rate swaps	791	(17)	2,452	405
Tax effect	(5)	—	(18)	(7)
	786	(17)	2,434	398
Foreign currency translation adjustment	(58)	77	(127)	110
Other comprehensive income	728	60	2,307	508
Comprehensive (loss) income	$(12,467)	$(7,732)	$64,033	$57,215

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	11,955	14,324	—	3,218	—	29,497
Other comprehensive income	—	—	—	—	1,913	1,913
Unit-based compensation	1,034	1,240	—	—	—	2,274
Distributions paid	(25,198)	(23,239)	(5,817)	(3,218)	—	(57,472)
Common units issued related to Carbo acquisition	31,401	—	—	—	—	31,401
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at December 31, 2017	$193,977	$(53,273)	$—	$—	$(8,870)	$131,834
Net income	27,402	31,237	—	3,087	—	61,726
Other comprehensive income	—	—	—	—	2,307	2,307
Unit-based compensation	114	130	—	—	—	244
Distributions paid	(15,462)	(15,617)	—	(3,087)	—	(34,166)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	—	(2,508)
Balance at June 30, 2018	$204,859	$(38,859)	$—	$—	$(6,563)	$159,437

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$61,726	$56,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	18,569	16,350
Loss (gain) on sale of assets and insurance recoveries	13	(207)
Changes in fair value of contingent consideration	344	—
Provision for doubtful accounts	1,033	(72)
Non-cash unit-based compensation	244	1,932
Other	47	—
Deferred income taxes	632	1,559
Changes in assets and liabilities:
Accounts receivable	131,353	102,678
Inventories	156,510	163,945
Other assets	28,124	18,488
Fair value of commodity derivative instruments	(59,522)	(41,194)
Due to General Partner and affiliates	(3,428)	(5,289)
Accounts payable, accrued liabilities and other	(130,313)	(91,537)
Net cash provided by operating activities	205,332	223,360
Cash flows from investing activities
Purchases of property, plant and equipment	(9,298)	(19,118)
Business acquisitions	—	(72,182)
Proceeds from property insurance settlement and sale of assets	43	863
Net cash used in investing activities	(9,255)	(90,437)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	(155,468)	(97,946)
Payments on capital leases, term debt, and other obligations	(1,911)	(765)
Debt issue costs	(182)	(3,858)
Distributions to unitholders	(34,166)	(27,859)
Foreign exchange on capital lease obligations	(26)	—
Repurchased units withheld for employee tax obligations	(2,508)	(1,587)
Net cash used in financing activities	(194,261)	(132,015)
Effect of exchange rate changes on cash balances held in foreign currencies	(24)	58
Net change in cash and cash equivalents	1,792	966
Cash and cash equivalents, beginning of period	6,815	2,682
Cash and cash equivalents, end of period	$8,607	$3,648
Supplemental disclosure of cash flow information
Cash paid for interest	$17,555	$11,799
Cash paid for taxes	$2,961	$1,500
Non-cash consideration related to acquisition:
Common units issued - Carbo	$—	$31,401
Deferred consideration obligation - Carbo	$—	$27,284

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

•
The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline - primarily from refining companies, trading organizations and producers - and sells them to wholesale and commercial customers.

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
As of June 30, 2018, the Parent, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Notes 12 and 13.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2018 and December 31, 2017, the consolidated results of operations for the three and six months ended June 30, 2018 and 2017, and the consolidated cash flows for the six months ended June 30, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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
In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Partnership will follow this new guidance for transactions entered into after December 31, 2017.
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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize at the commencement date of a lease a liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In June 2018, the FASB issued ASU 2018-11 that introduced a transition option, that the Partnership intends to adopt, that will allow the new standard to be adopted without revising comparative period reporting or disclosures. The Partnership has started the process of gathering and analyzing its lease contracts and is in the process of evaluating changes to business processes, systems and controls needed to support recognition and disclosure under this new standard. While the adoption of this new standard is expected to result in an increase to reported assets and liabilities, the Partnership has not yet determined the full impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.
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

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities in the Condensed Consolidated Balance Sheets and amounted to $6.3 million and $7.7 million as of June 30, 2018 and December 31, 2017, respectively. A substantial portion of the contract liabilities as of December 31, 2017 remains outstanding as of June 30, 2018 as they are primarily deposits. The Partnership does not have any material contract assets as of June 30, 2018 or December 31, 2017.

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

The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Natural gas sales not billed by month-end are accrued based upon gas volumes delivered.

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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Refined products
Distillates	$505,863	$307,732	$1,487,554	$938,485
Gasoline	87,959	67,004	164,316	136,698
Heavy fuel oil and asphalt	70,203	56,248	193,015	137,391
Total refined products	$664,025	$430,984	$1,844,885	$1,212,574
Natural gas	58,428	65,708	188,355	185,374
Materials handling	14,218	12,798	27,366	22,723
Other operations	4,985	4,136	12,198	10,762
Net sales	$741,656	$513,626	$2,072,804	$1,431,433

Net sales by Country:
United States	$670,903	$455,306	$1,936,445	$1,326,881
Canada	$70,753	$58,320	$136,359	104,552
Net sales	$741,656	$513,626	$2,072,804	$1,431,433

3. Business Combinations
The Partnership completed five business acquisitions during the year ended December 31, 2017 as described below. Allocations of the purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities, natural gas transportation assets and liabilities, property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as goodwill. If the results of these businesses had been included in the consolidated results of the Partnership for the entire three and six months ended June 30, 2017, unaudited consolidated pro forma net sales would have been $539.2 million and $1,511.0 million, respectively, while the unaudited pro forma net (loss) income for the three months and six months ended June 30, 2017 would not have been materially different.
The Partnership recognized $0.3 million and $0.6 million of acquisition related costs during the three months ended June 30, 2018 and 2017, and $0.7 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, which were expensed and are included in selling, general and administrative expense.
Year Ended December 31, 2017
Coen Energy
On October 1, 2017, the Partnership purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Coen Energy, located in Washington, PA, provides energy products to commercial and residential customers located in Pennsylvania, Ohio and West
Virginia. The Coen Energy business also provides energy fuel services to customers that are engaged in Marcellus and Utica shale drilling operations. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees as of December 31, 2017. Initial consideration paid was $35.3 million in cash, not including the purchase of inventory and other adjustments, which was financed with borrowings under our credit facility. Contingent consideration of up to $12.0 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020. The operations of Coen Energy have been included in the Partnership's refined products segment since the acquisition date.
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
4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2018	December 31, 2017
Fair value of interest rate swaps, net of tax	$5,022	$2,588
Cumulative foreign currency translation adjustment	(11,585)	(11,458)
Accumulated other comprehensive loss, net of tax	$(6,563)	$(8,870)

5. Inventories

	June 30, 2018	December 31, 2017
Petroleum and related products	$173,257	$324,491
Asphalt	2,023	5,221
Coal	2,643	3,712
Natural gas	1,427	2,435
Inventories	$179,350	$335,859

6. Credit Agreement

	June 30, 2018	December 31, 2017
Working capital facilities	$190,383	$341,850
Acquisition facility	379,100	383,500
Total credit agreement	569,483	725,350
Less: current portion of working capital facilities	(57,248)	(275,613)
Long-term portion	$512,235	$449,737

Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement that matures on April 27, 2021 (the "Credit Agreement"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of June 30, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2018 and December 31, 2017, had a borrowing base of $341.5 million and $623.2 million, respectively. As of June 30, 2018 and December 31, 2017, outstanding letters of credit were $18.6 million and $72.3 million, respectively. As of June 30, 2018, excess availability under the working capital facilities was $132.5 million and excess availability under the acquisition facilities was $170.9 million.
The weighted average interest rate was 4.8% and 4.2% at June 30, 2018 and December 31, 2017, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at June 30, 2018 and December 31, 2017 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which include a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of June 30, 2018, the Partnership was in compliance with these covenants.
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $28.0 million and $20.7 million for the three months ended June 30, 2018 and 2017, and $62.9 million and $48.2 million for the six months ended June 30, 2018 and 2017, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At June 30, 2018 and December 31, 2017, total amounts due to the General Partner with respect to these benefits and overhead costs were $9.4 million and $12.9 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2018 and 2017, respectively. The Partnership’s foreign sales, primarily sales of refined products, asphalt and natural gas to its customers in Canada, were $70.8 million and $58.3 million for the three months ended June 30, 2018 and 2017, and $136.4 million and $104.6 million for the six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Refined products	$664,025	$430,984	$1,844,885	$1,212,574
Natural gas	58,428	65,708	188,355	185,374
Materials handling	14,218	12,798	27,366	22,723
Other operations	4,985	4,136	12,198	10,762
Net sales	$741,656	$513,626	$2,072,804	$1,431,433
Adjusted gross margin (1):
Refined products	$28,671	$23,815	$85,006	$63,293
Natural gas	5,055	2,568	43,003	41,158
Materials handling	14,269	12,798	27,417	22,723
Other operations	1,675	1,530	3,781	3,903
Adjusted gross margin	49,670	40,711	159,207	131,077
Reconciliation to operating (loss) income (2):
Add: unrealized (loss) gain on inventory derivatives (3)	(971)	4,539	22,590	29,047
Add: unrealized gain on prepaid forward contract derivatives (4)	—	267	—	240
Add: unrealized (loss) gain on natural gas transportation contracts (5)	(3,716)	(949)	10,352	6,865
Operating costs and expenses not allocated to operating segments:
Operating expenses	(22,281)	(16,901)	(45,490)	(33,733)
Selling, general and administrative	(18,562)	(19,624)	(46,426)	(45,913)
Depreciation and amortization	(8,378)	(6,950)	(16,803)	(12,882)
Operating (loss) income	(4,238)	1,093	83,430	74,701
Other income	—	119	—	183
Interest income	169	88	281	172
Interest expense	(9,412)	(8,279)	(19,296)	(15,434)
Income tax benefit (provision)	286	(813)	(2,689)	(2,915)
Net (loss) income	$(13,195)	$(7,792)	$61,726	$56,707

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
As of June 30, 2018, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2018 and December 31, 2017, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of June 30, 2018 and December 31, 2017, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. As of June 30, 2018 and December 31, 2017, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of June 30, 2018, the carrying value of the deferred consideration approximated fair value due to the fact that there has been no significant subsequent change in the estimated fair value discount rate.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$18,426	$—	$18,426	$—
Commodity swaps and options	36,616	36,612	4	—
Commodity derivatives	55,042	36,612	18,430	—
Interest rate swaps	5,311	—	5,311	—
Total derivative assets	$60,353	$36,612	$23,741	$—
Derivative liabilities:
Commodity exchange contracts	$7	$7	$—	$—
Commodity fixed forwards	22,692	—	22,692	—
Commodity swaps and options	25,658	25,641	17	—
Commodity derivatives	48,357	25,648	22,709	—
Interest rate swaps	250	—	250	—
Other	52	—	52	—
Total derivative liabilities	$48,659	$25,648	$23,011	$—

Contingent consideration	$10,069	$—	$—	$10,069

	As of December 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$11,502	$—	$11,502	$—
Commodity swaps and options	100,630	100,613	17	—
Commodity derivatives	112,132	100,613	11,519	—
Interest rate swaps	2,615	—	2,615	—
Total derivative assets	$114,747	$100,613	$14,134	$—
Derivative liabilities:
Commodity fixed forwards	$61,195	$—	$61,195	$—
Commodity swaps and options	103,827	103,654	173	—
Commodity derivatives	165,022	103,654	61,368	—
Interest rate swaps	6	—	6	—
Total derivative liabilities	$165,028	$103,654	$61,374	$—

Contingent consideration	$9,725	$—	$—	$9,725
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2018 will settle prior to December 31, 2019.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2018 and December 31, 2017.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $33.6 million at June 30, 2018. Information related to these offsetting arrangements is set forth below:

	As of June 30, 2018
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$55,042	$(26,797)	$—	$28,245
Interest rate swap derivative assets	5,311	—	—	5,311
Fair value of derivative assets	$60,353	$(26,797)	$—	$33,556

Commodity derivative liabilities	$(48,357)	$26,797	$6,685	$(14,875)
Interest rate swap derivative liabilities	(250)	—	—	(250)
Other	(52)	—	—	(52)
Fair value of derivative liabilities	$(48,659)	$26,797	$6,685	$(15,177)

	As of December 31, 2017
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$112,132	$(86,493)	$(4,303)	$21,336
Interest rate swap derivative assets	2,615	—	—	2,615
Fair value of derivative assets	$114,747	$(86,493)	$(4,303)	$23,951

Commodity derivative liabilities	$(165,022)	$86,493	$20,975	$(57,554)
Interest rate swap derivative liabilities	(6)	—	—	(6)
Fair value of derivative liabilities	$(165,028)	$86,493	$20,975	$(57,560)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Refined products contracts	$(1,227)	$11,351	$8,976	$44,918
Natural gas contracts	(3,832)	(406)	(2,960)	14,758
Total	$(5,059)	$10,945	$6,016	$59,676
There were no discretionary trading activities for the three and six months ended June 30, 2018 and 2017. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2018		As of December 31, 2017
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	4,469	121,484	9,255	133,532
Short contracts	(6,444)	(67,723)	(13,487)	(72,074)
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
The Partnership's interest rate swap agreements outstanding as of June 30, 2018 were as follows:

Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
There was no material ineffectiveness determined for the cash flow hedges for the three and six months ended June 30, 2018 and 2017.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2018, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.9 million.
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

The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the condensed consolidated statements of operations. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during fiscal 2018 are as follows:

Contingent consideration - December 31, 2017	$9,725
Change in estimated fair value	344
Contingent consideration - June 30, 2018	$10,069

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings
The Partnership is subject to a tax on product it imports into Canada.  During a recent audit of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review.  After filing legal action, the Partnership was assessed $3.0 million of tax, including interest and penalties, for the period of 2013 to 2016, and information for the years dating back to 2007 has been requested.  The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to this matter and such amount is not material to the consolidated financial statements.
The Partnership is involved in other various lawsuits, proceedings and environmental matters, all of which arose in the normal course of business. The Partnership believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the resolution of these contingent matters will not have a material adverse impact on the Partnership’s consolidated results of operations, financial position or cash flows.
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

A summary of the Partnership’s unit awards subject to vesting during the six months ended June 30, 2018 is set forth below:

	2018 Awards		2017 Awards		2016 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2017	—	$—	131,000	$26.62	163,900	$17.52
Granted	143,981	23.30	—	—	—	—
Forfeited	—	—	—	—	—	—
Vested	—	—	—	—	—	—
Nonvested at June 30, 2018	143,981	$23.30	131,000	$26.62	163,900	$17.52
During the three-months ended June 30, 2018, the Partnership reduced its estimate of the number of units expected to vest over the vesting period and as a result unit-based compensation for the three and six months ended June 30, 2018 was $(0.6) million and $0.2 million, respectively, as compared to $1.0 million and $1.9 million, for the three and six months ended June 30, 2017. Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom unit awards totaled $5.4 million as of June 30, 2018 which is expected to be recognized over a weighted average period of 17 months.
Equity - Changes in Partnership Units
Phantom units with a performance period ended as of December 31, 2017 vested at the 195.5% level and as a result 271,748 common units (vested market value of $7.0 million) were issued during January 2018, with 97,351 units being withheld to satisfy tax withholding requirements.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Director vested awards	9,360	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Balance as of December 31, 2017	10,446,539	12,106,348	—
Units issued in connection with performance awards	174,397	—	—
Balance as of June 30, 2018	10,620,936	12,106,348	—
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average limited partner common units - basic	22,727,284	22,319,704	22,726,320	21,864,875
Dilutive effect of unvested phantom units	—	—	58,016	335,195
Weighted average limited partner common units - dilutive	22,727,284	22,319,704	22,784,336	22,200,070
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Three Months Ended	Payment Date	Per Unit	Common	IDR	DER	Total
December 31, 2017	February 12, 2018	$0.6375	$14,489	$1,373	$1,760	$17,622
March 31, 2018	May 18, 2018	$0.6525	$14,830	$1,714	$—	$16,544

In addition, on July 26, 2018, the Partnership declared a cash distribution for the three months ended June 30, 2018, of $0.6675 per unit, totaling $17.2 million (including a $2.1 million IDR distribution). Such distributions are to be paid on August 10, 2018, to unitholders of record on August 6, 2018.

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

Overview
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner. We engage in the purchase, storage, distribution and sale of refined products and natural gas, and provide storage and handling services for a broad range of materials. Our limited partnership units representing limited partner interests are listed on the New York Stock Exchange ("NYSE") under the ticker symbol “SRLP". As used in this Quarterly Report, unless otherwise indicated, "Sprague",“we,” “us,” “our” mean Sprague Resources LP and, where the context requires, includes our subsidiaries.
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
Our materials handling segment is generally conducted under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. We offload, store and/or prepare for delivery a variety of customer-owned products, including asphalt, crude oil, clay slurry, salt, gypsum, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. Historically, a majority of our materials handling activity has generated qualified income.
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

As of June 30, 2018, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

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
Adjusted gross margin is used as a supplemental financial measure by management to describe our operations and economic performance to investors, trade suppliers, research analysts and commercial banks to assess:

•	The economic results of our operations;

•	The market value of our inventory and natural gas transportation contracts for financial reporting to our lenders, as well as for borrowing base purposes; and

•	Repeatable operating performance that is not distorted by non-recurring items or market volatility.
Adjusted gross margin is not prepared in accordance with GAAP and should not be considered as an alternative to net income (loss) or operating income (loss) or any other measure of financial performance presented in accordance with GAAP.

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
Heating Degree Days
A “degree day” is an industry measurement of temperature designed to evaluate energy demand and consumption. Degree days are based on how much the average temperature departs from a human comfort level of 65°F. Each degree of temperature above 65°F is counted as one cooling degree day, and each degree of temperature below 65°F is counted as one heating degree day. Degree days are accumulated over the course of a year and can be compared to a monthly or a long-term average to see if a month or a year was warmer or cooler than usual. For purposes of evaluating our results of operations, we use heating degree day amounts as reported by the NOAA Regional Climate Center. Prior to April 1, 2018, we reported degree day information utilizing the New England oil home heating region and for comparison purposes we used historical degree day information for the New England oil home heating region over the period of 1981-2011. Commencing April 1, 2018, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same geographic locations over the previous ten-year period. We made these changes to incorporate more recent average information and to better reflect the geographic locations of our customer base. All degree day information has been revised to conform to this presentation.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Net sales	$741,656	$513,626	$228,030	44%
Cost of products sold (exclusive of depreciation and amortization)	696,673	469,058	227,615	49%
Operating expenses	22,281	16,901	5,380	32%
Selling, general and administrative	18,562	19,624	(1,062)	(5)%
Depreciation and amortization	8,378	6,950	1,428	21%
Total operating costs and expenses	745,894	512,533	233,361	46%
Operating (loss) income	(4,238)	1,093	(5,331)	(488)%
Other income	—	119	(119)	(100)%
Interest income	169	88	81	92%
Interest expense	(9,412)	(8,279)	(1,133)	14%
Loss before income taxes	(13,481)	(6,979)	(6,502)	93%
Income tax benefit (provision)	286	(813)	1,099	(135)%
Net loss	$(13,195)	$(7,792)	$(5,403)	69%

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Net sales	$2,072,804	$1,431,433	$641,371	45%
Cost of products sold (exclusive of depreciation and amortization)	1,880,655	1,264,204	616,451	49%
Operating expenses	45,490	33,733	11,757	35%
Selling, general and administrative	46,426	45,913	513	1%
Depreciation and amortization	16,803	12,882	3,921	30%
Total operating costs and expenses	1,989,374	1,356,732	632,642	47%
Operating income	83,430	74,701	8,729	12%
Other income	—	183	(183)	*
Interest income	281	172	109	63%
Interest expense	(19,296)	(15,434)	(3,862)	25%
Income before income taxes	64,415	59,622	4,793	8%
Income tax provision	(2,689)	(2,915)	226	(8)%
Net income	$61,726	$56,707	$5,019	9%

* not meaningful

Analysis of Consolidated Operating Results
Net loss was $13.2 million and $7.8 million for the three months ended June 30, 2018 and 2017, respectively and operating (loss) income was $(4.2) million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. Operating results for the three months ended June 30, 2018 and 2017 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(4.7) million and $3.9 million, respectively. Excluding these unrealized items, operating income for the three months ended June 30, 2018 increased $3.2 million, or 116%, as compared to the three months ended June 30, 2017.
Net income was $61.7 million and $56.7 million for the six months ended June 30, 2018 and 2017, respectively and operating income was $83.4 million and $74.7 million for the six months ended June 30, 2018 and 2017, respectively. Operating results for the six months ended June 30, 2018 and 2017 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $32.9 million and $36.2 million, respectively. Excluding these unrealized items, operating income for the six months ended June 30, 2018 increased $11.9 million, or 31%, as compared to the six months ended June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(4,238)	$1,093	$83,430	$74,701
Operating costs and expenses not allocated to operating segments:
Operating expenses	22,281	16,901	45,490	33,733
Selling, general and administrative	18,562	19,624	46,426	45,913
Depreciation and amortization	8,378	6,950	16,803	12,882
Add: unrealized loss (gain) on inventory derivatives (1)	971	(4,539)	(22,590)	(29,047)
Add: unrealized loss (gain) on prepaid forward contract derivatives (2)	—	(267)	—	(240)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	3,716	949	(10,352)	(6,865)
Total adjusted gross margin (4):	$49,670	$40,711	$159,207	$131,077
Adjusted Gross Margin by Segment:
Refined products (5)	$28,671	$23,815	$85,006	$63,293
Natural gas	5,055	2,568	43,003	41,158
Materials handling	14,269	12,798	27,417	22,723
Other operations	1,675	1,530	3,781	3,903
Total adjusted gross margin	$49,670	$40,711	$159,207	$131,077
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(13,195)	$(7,792)	$61,726	$56,707
Add/(deduct):
Interest expense, net	9,243	8,191	19,015	15,262
Tax provision	(286)	813	2,689	2,915
Depreciation and amortization	8,378	6,950	16,803	12,882
EBITDA (4):	$4,140	$8,162	$100,233	$87,766
Add: unrealized loss (gain) on inventory derivatives (1)	971	(4,539)	(22,590)	(29,047)
Add: unrealized (gain) loss on prepaid forward contract derivatives (2)	—	(267)	—	(240)
Add: unrealized loss (gain) on natural gas transportation contracts (3)	3,716	949	(10,352)	(6,865)
Biofuel tax credit (5)	—	—	(4,022)	—
Acquisition related expenses (6)	252	636	695	985
Other adjustments (7)	197	—	391	—
Adjusted EBITDA	$9,276	$4,941	$64,355	$52,599
Other Data:
Ten Year Average Heating Degree Days (8)	575	583	3,232	3,268
Heating Degree Days (8)	666	608	3,242	3,073
Variance from average heating degree days	16%	4%	—%	(6)%
Variance from prior period heating degree days	10%	(7)%	5%	(6)%

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

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017. During the six months ended June 30, 2018, we recorded excise tax credits of $4.0 million that relate to blending activities that occurred during the year ended December 31, 2017, resulting in an increase in adjusted gross margin during the period.

(6)
Beginning in the fourth quarter of 2017, we have excluded the impact of acquisition related expenses from our calculation of adjusted EBITDA. We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses. Adjusted EBITDA for prior periods have been revised to conform to this presentation.

(7)	Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.

(8)
We use heating degree day amounts as reported by the NOAA Regional Climate Center. Prior to April 1, 2018, we reported degree day information utilizing the New England oil home heating region and for comparison purposes we used historical degree day information for the New England oil home heating region over the period of 1981-2011. Commencing April 1, 2018, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same locations over the previous ten-year period. We made these changes to incorporate more recent average information and to better reflect the geographic locations of our customer base. All degree day amounts in this document have been revised to conform to this presentation.

Analysis of Operating Segments
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	304,248	270,312	33,936	13%
Natural gas (MMBtus)	12,325	13,510	(1,185)	(9)%
Materials handling (short tons)	577	695	(118)	(17)%
Materials handling (gallons)	127,638	152,418	(24,780)	(16)%
Net Sales:
Refined products	$664,025	$430,984	$233,041	54%
Natural gas	58,428	65,708	(7,280)	(11)%
Materials handling	14,218	12,798	1,420	11%
Other operations	4,985	4,136	849	21%
Total net sales	$741,656	$513,626	$228,030	44%
Adjusted Gross Margin:
Refined products	$28,671	$23,815	$4,856	20%
Natural gas	5,055	2,568	2,487	97%
Materials handling	14,269	12,798	1,471	11%
Other operations	1,675	1,530	145	9%
Total adjusted gross margin	$49,670	$40,711	$8,959	22%
Adjusted Unit Gross Margin:
Refined products	$0.094	$0.088	$0.006	7%
Natural gas	$0.410	$0.190	$0.220	116%

Refined Products
Refined products net sales increased $233.0 million, or 54%, compared to the same period last year, due to a combination of higher prices and volumes. The 37% increase in sales prices reflects the higher refined products price environment compared to the same period last year. The 13% increase in volume was driven primarily by higher distillate sales due to a combination of the incremental volumes from the Coen Energy acquisition completed in October 2017 and gains at our other locations. Gasoline and heavy oil volumes were also modestly higher, although these increases were largely offset by a reduction in asphalt due to Kildair’s shift from marketing of asphalt to materials handling in March 2018.
Refined products adjusted gross margin increased $4.9 million, or 20%, compared to the same period last year. The increase in adjusted gross margin was primarily a result of the contribution from the Coen Energy acquisition, which was partially offset by a reduction at Kildair due to a combination of lower heavy fuel oil barge sale opportunities and the shift of asphalt margin from refined products to materials handling. Refined Products adjusted gross margin excluding Coen Energy and Kildair increased modestly, driven by higher volumes during the colder weather in the early part of the second quarter compared to last year, with heating degree days 10% higher compared to the same period last year.
Natural Gas
Natural gas net sales declined $7.3 million, or 11%, compared to the same period last year as a result of a 9% decrease in volumes. The key factors leading to the lower volumes was the loss of some higher volume accounts as well as higher competitive intensity in some markets.
Natural gas adjusted gross margin increased $2.5 million, or 97%, compared to the same period last year, as a result of substantially higher adjusted unit gross margins. The increase in adjusted unit gross margins was primarily driven by a stronger valuation of forward positions due to more favorable natural gas and credit market conditions.

Materials Handling
Materials handling net sales and adjusted gross margin both increased approximately $1.4 million, or 11%, compared to the same period last year. Incremental asphalt revenue at Kildair was the primary factor due to the new asphalt materials handling agreement that began in March 2018. This agreement has transitioned the bulk of the asphalt margin previously recognized by Kildair as refined products into the materials handling segment. Other materials handling activities were comparable to last year, as gains from further break bulk business, in particular heavy lift revenue, were offset by reduced liquid bulk revenue due substantially to timing of asphalt activity.
Other Operations
Net sales from other operations increased $0.8 million, or 21%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin increased $0.1 million.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	880,488	743,022	137,466	19%
Natural gas (MMBtus)	32,582	33,714	(1,132)	(3)%
Materials handling (short tons)	1,370	1,276	94	7%
Materials handling (gallons)	197,610	227,682	(30,072)	(13)%
Net Sales:
Refined products	$1,844,885	$1,212,574	$632,311	52%
Natural gas	188,355	185,374	2,981	2%
Materials handling	27,366	22,723	4,643	20%
Other operations	12,198	10,762	1,436	13%
Total net sales	$2,072,804	$1,431,433	$641,371	45%
Adjusted Gross Margin:
Refined products	$85,006	$63,293	$21,713	34%
Natural gas	43,003	41,158	1,845	4%
Materials handling	27,417	22,723	4,694	21%
Other operations	3,781	3,903	(122)	(3)%
Total adjusted gross margin	$159,207	$131,077	$28,130	21%
Adjusted Unit Gross Margin:
Refined products	$0.097	$0.085	$0.012	14%
Natural gas	$1.320	$1.221	$0.099	8%

Refined Products
Refined products net sales increased $632.3 million, or 52%, compared to the same period last year, due to a combination of higher prices and volumes. The 28% higher sales prices reflect the substantial increase in the refined products price environment compared to the same period last year. The 19% increase in volume was driven principally by distillates, including the contribution from the Coen Energy acquisition completed in October 2017 and the April 2017 Carbo acquisition. Distillate volumes were also higher for discretionary sales, in particular early in the year when a period of severe weather conditions led to competitor supply outages. In addition, heavy oil sales were higher than last year at both Sprague Resources and Kildair, with the colder weather a contributing factor. Reflecting the colder weather, the cumulative heating degree days were 5% higher compared to the same period last year.

Refined products adjusted gross margin increased $21.7 million, or 34%, compared to the same period last year. This gain was due to a combination of a 19% increase in volume as well as a 14% increase in adjusted unit gross margin. Key factors contributing to the higher adjusted unit gross margins included the aforementioned competitor supply outages as well as the retroactive reinstatement of the excise tax credit program on February 9, 2018. This program applies to certain of our biofuel blending activities and the reinstatement led to us recording an excise tax credit of $4.0 million during the six months ended June, 2018 related to 2017 blending activities. These margin gains more than offset the less attractive market conditions to store inventory.
Natural Gas
Natural gas net sales increased $3.0 million, or 2%, compared to the same period last year as a result of the higher natural gas price environment. Sales volumes were 3% lower than the same period last year largely due to the loss of some higher volume accounts as well as higher competitive intensity in some markets. This decline in volume was partially offset by the inclusion of six months of volume associated with customers acquired via the Global acquisition as compared to a five month period last year.
Natural gas adjusted gross margin increased by $1.8 million, or 4%, compared to the same period last year, due to the 14% higher adjusted unit gross margins. The increase in adjusted unit gross margin was primarily a result of improved performance achieved during the severe weather conditions in the early part of 2018 as well as the loss of some higher volume lower unit margin accounts.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $4.6 million, or approximately 21%, compared to the same period last year. Incremental revenue at Kildair was the primary factor due to the new asphalt materials handling agreement that began in March 2018. Materials handling margin also benefited from new contracts at two other Sprague terminals, increased heavy lift activity, and timing differences of dry bulk materials.
Other Operations
Net sales from other operations increased by $1.4 million, or 13%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin was $0.1 million lower.
Operating Costs and Expenses
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

	Three Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses	$22,281	$16,901	$5,380	32%
Selling, general and administrative	$18,562	$19,624	$(1,062)	(5)%
Depreciation and amortization	$8,378	$6,950	$1,428	21%
Interest expense, net	$9,243	$8,191	$1,052	13%

Operating Expenses. Operating expenses increased $5.4 million, or 32%, compared to the same period last year, reflecting $4.5 million of operating expenses related to the Coen Energy acquisition and $0.9 million of higher employee related and other operating expenses predominately attributable to activity at our terminals.
Selling, General and Administrative Expenses. SG&A expenses decreased $1.1 million, or 5%, compared to the same period last year. This decline was driven by a decrease in unit-based compensation of $1.7 million due to a decrease in the estimated number of units that are expected to vest over the vesting period and lower acquisition related expenses of $0.4 million partially offset by an increase of $1.1 million connected to our Coen Energy acquisition.
Depreciation and Amortization. Depreciation and amortization increased $1.4 million, or 21%, compared to the same period last year, primarily as a result of the Coen acquisition.

Interest Expense, net. Interest expense, net increased $1.1 million, or 13%, compared to the same period last year primarily relating to increased working capital requirements due to higher commodity prices and higher inventory and accounts receivables, and rising interest rates resulting from increases in financial rates and a step-up into a higher pricing tier within the acquisition facility of our Credit Agreement.
Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses	$45,490	$33,733	$11,757	35%
Selling, general and administrative	$46,426	$45,913	$513	1%
Depreciation and amortization	$16,803	$12,882	$3,921	30%
Interest expense, net	$19,015	$15,262	$3,753	25%
Operating Expenses. Operating expenses increased $11.8 million, or 35%, compared to the same period last year, reflecting $9.4 million of operating expenses related to the 2017 acquisitions and $2.1 million of increased employee related, boiler fuel, insurance, legal and utility expenses predominantly attributable to activity at our terminals.
Selling, General and Administrative Expenses. SG&A expenses increased $0.5 million or 1%, compared to the same period last year. This increase was driven by expenses of $2.1 million connected to our Coen Energy acquisition offset by $1.7 million of decreased unit-based compensation due to a decrease in the estimated number of units that are expected to vest over the vesting period and lower acquisition related costs.
Depreciation and Amortization. Depreciation and amortization increased $3.9 million, or 30%, compared to the same period last year, primarily as a result of acquisitions during 2017.
Interest Expense, net. Interest expense, net increased $3.8 million, or 25%, compared to the same period last year primarily relating to increased working capital requirements due to higher commodity prices and higher inventory and accounts receivables, and rising interest rates resulting from increases in financial rates and a step-up into a higher pricing tier within the acquisition facility of our Credit Agreement.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2018, we had working capital of $189.0 million.
As of June 30, 2018, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $132.5 million and the undrawn borrowing capacity under the acquisition facility was $170.9 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2018, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $178.6 million to a high of $395.6 million.
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
As of June 30, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2018.

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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2018	$4,032	$5,266	$9,298
2017	$15,334	$3,784	$19,118

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$205,332	$223,360
Net cash used in investing activities	$(9,255)	$(90,437)
Net cash used in financing activities	$(194,261)	$(132,015)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2018 was $205.3 million and was primarily driven by cash inflows as a result of a decrease of $156.5 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $131.4 million in accounts receivable due to a seasonal reduction in sales volume, and $61.7 million in net income. These inflows were offset by cash outflows as a result of a reduction of $130.3 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $59.5 million representing the net impact in our derivative instruments as a result of changes in commodity prices during the period and seasonal reduction.

Net cash provided by operating activities for the six months ended June 30, 2017 was $223.4 million and was primarily driven by cash inflows as a result of a decrease of $163.9 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $102.7 million in accounts receivable due to a seasonal reduction in sales volume, and $56.7 million in net income. These inflows were offset by cash outflows as a result of a reduction of $91.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and an increase of $41.2 million in our derivative instruments as a result of changes in commodity prices during the period.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 was $9.3 million of which $4.0 million related to expansion capital expenditures and $5.3 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the six months ended June 30, 2017 was $90.4 million of which $72.2 million related to the purchase of four acquisitions. There were additional investing activities of $15.3 million related to expansion capital expenditures and $3.8 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2018 was $194.3 million, and primarily resulted from $155.5 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels and the reduction of seasonal inventory levels and distributions of $34.2 million.
Net cash used in financing activities for the six months ended June 30, 2017 was $132.0 million, and primarily resulted from $97.9 million of net payments under our Credit Agreement due to reduced financing requirements from lower commodity prices and accounts receivable levels and distributions of $27.9 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2018 and 2017.
Critical Accounting Policies and Estimates
Part I, Item, 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these Condensed Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates under different assumptions or conditions.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our Condensed Consolidated Financial Statements are detailed in Note 1 “Description of Business and Summary of Significant Accounting Policies” included in our 2017 Annual Report and as updated in Note 2 to this Quarterly Report as it relates to revenue recognition. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2018	2017	2018	2017
Refined products contracts	$(1,227)	$11,351	$8,976	$44,918
Natural gas contracts	(3,832)	(406)	(2,960)	14,758
Total	$(5,059)	$10,945	$6,016	$59,676
Substantially all of our commodity derivative contracts outstanding as of June 30, 2018 will settle prior to December 31, 2019.

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
Our interest rate swap agreements outstanding as of June 30, 2018 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended June 30, 2018 we hedged approximately 45% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2018, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.7 million and decreased approximately $3.7 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of June 30, 2018:

	As of June 30, 2018
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$18,426	$—	$18,426	$—
Commodity swaps and options	36,616	36,612	4	—
Commodity derivatives	55,042	36,612	18,430	—
Interest rate swaps	5,311	—	5,311	—
Total derivative assets	$60,353	$36,612	$23,741	$—
Derivative liabilities:
Commodity exchange contracts	$7	$7	$—	$—
Commodity fixed forwards	22,692	—	22,692	—
Commodity swaps and options	25,658	25,641	17	—
Commodity derivatives	48,357	25,648	22,709	—
Interest rate swaps	250	—	250	—
Other	52	—	52	—
Total derivative liabilities	$48,659	$25,648	$23,011	$—

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

Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to the Partnership's management, including its President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer of our General Partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of June 30, 2018, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and the Senior Vice President, Chief Operating Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 8, 2018		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)