Form 10-Q
period 2018-09-30
Sprague Resources LP
filed 2018-11-07
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Registrant’s telephone number, including area code: (800) 225-1560
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,733,977 common units outstanding as of November 1, 2018.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and September 30, 2017	2
	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and September 30, 2017	3
	Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit) for the nine months ended September 30, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
Signatures		47

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,621	$6,815
Accounts receivable, net	190,770	316,613
Inventories	211,946	335,859
Fair value of derivative assets	50,466	107,254
Other current assets	19,754	39,946
Total current assets	491,557	806,487
Fair value of derivative assets, long-term	12,321	7,493
Property, plant and equipment, net	350,145	350,059
Intangibles, net	62,754	71,891
Other assets, net	9,496	12,018
Goodwill	115,037	115,037
Total assets	$1,041,310	$1,362,985
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$94,431	$205,105
Accrued liabilities	46,310	49,038
Fair value of derivative liabilities	71,712	156,763
Due to General Partner	5,441	11,228
Current portion of working capital facilities	40,545	275,613
Current portion of other obligations	6,914	6,476
Total current liabilities	265,353	704,223
Commitments and contingencies
Working capital facilities - less current portion	195,855	66,237
Acquisition facility	379,100	383,500
Fair value of derivative liabilities, long-term	8,373	8,265
Other obligations - less current portion	48,567	49,625
Due to General Partner	2,016	1,678
Deferred income taxes	17,678	17,623
Total liabilities	916,942	1,231,151
Unitholders’ equity:
Common unitholders - public (10,620,936 units and 10,446,539 units issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)	188,038	193,977
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(58,032)	(53,273)
Accumulated other comprehensive loss, net of tax	(5,638)	(8,870)
Total unitholders’ equity	124,368	131,834
Total liabilities and unitholders’ equity	$1,041,310	$1,362,985

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$618,455	$491,393	$2,691,259	$1,922,826
Cost of products sold (exclusive of depreciation and amortization)	581,624	456,656	2,462,279	1,720,860
Operating expenses	21,047	16,891	66,537	50,624
Selling, general and administrative	16,923	17,559	63,349	63,472
Depreciation and amortization	8,343	6,655	25,146	19,537
Total operating costs and expenses	627,937	497,761	2,617,311	1,854,493
Operating (loss) income	(9,482)	(6,368)	73,948	68,333
Other income	293	—	293	183
Interest income	123	75	404	247
Interest expense	(9,073)	(7,170)	(28,369)	(22,604)
(Loss) income before income taxes	(18,139)	(13,463)	46,276	46,159
Income tax provision	(295)	(853)	(2,984)	(3,768)
Net (loss) income	(18,434)	(14,316)	43,292	42,391
Incentive distributions declared	(2,055)	(1,024)	(5,824)	(2,620)
Limited partners’ interest in net (loss) income	$(20,489)	$(15,340)	$37,468	$39,771

Net (loss) income per limited partner unit:
Common - basic	$(0.90)	$(0.68)	$1.65	$1.80
Common - diluted	$(0.90)	$(0.68)	$1.65	$1.78
Units used to compute net (loss) income per limited partner unit:
Common - basic	22,727,284	22,543,527	22,726,645	22,093,578
Common - diluted	22,727,284	22,543,527	22,766,725	22,368,432
Distribution declared per unit	$0.6675	$0.6225	$1.9875	$1.8225

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(18,434)	$(14,316)	$43,292	$42,391
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps
Net gain arising in the period	1,503	410	4,734	699
Reclassification adjustment related to gain realized in income	(619)	(129)	(1,398)	(13)
Net change in unrealized gain on interest rate swaps	884	281	3,336	686
Tax effect	(7)	(3)	(25)	(10)
	877	278	3,311	676
Foreign currency translation adjustment	48	139	(79)	249
Other comprehensive income	925	417	3,232	925
Comprehensive (loss) income	$(17,509)	$(13,899)	$46,524	$43,316

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	11,955	14,324	—	3,218	—	29,497
Other comprehensive income	—	—	—	—	1,913	1,913
Unit-based compensation	1,034	1,240	—	—	—	2,274
Distributions paid	(25,198)	(23,239)	(5,817)	(3,218)	—	(57,472)
Common units issued related to Carbo acquisition	31,401	—	—	—	—	31,401
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance at December 31, 2017	$193,977	$(53,273)	$—	$—	$(8,870)	$131,834
Net income	17,828	20,323	—	5,141	—	43,292
Other comprehensive income	—	—	—	—	3,232	3,232
Unit-based compensation	(43)	(48)	—	—	—	(91)
Distributions paid	(22,552)	(23,698)	—	(5,141)	—	(51,391)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	—	(2,508)
Balance at September 30, 2018	$188,038	$(58,032)	$—	$—	$(5,638)	$124,368

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$43,292	$42,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	27,802	23,881
Gain on sale of assets and insurance recoveries	(266)	(101)
Changes in fair value of contingent consideration	521	—
Provision for doubtful accounts	942	(251)
Non-cash unit-based compensation	(91)	1,688
Other	75	—
Deferred income taxes	(49)	953
Changes in assets and liabilities:
Accounts receivable	124,901	77,660
Inventories	123,913	73,944
Other assets	20,185	14,040
Fair value of commodity derivative instruments	(29,649)	(19,813)
Due to General Partner and affiliates	(5,449)	(6,977)
Accounts payable, accrued liabilities and other	(114,825)	(80,524)
Net cash provided by operating activities	191,302	126,891
Cash flows from investing activities
Purchases of property, plant and equipment	(13,333)	(39,774)
Business acquisitions	—	(72,184)
Proceeds from property insurance settlement and sale of assets	377	911
Net cash used in investing activities	(12,956)	(111,047)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(109,454)	35,003
Payments on capital leases, term debt, and other obligations	(3,019)	(1,977)
Debt issue costs	(182)	(4,483)
Distributions to unitholders	(51,391)	(42,409)
Foreign exchange on capital lease obligations	(17)	—
Repurchased units withheld for employee tax obligations	(2,508)	(1,587)
Net cash used in financing activities	(166,571)	(15,453)
Effect of exchange rate changes on cash balances held in foreign currencies	31	121
Net change in cash and cash equivalents	11,806	512
Cash and cash equivalents, beginning of period	6,815	2,682
Cash and cash equivalents, end of period	$18,621	$3,194
Supplemental disclosure of cash flow information
Cash paid for interest	$25,443	$18,293
Cash paid for taxes	$3,497	$1,601
Non-cash consideration related to acquisition:
Common units issued - Carbo	$—	$31,401
Deferred consideration obligation - Carbo	$—	$27,284

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

•	The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products.

•	The other operations segment primarily includes the purchase and distribution of coal and certain commercial trucking activities.
See Note 2 "Revenue" for a description of our revenue activities within these business segments.
Prior to February 16, 2017, Sprague Holdings owned, directly or indirectly, all of the Partnership’s subordinated units. The principal difference between the Partnership’s common units and subordinated units is that during the subordination period, the common units had the right to receive a minimum quarterly distribution of $0.4125 per common unit, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of cash from distributable cash flow could be made on the subordinated units. On February 16, 2017, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 10,071,970 subordinated units outstanding converted to common units on a one-for-one basis.
As of September 30, 2018, the Parent, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 "Earnings Per Unit" and Note13 "Partnership Distributions".
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2018 and December 31, 2017, the consolidated results of operations for the three and nine months ended September 30, 2018 and 2017, and the consolidated cash flows for the nine months ended September 30, 2018 and 2017. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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

The Partnership has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of products sold (exclusive of depreciation and amortization). The Partnership has elected to exclude from net sales any value add, sales and other taxes which it collects concurrently with revenue-producing activities. These accounting policy elections are consistent with the way the Partnership historically recorded shipping and handling fees and taxes.

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

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.8 million and $7.7 million as of September 30, 2018 and December 31, 2017, respectively. A substantial portion of the contract liabilities as of December 31, 2017 remains outstanding as of September 30, 2018 as they are primarily deposits. The Partnership does not have any material contract assets as of September 30, 2018 or December 31, 2017.

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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Refined products
Distillates	$403,186	$279,381	$1,890,740	$1,217,866
Gasoline	88,536	71,971	252,852	208,669
Heavy fuel oil and asphalt	59,767	74,140	252,782	211,531
Total refined products	$551,489	$425,492	$2,396,374	$1,638,066
Natural gas	46,908	49,694	235,263	235,068
Materials handling	14,711	11,395	42,077	34,118
Other operations	5,347	4,812	17,545	15,574
Net sales	$618,455	$491,393	$2,691,259	$1,922,826

Net sales by Country:
United States	$549,477	$408,897	$2,485,922	$1,735,778
Canada	$68,978	$82,496	$205,337	187,048
Net sales	$618,455	$491,393	$2,691,259	$1,922,826

3. Business Combinations
The Partnership completed five business acquisitions during the year ended December 31, 2017 as described below. Allocations of the purchase price to the assets acquired and liabilities assumed have been made to record, where applicable, inventory, derivative assets and liabilities, natural gas transportation assets and liabilities, property, plant and equipment, identifiable intangible assets such as customer relationships and non-compete agreements as well as goodwill. If the results of these businesses had been included in the consolidated results of the Partnership for the entire three and nine months ended September 30, 2017, unaudited consolidated pro forma net sales would have been $514.0 million and $2,025.0 million, respectively, while the unaudited pro forma net (loss) income for the three months and nine months ended September 30, 2017 would not have been materially different.
The Partnership recognized less than $0.1 million and $0.7 million of acquisition related costs during the three months ended September 30, 2018 and 2017, and $0.7 million and $1.7 million for the nine months ended September 30, 2018 and 2017, respectively, which are included in selling, general and administrative expense.
Year Ended December 31, 2017
Coen Energy
On October 1, 2017, the Partnership purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Coen Energy, located in Washington, PA, provides energy products to commercial and residential customers located in Pennsylvania, Ohio and West Virginia. The Coen Energy business also provides energy fuel services to customers that are engaged in Marcellus and Utica shale drilling operations. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees as of December 31, 2017. Initial consideration paid was $35.3 million in cash, not including the purchase of inventory and other adjustments, which was financed with borrowings under the Credit Agreement. Contingent consideration of up to $12.0 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020. The operations of Coen Energy have been included in the Partnership's refined products segment since the acquisition date.
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
4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2018	December 31, 2017
Fair value of interest rate swaps, net of tax	$5,899	$2,588
Cumulative foreign currency translation adjustment	(11,537)	(11,458)
Accumulated other comprehensive loss, net of tax	$(5,638)	$(8,870)

5. Inventories

	September 30, 2018	December 31, 2017
Petroleum and related products	$207,975	$329,712
Coal	821	3,712
Natural gas	3,150	2,435
Inventories	$211,946	$335,859

6. Credit Agreement

	September 30, 2018	December 31, 2017
Working capital facilities	$236,400	$341,850
Acquisition facility	379,100	383,500
Total credit agreement	615,500	725,350
Less: current portion of working capital facilities	(40,545)	(275,613)
Long-term portion	$574,955	$449,737
Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement that matures on April 27, 2021 (the "Credit Agreement"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of September 30, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $550.0 million, subject to acquisition facility borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses, and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility by $250.0 million and the multicurrency revolving working capital facility by $220.0 million subject to a maximum combined increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2018 and December 31, 2017, had a borrowing base of $402.4 million and $623.2 million, respectively. As of September 30, 2018 and December 31, 2017, outstanding letters of credit were $41.3 million and $72.3 million, respectively. As of September 30, 2018, excess availability under the working capital facilities was $124.7 million and excess availability under the acquisition facilities was $170.9 million.
The weighted average interest rate was 5.0% and 4.2% at September 30, 2018 and December 31, 2017, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at September 30, 2018 and December 31, 2017 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.

The Credit Agreement contains certain restrictions and covenants among which include a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of September 30, 2018, the Partnership was in compliance with these covenants.
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $24.5 million and $19.7 million for the three months ended September 30, 2018 and 2017, and $87.4 million and $67.9 million for the nine months ended September 30, 2018 and 2017, respectively. Through the General Partner, the Partnership also participates in the Parent’s pension and other post-retirement benefits. At September 30, 2018 and December 31, 2017, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.5 million and $12.9 million, respectively.
8. Segment Reporting
The Partnership has four reporting segments that comprise the structure used by the chief operating decision makers (CEO and CFO/COO) to make key operating decisions and assess performance. When establishing a reporting segment, the Partnership aggregates individual operating units that are in the same line of business and have similar economic characteristics. These reporting segments are refined products, natural gas, materials handling and other activities.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2018 and 2017, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $69.0 million and $82.5 million for the three months ended September 30, 2018 and 2017, and $205.3 million and $187.0 million for the nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Refined products	$551,489	$425,492	$2,396,374	$1,638,066
Natural gas	46,908	49,694	235,263	235,068
Materials handling	14,711	11,395	42,077	34,118
Other operations	5,347	4,812	17,545	15,574
Net sales	$618,455	$491,393	$2,691,259	$1,922,826
Adjusted gross margin (1):
Refined products	$26,646	$32,014	$111,652	$95,307
Natural gas	3,007	3,197	46,010	44,355
Materials handling	14,683	11,395	42,100	34,118
Other operations	1,715	1,897	5,496	5,800
Adjusted gross margin	46,051	48,503	205,258	179,580
Reconciliation to operating (loss) income (2):
Add/(deduct):
Unrealized (gain) loss on inventory (3)	(3,281)	(13,673)	19,309	15,374
Unrealized loss on prepaid forward contracts (4)	—	667	—	907
Unrealized (gain) loss on natural gas transportation contracts (5)	(5,939)	(760)	4,413	6,105
Operating costs and expenses not allocated to operating segments:
Operating expenses	(21,047)	(16,891)	(66,537)	(50,624)
Selling, general and administrative	(16,923)	(17,559)	(63,349)	(63,472)
Depreciation and amortization	(8,343)	(6,655)	(25,146)	(19,537)
Operating (loss) income	(9,482)	(6,368)	73,948	68,333
Other income	293	—	293	183
Interest income	123	75	404	247
Interest expense	(9,073)	(7,170)	(28,369)	(22,604)
Income tax provision	(295)	(853)	(2,984)	(3,768)
Net (loss) income	$(18,434)	$(14,316)	$43,292	$42,391

(1)
The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income. Adjusted gross margin has no impact on reported volumes or net sales.

(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.

(3)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to unrealized (gain) loss on inventory which is not included in net income (loss), represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.

(4)
The unrealized loss on prepaid forward contracts represents the Partnership’s estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income. The fair value of the derivatives the Partnership uses to economically hedge its prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging gains (losses) that are included in net income.

(5)
The unrealized (gain) loss on natural gas transportation contracts represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (losses) gains in net income as of each period end.

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.
As of September 30, 2018, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of September 30, 2018 and December 31, 2017, the carrying amounts of cash, cash equivalents and accounts receivable approximated fair value because of the short maturity of these instruments. As of September 30, 2018 and December 31, 2017, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of September 30, 2018 and December 31, 2017, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of September 30, 2018, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$14,209	$—	$14,209	$—
Futures, swaps and options	42,571	42,566	5	—
Commodity derivatives	56,780	42,566	14,214	—
Interest rate swaps	5,993	—	5,993	—
Other	14	—	14	—
Total derivative assets	$62,787	$42,566	$20,221	$—
Derivative liabilities:
Commodity fixed forwards	$42,175	$—	$42,175	$—
Futures, swaps and options	37,862	37,858	4	—
Commodity derivatives	80,037	37,858	42,179	—
Interest rate swaps	48	—	48	—
Total derivative liabilities	$80,085	$37,858	$42,227	$—

Contingent consideration	$10,246	$—	$—	$10,246

	As of December 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$11,502	$—	$11,502	$—
Futures, swaps and options	100,630	100,613	17	—
Commodity derivatives	112,132	100,613	11,519	—
Interest rate swaps	2,615	—	2,615	—
Total derivative assets	$114,747	$100,613	$14,134	$—
Derivative liabilities:
Commodity fixed forwards	$61,195	$—	$61,195	$—
Futures, swaps and options	103,827	103,654	173	—
Commodity derivatives	165,022	103,654	61,368	—
Interest rate swaps	6	—	6	—
Total derivative liabilities	$165,028	$103,654	$61,374	$—

Contingent consideration	$9,725	$—	$—	$9,725
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2018 will settle prior to March 31, 2020.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of September 30, 2018 and December 31, 2017.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $25.4 million at September 30, 2018. Information related to these offsetting arrangements is set forth below:

	As of September 30, 2018
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$56,780	$(37,423)	$—	$19,357
Interest rate swap derivative assets	5,993	—	—	5,993
Other	14	—	—	14
Fair value of derivative assets	$62,787	$(37,423)	$—	$25,364

Commodity derivative liabilities	$(80,037)	$37,423	$10,121	$(32,493)
Interest rate swap derivative liabilities	(48)	—	—	(48)
Fair value of derivative liabilities	$(80,085)	$37,423	$10,121	$(32,541)

	As of December 31, 2017
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$112,132	$(86,493)	$(4,303)	$21,336
Interest rate swap derivative assets	2,615	—	—	2,615
Fair value of derivative assets	$114,747	$(86,493)	$(4,303)	$23,951

Commodity derivative liabilities	$(165,022)	$86,493	$20,975	$(57,554)
Interest rate swap derivative liabilities	(6)	—	—	(6)
Fair value of derivative liabilities	$(165,028)	$86,493	$20,975	$(57,560)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Refined products contracts	$1,087	$(17,281)	$10,063	$27,637
Natural gas contracts	(6,244)	(908)	(9,204)	13,850
Total	$(5,157)	$(18,189)	$859	$41,487
There were no discretionary trading activities for the three and nine months ended September 30, 2018 and 2017. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of September 30, 2018		As of December 31, 2017
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	4,552	126,453	9,255	133,532
Short contracts	(6,837)	(71,121)	(13,487)	(72,074)
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
The Partnership's interest rate swap agreements outstanding as of September 30, 2018 were as follows:

Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
There was no material ineffectiveness determined for the cash flow hedges for the three and nine months ended September 30, 2018 and 2017.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2018, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.9 million.
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

The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the condensed consolidated statements of operations. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during fiscal 2018 are as follows:

Contingent consideration - December 31, 2017	$9,725
Change in estimated fair value	521
Contingent consideration - September 30, 2018	$10,246

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec on product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. After filing legal action, the Partnership has been assessed $3.5 million of tax, including interest and penalties, for the period of 2013 to 2017, and has provided requested information for previous years. During September 2018, the Partnership received an assessment of $7.3 million, excluding a 15% penalty and interest, from the Ministry of Sustainable Development, Environment, and the Fight Against Climate Change (known as MDDELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing the MDDELCC assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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

A summary of the Partnership’s unit awards subject to vesting during the nine months ended September 30, 2018 is set forth below:

	2018 Awards		2017 Awards		2016 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2017	—	$—	131,000	$26.96	163,900	$17.52
Granted	143,981	23.30	—	—	—	—
Forfeited	(5,460)	(23.30)	(3,208)	(26.95)	(1,202)	(17.52)
Vested	—	—	—	—	—	—
Nonvested at September 30, 2018	138,521	$23.30	127,792	$26.96	162,698	$17.52
During the nine-months ended September 30, 2018, the Partnership reduced its estimates of the number of units expected to vest over the vesting periods and as a result unit-based compensation for the three and nine months ended September 30, 2018 was $(0.3) million and $(0.1) million, respectively, as compared to $(0.2) million and $1.7 million, for the three and nine months ended September 30, 2017. Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom unit awards totaled $3.5 million as of September 30, 2018 which is expected to be recognized over a weighted average period of 14 months.
Equity - Changes in Partnership Units
Phantom units with a performance period ended as of December 31, 2017 vested at the 195.5% level and as a result 271,748 common units (vested market value of $7.0 million) were issued during January 2018, with 97,351 units being withheld to satisfy tax withholding requirements.
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with performance awards	89,315	—	—
Units issued in connection with employee bonus	8,840	—	—
Director vested awards	9,360	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Balance as of December 31, 2017	10,446,539	12,106,348	—
Units issued in connection with performance awards	174,397	—	—
Balance as of September 30, 2018	10,620,936	12,106,348	—
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average limited partner common units - basic	22,727,284	22,543,527	22,726,645	22,093,578
Dilutive effect of unvested phantom units	—	—	40,080	274,854
Weighted average limited partner common units - dilutive	22,727,284	22,543,527	22,766,725	22,368,432
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Three Months Ended	Payment Date	Per Unit	Common	IDR	DER	Total
December 31, 2017	February 12, 2018	$0.6375	$14,489	$1,373	$1,760	$17,622
March 31, 2018	May 18, 2018	$0.6525	$14,830	$1,714	$—	$16,544
June 30, 2018	August 10, 2018	$0.6675	$15,170	$2,055	$—	$17,225

In addition, on October 26, 2018, the Partnership declared a cash distribution for the three months ended September 30, 2018, of $0.6675 per unit, totaling $17.2 million (including a $2.1 million IDR distribution). Such distributions are to be paid on November 13, 2018, to unitholders of record on November 6, 2018.

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
Our Predecessor was founded in 1870 as the Charles H. Sprague Company in Boston, Massachusetts; and, in 1905, the company opened the Penobscot Coal and Wharf Company, a tidewater terminal located in Searsport, Maine. By World War II, the company was operating eleven terminals and a fleet of two dozen vessels transporting coal and other products throughout the world. As fuel needs diversified in the United States, the company expanded its product offerings and invested in terminals, tankers, and product handling activities. In 1959, the company expanded its oil marketing activities via entry into the distillate oil market. In 1970, the company was sold to Royal Dutch Shell’s Asiatic Petroleum subsidiary; and, in 1972, Royal Dutch Shell sold the company to Axel Johnson Inc. a member of the Axel Johnson Group of Stockholm, Sweden.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, as a result of our recent acquisition of Coen Energy, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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

As of September 30, 2018, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

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

Capital Terminal Acquisition

On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal business of Capital Properties Inc. (the “Capital Terminal”) for $22.0 million which we financed with borrowings under our credit facility. The terminal’s distillate storage capacity of 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.

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
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA increased by unrealized hedging losses and decreased by unrealized hedging gains (in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts), changes in fair value of contingent consideration, the net impact of biofuel excise tax credits in 2017 and 2013, and commencing in the fourth quarter of 2017, adjusted for the impact of acquisition related expenses.
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
Adjusted Gross Margin
We trade, purchase, store and sell energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, we adjust our segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss). Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and our commodity market value reporting to lenders.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Net sales	$618,455	$491,393	$127,062	26%
Cost of products sold (exclusive of depreciation and amortization)	581,624	456,656	124,968	27%
Operating expenses	21,047	16,891	4,156	25%
Selling, general and administrative	16,923	17,559	(636)	(4)%
Depreciation and amortization	8,343	6,655	1,688	25%
Total operating costs and expenses	627,937	497,761	130,176	26%
Operating (loss) income	(9,482)	(6,368)	(3,114)	49%
Other income	293	—	293	—%
Interest income	123	75	48	64%
Interest expense	(9,073)	(7,170)	(1,903)	27%
Loss before income taxes	(18,139)	(13,463)	(4,676)	35%
Income tax provision	(295)	(853)	558	(65)%
Net loss	$(18,434)	$(14,316)	$(4,118)	29%

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Net sales	$2,691,259	$1,922,826	$768,433	40%
Cost of products sold (exclusive of depreciation and amortization)	2,462,279	1,720,860	741,419	43%
Operating expenses	66,537	50,624	15,913	31%
Selling, general and administrative	63,349	63,472	(123)	—%
Depreciation and amortization	25,146	19,537	5,609	29%
Total operating costs and expenses	2,617,311	1,854,493	762,818	41%
Operating income	73,948	68,333	5,615	8%
Other income	293	183	110	60%
Interest income	404	247	157	64%
Interest expense	(28,369)	(22,604)	(5,765)	26%
Income before income taxes	46,276	46,159	117	—%
Income tax provision	(2,984)	(3,768)	784	(21)%
Net income	$43,292	$42,391	$901	2%

Analysis of Consolidated Operating Results
Net loss was $18.4 million and $14.3 million for the three months ended September 30, 2018 and 2017, respectively and operating loss was $9.5 million and $6.4 million for the three months ended September 30, 2018 and 2017, respectively. Operating results for the three months ended September 30, 2018 and 2017 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(9.2) million and $(13.8) million, respectively. Excluding these unrealized items, operating income for the three months ended September 30, 2018 decreased $7.7 million, or 104%, as compared to the three months ended September 30, 2017.
Net income was $43.3 million and $42.4 million for the nine months ended September 30, 2018 and 2017, respectively and operating income was $73.9 million and $68.3 million for the nine months ended September 30, 2018 and 2017, respectively. Operating results for the nine months ended September 30, 2018 and 2017 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $23.7 million and $22.4 million, respectively. Excluding these unrealized items, operating income for the nine months ended September 30, 2018 increased $4.3 million, or 9%, as compared to the nine months ended September 30, 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(9,482)	$(6,368)	$73,948	$68,333
Operating costs and expenses not allocated to operating segments:
Operating expenses	21,047	16,891	66,537	50,624
Selling, general and administrative	16,923	17,559	63,349	63,472
Depreciation and amortization	8,343	6,655	25,146	19,537
Add: unrealized gain (loss) on inventory (1)	3,281	13,673	(19,309)	(15,374)
Add: unrealized loss on prepaid forward contracts (2)	—	(667)	—	(907)
Add: unrealized gain (loss) on natural gas transportation contracts (3)	5,939	760	(4,413)	(6,105)
Total adjusted gross margin (4):	$46,051	$48,503	$205,258	$179,580
Adjusted Gross Margin by Segment:
Refined products (5)	$26,646	$32,014	$111,652	$95,307
Natural gas	3,007	3,197	46,010	44,355
Materials handling	14,683	11,395	42,100	34,118
Other operations	1,715	1,897	5,496	5,800
Total adjusted gross margin	$46,051	$48,503	$205,258	$179,580
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(18,434)	$(14,316)	$43,292	$42,391
Add/(deduct):
Interest expense, net	8,950	7,095	27,965	22,357
Tax provision	295	853	2,984	3,768
Depreciation and amortization	8,343	6,655	25,146	19,537
EBITDA (4):	$(846)	$287	$99,387	$88,053
Add/(deduct):
Unrealized gain (loss) on inventory (1)	3,281	13,673	(19,309)	(15,374)
Unrealized (loss) on prepaid forward contracts (2)	—	(667)	—	(907)
Unrealized gain (loss) on natural gas transportation contracts (3)	5,939	760	(4,413)	(6,105)
Biofuel tax credit (5)	—	—	(4,022)	—
Acquisition related expenses (6)	30	722	725	1,707
Other adjustments (7)	204	—	595	—
Adjusted EBITDA	$8,608	$14,775	$72,963	$67,374
Other Data:
Ten Year Average Heating Degree Days (8)	43	43	3,275	3,311
Heating Degree Days (8)	26	33	3,268	3,106
Variance from average heating degree days	(40)%	(23)%	—%	(6)%
Variance from prior period heating degree days	(21)%	(8)%	5%	1%

(1)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to unrealized gain (loss) on inventory which is not included in net income (loss), represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
The unrealized (loss) on prepaid forward contracts represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines, which creates unrealized hedging (gains) losses that are included in net income (loss)

(3)
The unrealized gain (loss) on natural gas transportation contracts represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net (loss) income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net (loss) income.

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017. During the nine months ended September 30, 2018, we recorded excise tax credits of $4.0 million that relate to blending activities that occurred during the year ended December 31, 2017, resulting in an increase in adjusted gross margin during the period.

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

Analysis of Operating Segments
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	246,666	251,496	(4,830)	(2)%
Natural gas (MMBtus)	10,705	10,963	(258)	(2)%
Materials handling (short tons)	735	603	132	22%
Materials handling (gallons)	137,928	74,214	63,714	86%
Net Sales:
Refined products	$551,489	$425,492	$125,997	30%
Natural gas	46,908	49,694	(2,786)	(6)%
Materials handling	14,711	11,395	3,316	29%
Other operations	5,347	4,812	535	11%
Total net sales	$618,455	$491,393	$127,062	26%
Adjusted Gross Margin:
Refined products	$26,646	$32,014	$(5,368)	(17)%
Natural gas	3,007	3,197	(190)	(6)%
Materials handling	14,683	11,395	3,288	29%
Other operations	1,715	1,897	(182)	(10)%
Total adjusted gross margin	$46,051	$48,503	$(2,452)	(5)%
Adjusted Unit Gross Margin:
Refined products	$0.108	$0.127	$(0.019)	(15)%
Natural gas	$0.281	$0.292	$(0.011)	(4)%

Refined Products
Refined products net sales increased $126.0 million, or 30%, compared to the same period last year, with sales prices 32% higher due to the increased refined products price environment. The 2% decline in volume was driven primarily by lower heavy fuel oil and bunker sales at Kildair Services ULC ("Kildair") as well as their shift from marketing of asphalt to materials handling in March 2018. These decreases were significantly offset by the incremental volume from the Coen Energy acquisition completed in October 2017. Distillate volumes increased, principally due to the incremental Coen Energy sales, with gasoline volumes also higher.
Refined products adjusted gross margin decreased $5.4 million, or 17%, compared to the same period last year. The decrease in adjusted gross margin was primarily due to lower Kildair results due to a combination of the shift of asphalt margin from refined products to materials handling as well as a reduction in heavy fuel oil and bunker sales. A less attractive distillate market to purchase and store inventory also contributed to the lower adjusted unit margins. The incremental adjusted gross margin contribution from the Coen Energy acquisition partially offset the other reductions.

The Partnership is expecting weaker results than previously anticipated in our refined products business for 2018. Specifically, we expect that the convergence of heating oil sulfur specifications and the distillate market structure will limit blending and basis gain opportunities.
Natural Gas
Natural gas net sales declined $2.8 million, or 6%, compared to the same period last year due to a combination of a 3% decrease in sales prices and a 2% reduction in volume. The sales price decrease was consistent with the lower underlying natural gas price environment. The reduced volume was primarily due to higher competitive intensity in some markets along with the loss of some higher volume accounts.
Natural gas adjusted gross margin decreased $0.2 million, or 6%, compared to the same period last year, as a result of lower adjusted unit gross margin as well as a volume decrease. The decline in adjusted unit gross margin was impacted by increased competitive intensity in some of our core markets.

Materials Handling
Materials handling net sales and adjusted gross margin both increased approximately $3.3 million, or 29%, compared to the same period last year. Incremental revenue at Kildair was the primary factor due to the asphalt materials handling agreement that began in March 2018. Materials handling results also benefited from new asphalt handling agreements at two other Sprague terminals as well as incremental structural steel activity and timing difference of dry bulk materials deliveries.
Other Operations
Net sales from other operations increased $0.5 million, or 11%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin decreased $0.2 million.
Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,127,154	994,518	132,636	13%
Natural gas (MMBtus)	43,287	44,677	(1,390)	(3)%
Materials handling (short tons)	2,105	1,879	226	12%
Materials handling (gallons)	335,538	301,896	33,642	11%
Net Sales:
Refined products	$2,396,374	$1,638,066	$758,308	46%
Natural gas	235,263	235,068	195	0%
Materials handling	42,077	34,118	7,959	23%
Other operations	17,545	15,574	1,971	13%
Total net sales	$2,691,259	$1,922,826	$768,433	40%
Adjusted Gross Margin:
Refined products	$111,652	$95,307	$16,345	17%
Natural gas	46,010	44,355	1,655	4%
Materials handling	42,100	34,118	7,982	23%
Other operations	5,496	5,800	(304)	(5)%
Total adjusted gross margin	$205,258	$179,580	$25,678	14%
Adjusted Unit Gross Margin:
Refined products	$0.099	$0.096	$0.003	3%
Natural gas	$1.063	$0.993	$0.070	7%

Refined Products
Refined products net sales increased $758.3 million, or 46%, compared to the same period last year, due to a combination of higher prices and volume. The 29% higher sales prices reflect the substantial increase in the refined products price environment compared to the same period last year. The 13% increase in volume was driven principally by distillates, including the contributions from the Coen Energy acquisition completed in October 2017 and the April 2017 Carbo acquisition. Distillate volume was also higher for discretionary sales, in particular early in the year when a period of severe weather conditions led to competitor supply outages. In addition, heavy oil sales were higher than last year at Sprague's U. S. operations, with the colder weather early in the year a contributing factor.

Refined products adjusted gross margin increased $16.3 million, or 17%, compared to the same period last year. This gain was primarily due to a 13% increase in volume as discussed above, with the 3% higher adjusted unit gross margin also a factor. Key factors contributing to the higher adjusted unit gross margin included the aforementioned competitor supply outages as well as the retroactive reinstatement of the excise tax credit program on February 9, 2018. This program applies to certain biofuel blending activities and the reinstatement led to us recording an excise tax credit of $4.0 million during the nine months ended September 30, 2018 related to 2017 blending activities. These adjusted gross margin gains coupled with the incremental margin from the Coen Energy acquisition more than offset the less attractive market structure to purchase and store inventory.
Natural Gas
Natural gas net sales increased slightly by $0.2 million, compared to the same period last year. Sales volumes were 3% lower than the same period last year due to the loss of some higher volume accounts as well as increased competitive intensity in some markets which was more than offset by higher prices. This decline in volume was mitigated somewhat by the inclusion of nine months of activity associated with customers acquired via the Global acquisition as compared to eight months last year.
Natural gas adjusted gross margin increased by $1.7 million, or 4%, compared to the same period last year, as a result of the 7% higher adjusted unit gross margin. The increase in adjusted unit gross margin was primarily a result of improved performance achieved during the severe weather conditions in the early part of 2018 as well as the loss of some higher volume, lower unit margin accounts.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $8.0 million, or approximately 23%, compared to the same period last year. The primary factor was increased asphalt handling revenues as a result of new agreements at our Kildair facility as well as two other Sprague terminals.  Materials handling adjusted gross margin also benefited from increased heavy lift activity due to the handling of structural steel components and timing differences of dry bulk materials deliveries.
Other Operations
Net sales from other operations increased by $2.0 million, or 13%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin was $0.3 million lower.
Operating Costs and Expenses
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

	Three Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses	$21,047	$16,891	$4,156	25%
Selling, general and administrative	$16,923	$17,559	$(636)	(4)%
Depreciation and amortization	$8,343	$6,655	$1,688	25%
Interest expense, net	$8,950	$7,095	$1,855	26%

Operating Expenses. Operating expenses increased $4.2 million, or 25%, compared to the same period last year, reflecting $3.7 million of operating expenses related to the Coen Energy acquisition and $0.4 million of higher stockpile expenses.
Selling, General and Administrative Expenses. SG&A expenses decreased $0.6 million, or 4%, compared to the same period last year. This decline was driven by a $1.0 million decrease in incentive compensation and lower acquisition related expenses of $0.7 million partially offset by an increase of $0.9 million connected to our Coen Energy acquisition.
Depreciation and Amortization. Depreciation and amortization increased $1.7 million, or 25%, compared to the same period last year, primarily as a result of the Coen Energy acquisition.
Interest Expense, net. Interest expense, net increased $1.9 million, or 26%, compared to the same period last year primarily relating to increased borrowings coupled with increases in interest rates and a step-up into a higher pricing tier within the acquisition facility of our Credit Agreement.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,		Increase/(Decrease)
	2018	2017	$	%
	(in thousands)
Operating expenses	$66,537	$50,624	$15,913	31%
Selling, general and administrative	$63,349	$63,472	$(123)	0%
Depreciation and amortization	$25,146	$19,537	$5,609	29%
Interest expense, net	$27,965	$22,357	$5,608	25%
Operating Expenses. Operating expenses increased $15.9 million, or 31%, compared to the same period last year, reflecting $13.1 million of operating expenses related to the 2017 acquisitions, $1.2 million of increased employee related costs and $1.6 million of boiler fuel, insurance, legal and utility expenses predominantly attributable to activity at our terminals.
Selling, General and Administrative Expenses. SG&A expenses decreased $0.1 million, compared to the same period last year. This decline was driven by a $4.2 million decrease in incentive compensation and lower acquisition related costs of $1.0 million partially offset by an increase in expenses of $3.1 million connected to our Coen Energy acquisition and $1.8 million of increased employee related costs.
Depreciation and Amortization. Depreciation and amortization increased $5.6 million, or 29%, compared to the same period last year, primarily as a result of acquisitions during 2017.
Interest Expense, net. Interest expense, net increased $5.6 million, or 25%, compared to the same period last year primarily relating to increased borrowings coupled with increases in interest rates and a step-up into a higher pricing tier within the acquisition facility of our Credit Agreement and to a lesser extent increased working capital requirements.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2018, we had working capital of $226.2 million.
As of September 30, 2018, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $124.7 million and the undrawn borrowing capacity under the acquisition facility was $170.9 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the nine months ended September 30, 2018, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $175.0 million to a high of $395.6 million.
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
Credit Agreement
Sprague Operating Resources LLC and Kildair, wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (our "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.

As of September 30, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $550.0 million, subject to the acquisition facility borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses, and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility by $250.0 million and the multicurrency revolving working capital facility by $220.0 million, subject to a maximum combined increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2018.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Nine Months Ended September 30,
2018	$5,754	$7,580	$13,334
2017(1)	$23,422	$7,884	$31,306

(1)	Excludes approximately $8.5 million of assets acquired in 2017 that were previously leased by the Partnership.

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$191,302	$126,891
Net cash used in investing activities	$(12,956)	$(111,047)
Net cash used in financing activities	$(166,571)	$(15,453)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2018 was $191.3 million and was primarily driven by cash inflows as a result of a decrease of $124.9 million in accounts receivable due to a seasonal reduction in sales volume, a decrease of $123.9 million in inventories due to a reduction in inventory requirements, and $43.3 million in net income. These inflows were offset by cash outflows as a result of a reduction of $114.8 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $29.6 million representing the net impact in our derivative instruments as a result of changes in commodity prices during the period and seasonal reduction.
Net cash provided by operating activities for the nine months ended September 30, 2017 was $126.9 million and was primarily driven by cash inflows as a result of a decrease of $73.9 million in inventories due to a reduction in inventory requirements, a decrease of $77.7 million in accounts receivable due to a seasonal reduction in sales volume, and $42.4 million in net income. These inflows were offset by cash outflows as a result of a reduction of $80.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and an increase of $19.8 million in our derivative instruments as a result of changes in commodity prices during the period.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $13.0 million of which $5.8 million related to expansion capital expenditures and $7.6 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the nine months ended September 30, 2017 was $111.0 million of which $72.2 million related to the purchase of four acquisitions, $23.4 million related to expansion capital expenditures, $7.9 million related to maintenance capital expenditure projects across our terminal system and $8.5 million related to a purchase of real estate previously leased by us at our Portland Merrill terminal.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 was $166.6 million, and primarily resulted from $109.5 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels and the reduction of inventory levels and distributions of $51.4 million.
Net cash used in financing activities for the nine months ended September 30, 2017 was $15.5 million, and primarily resulted from distributions of $42.4 million partially offset by $35.0 million of borrowings under our Credit Agreement acquisition line to fund the acquisitions.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2018 and 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2018	2017	2018	2017
Refined products contracts	$1,087	$(17,281)	$10,063	$27,637
Natural gas contracts	(6,244)	(908)	(9,204)	13,850
Total	$(5,157)	$(18,189)	$859	$41,487
Substantially all of our commodity derivative contracts outstanding as of September 30, 2018 will settle prior to March 31, 2020.

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
Our interest rate swap agreements outstanding as of September 30, 2018 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended September 30, 2018 we hedged approximately 44% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2018, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.8 million and decreased approximately $3.8 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of September 30, 2018:

	As of September 30, 2018
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$14,209	$—	$14,209	$—
Futures, swaps and options	42,571	42,566	5	—
Commodity derivatives	56,780	42,566	14,214	—
Interest rate swaps	5,993	—	5,993	—
Other	14	—	14	—
Total derivative assets	$62,787	$42,566	$20,221	$—
Derivative liabilities:
Commodity fixed forwards	$42,175	$—	$42,175	$—
Futures, swaps and options	37,862	37,858	4	—
Commodity derivatives	80,037	37,858	42,179	—
Interest rate swaps	48	—	48	—
Total derivative liabilities	$80,085	$37,858	$42,227	$—

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
As of September 30, 2018, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and the Senior Vice President, Chief Operating Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Senior Vice President, Chief Operating Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 7, 2018		/s/ Gary A. Rinaldi
Gary A. Rinaldi Senior Vice President, Chief Operating Officer and Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)