Form 10-K
period 2018-12-31
Sprague Resources LP
filed 2019-03-14
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was approximately $257 million as of June 29, 2018 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 22,733,977 common units outstanding as of March 8, 2019.
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

ii

PART I

Item 1.    Business
As used in this Annual Report, unless the context otherwise requires, references to “Sprague Resources,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to Sprague Resources LP and its subsidiaries. References to our “General Partner” refer to Sprague Resources GP LLC. Our General Partner is a wholly-owned subsidiary of Axel Johnson Inc. Unless the context otherwise requires, references to “Axel Johnson” or the “Sponsor” refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner. In prior filings, our Sponsor was referred to as our "Parent". References to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner.
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
Our Predecessor was founded in 1870 as the Charles H. Sprague Company in Boston, Massachusetts; and, in 1905, the company opened the Penobscot Coal and Wharf Company, a tidewater terminal located in Searsport, Maine. By World War II, the company was operating eleven terminals and a fleet of two dozen vessels transporting coal and other products throughout the world. As fuel needs diversified in the United States, the company expanded its product offerings and invested in terminals, tankers, and product handling activities. In 1959, the company expanded its oil marketing activities via entry into the distillate oil market. In 1970, the company was sold to Royal Dutch Shell’s Asiatic Petroleum subsidiary; and, in 1972, Royal Dutch Shell sold the company to Axel Johnson Inc., a member of the Axel Johnson Group of Stockholm, Sweden.
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage tank capacity of 14.7 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have access to more than 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation—Results of Operation for a discussion of financial results by segment and see Segment Reporting included under Note 17 to our Consolidated and Combined Financial Statements for a presentation of financial results by reportable segment.
As of December 31, 2018, our Sponsor, through its ownership of Sprague Holdings, owned 12,106,348 common units, representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns our General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds all of our incentive distribution rights (“IDRs”), which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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

Business Strategies
Our primary business objective is to increase distributable cash flow per unit over time by executing the following strategies:

•
Increase our business with our existing assets and customers. We will make investments in our existing asset base to handle additional products and provide new services to customers. We also intend to win additional business by better serving customers' need for certainty of supply, reduced commodity price risk and high quality customer service.

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

•
Maintain our operational excellence. We intend to maintain our long history of safe, cost-effective operations and environmental stewardship by investing in the maintenance of our assets and providing training programs for our personnel. We will work diligently to meet environmental regulations and we will continue to enhance our safety programs as our business grows and operating conditions change.

2017 Acquisitions
Coen Energy
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
Carbo Terminals
On April 18, 2017, we acquired substantially all of the assets of Carbo Industries, Inc. and certain of its affiliates (together “Carbo”) by purchasing Carbo's Inwood and Lawrence, New York refined product terminal assets and its associated wholesale distribution business. The fair value of the consideration totaled $72.0 million and consisted of $13.3 million in cash that was financed through borrowings under our credit facility, an obligation to pay $38.2 million over a ten year period (estimated net present value of $27.3 million) and 1,131,551 common units with a fair value of $31.4 million as of April 18, 2017. The Carbo terminals are primarily supplied by pipeline and have a combined gasoline, ethanol and distillate storage capacity of 174,000 barrels.
Capital Terminal
On February 10, 2017, we acquired the East Providence, Rhode Island refined product terminal business of Capital Properties Inc. (the “Capital Terminal”) for $22.0 million and we financed with borrowings under our credit facility. The terminal’s distillate storage capacity of 1.0 million barrels had been leased by us since April 2014 and was previously included in our total storage capacity.

In conjunction with this acquisition, we undertook an expansion capital project to convert half of the terminal’s storage capacity to gasoline and ethanol service to support a new ten year fee-for-service gasoline storage and handling agreement with a major East Coast gasoline marketer and another project to optimize distillate storage between this newly acquired terminal and our existing terminal facility in Providence to allow for expanded materials handling capability. Both projects were completed in 2017 at a total cost of approximately $16 million.
Global Natural Gas & Power
On February 1, 2017, we purchased the natural gas marketing and electricity brokering business of Global Partners LP ("Global Natural Gas & Power") for $17.3 million, not including the purchase of natural gas inventory, assumption of derivative liabilities and other adjustments. Consideration paid was $16.3 million and was financed with borrowings under our credit facility. The business markets natural gas and electricity to commercial, industrial, municipal and institutional customer locations in the Northeast United States.
L.E. Belcher Terminal
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

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. Our refined products segment accounted for 89%, 86% and 83% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively. Of our total volume sold in our refined products segment in 2018, distillates accounted for 78%, gasoline accounted for 10% and residual fuel oil and asphalt accounted for 12%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce® diesel fuel brand), kerosene and jet fuel. In 2018, heating oil accounted for 61%, diesel fuel accounted for 36%, and other distillates accounted for 3% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2018, biofuel blended products accounted for 5% of the distillate fuel volumes sold. Distillate volumes accounted for 78%, 75%, and 73% of our total refined products sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 10%, 11% and 13% of our total refined products sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements. Additionally Kildair Service ULC ("Kildair"), our Canadian subsidiary, sold asphalt directly to Canadian customers through 2017. Residual fuel oil and asphalt volumes accounted for 12%, 14% and 14% of our total refined products sales for the years ended December 31, 2018, 2017 and 2016, respectively.
Customers, Contracts and Pricing
We sell heating oil, diesel fuel, kerosene, unbranded gasoline, jet fuel, and residual fuel oil to wholesalers, retailers and commercial customers. The majority of these sales are made free on board, or FOB, at the bulk terminal or inland storage facility we own and/or operate or at facilities with which we have storage and throughput arrangements. In a FOB sale, the price of products sold includes the cost of delivering such product to the FOB location and any further shipping expenses are borne by the purchaser.
Heating oil sales are made to approximately 900 wholesale distributors and retailers through the Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts. Diesel fuel sales are made to approximately 670 wholesalers and transportation fuel distributors. We also sell unbranded gasoline at Partnership owned and at third-party locations, primarily to resellers. Residual fuel oil is sold to approximately 140 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.

Our commercial customers include federal and state agencies, municipalities, regional transit authorities, large industrial companies, real estate management companies, natural gas resource development companies and educational institutions. Most of these sales are made on a delivered basis, whereby we either deliver the product with our own trucks and barges or arrange with third-party haulers to make deliveries. We also deliver distillate and residual fuel oil by truck to marine customers.
Public sector entities also purchase our heating oil, diesel fuel, unbranded gasoline and residual fuel oil through competitive bidding processes. We currently have contracts with the U.S. government as well as with numerous states, municipalities, agencies and educational institutions.
For the year ended December 31, 2018, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We purchase, sell and distribute natural gas to approximately 14,000 commercial and industrial customer locations primarily located in the Northeast and Mid-Atlantic United States. Our natural gas segment accounted for 9%, 12% and 14% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. (“ICE”) and the New York Mercantile Exchange ("NYMEX"), to manage our natural gas commodity price risk.
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
Customers
Our natural gas customers operate in the industrial and commercial sectors in the Northeast and Mid-Atlantic United States, with the highest concentration in New England and New York. Examples of customers include industrial users of varying sizes (e.g., pulp and paper, chemicals, pharmaceutical and metals plants) to various commercial customers (e.g., hospitals, universities, apartment buildings and retail establishments). The industrial customers have a high concentration of process load to support their manufacturing requirements, with the largest uses by the commercial customers typically for heating, cooling, lighting, cooking and drying.
For the year ended December 31, 2018, no customer represented more than 10% of net sales for our natural gas segment.
Contracts/Pricing
We use various types of contracts for the sale and delivery of natural gas to our customers, with terms ranging from month-to-month to over two years. We provide a wide range of pricing options to our customers, including daily pricing and long-term fixed pricing. For example, we may offer a contract that permits the customer to lock in a basis or location differential relative to the Henry Hub delivery location and then fix the price at a later date based on the prevailing market pricing. There are various other alternatives such as “capped” pricing (essentially setting a maximum) or daily pricing based on a differential to a published market index. Due to the commodity price risk associated with uncertain customer usage patterns, we limit the number of transactions that require a single price for all volumes delivered, with the pricing of the non-contractual volumes primarily based on prevailing market economics. For any transaction where the competitive dynamics require a single price for all volumes delivered, we seek to manage the risk by, for instance, including appropriate increases in the cost build-up to reflect higher hedging costs.

Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to some of the same customers that we supply with refined products and natural gas. Our materials handling segment accounted for 2% of our total net sales for each of the years ended December 31, 2018, 2017 and 2016.

We are capable of providing numerous types of materials handling services, including ship handling, crane operations, pile building, warehouse operations, scaling and, in some cases, transportation to the final customer. Because the products we handle are generally owned by our customers, we have minimal to no working capital requirements, commercial risk or inventory risk. Our materials handling activity is generally conducted under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement.
Major Types of Materials Handling and Services
The type of materials handling and services we provide can be divided into three major categories:
Liquid. In a manner similar to our refined products operation our terminal network of marine docks, product pipelines and storage tanks are utilized to store and trans-load various other third party owned liquid products to and from ocean vessels, railcars and tanker trucks. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and in some cases transporting the product. Some products require heated storage allow for flow at ambient temperatures. The operations of Kildair Service ULC ("Kildiar") include materials handling contracts involving trans-loading and storage of various petroleum products including crude, liquid asphalt and vacuum gas oil ("VGO").
Bulk. Bulk materials are typically aggregate materials that are moved in large vessels configured with multiple holds that store unpackaged products. Examples of bulk material include salt, petroleum coke, gypsum, and coal. Bulk load vessels are normally offloaded using cranes that can reside either on the vessel or on the dock of the terminal. In a typical discharge, the services performed include: securing the vessel to the dock, operating the vessel cranes, transferring products to trucks via large dock hoppers, transporting the materials to a holding pad, building materials up into large storage piles, covering the piles with protective tarps, storing the product, loading the product into trucks or railcars, scaling the loaded trucks and sometimes transporting the product to its final destination.
Break bulk. Break bulk materials are shipped in less than bulk quantities, normally with some type of secondary packaging. Examples of break bulk materials include one-ton sacks of raw materials, pallets of stones, bales of raw wood pulp and rolls of paper. Another subcategory of break bulk materials is large construction project cargo such as windmill components, often referred to as heavy lift. Break bulk handling activities include securing vessels, unloading or loading vessels either with cranes or specialty fork trucks, transferring products into warehouses or onto pads for storage, reloading products onto trucks or railcars and sometimes transporting products to their final destinations.
Customers
Our materials handling operations can service multiple customer types during any single operation, including: ocean shippers, multiple logistics firms, trucking firms and the materials supplier or consumer. Materials we handle normally fall into three major categories. The first category involves raw materials or finished goods shipped by water into local markets to support local production, manufacturing or construction firms. Examples of these products include asphalt for road construction, gypsum rock for drywall manufacturing, road salt for local road treatment, petroleum coke or utility fuels for energy demand and clay slurry for finished paper treatment. The second category of materials we handle are materials manufactured locally for export via vessel to other countries. These materials include wood pulp for paper manufacture in Asia or Europe and tallow for biodiesel production in Europe. The third category of materials we handle are both crude oil and refined products sourced either in Canada, U.S. or internationally for a range of use in local refineries and/or for further export to the U.S. or elsewhere.
Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (clay slurry) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2018, the weighted-average life of our materials handling contracts was nine years, with a weighted-average remaining term of four years, each calculated using adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations-How Management Evaluates Our Results of Operations-Adjusted Gross Margin and Adjusted EBITDA”, attributable to these contracts.
Historically, our customers have paid for terminal improvements for specialty handling systems such as a clay slurry screening plant, while we pay for more generic infrastructure improvements such as storage pads.

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
Other Operations
Our other operations segment primarily includes the purchase, sale and distribution of coal out of our Portland, Maine terminal and certain commercial trucking activities in Kildair’s operations. For the years ended December 31, 2018, 2017 and 2016 our other operations segment accounted for less than 1% of our total net sales.
Commodity Risk Management
Because we take title to the refined products and natural gas that we sell, we are exposed to commodity risk. Our materials handling business is a fee-based business and, accordingly, our operations in that business segment have only limited exposure to commodity risk. Commodity risk is the risk of market fluctuations in the price of commodities such as refined products and natural gas. We endeavor to limit commodity price risk in connection with our daily operations. Generally, as we purchase and/or store refined products, we reduce commodity risk through hedging by selling futures contracts on regulated exchanges or using other derivatives, and close out the hedges as we sell the product for physical delivery to third parties. Products are generally purchased and sold at spot prices, fixed prices or indexed prices. While we seek to use these transactions to maintain a position that is substantially balanced between purchased volumes and sales volumes through regulated exchanges or derivatives, we may experience net unbalanced positions for short periods of time as a result of variances in daily sales and transportation and delivery schedules, as well as logistical issues associated with inclement weather conditions or infrastructure disruptions. Our general practice is to not hold refined products futures contracts or other derivative products and instruments for the sole purpose of speculating on price changes. While our policies are designed to limit market risk, some degree of exposure to unforeseen fluctuations in market conditions remains.
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
With respect to the pricing of commodities, we enter into derivative positions to limit or hedge the impact of market fluctuations on our purchases and forward fixed price sales of refined products and natural gas. All hedge positions are reflected in our results of operations.
With respect to refined products, we primarily use a combination of futures contracts, over-the-counter swaps and forward purchases and sales to hedge our price risk. For light oils (gasoline and distillates), we primarily utilize the actively traded futures contracts on the regulated NYMEX to hedge our positions. Heavy oils are typically hedged with fixed-for-floating price residual fuel oil swaps contracts, which are either balanced by offsetting positions or financially settled.
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
Storage and Distribution

Marine terminals and inland storage facilities play a key role in the distribution of product to our customers. Our facilities are equipped to provide terminalling, storage and distribution of both solid and liquid products to serve our refined products and materials handling businesses. Each facility has capabilities that are unique to the local markets served. A number of facilities are used to handle liquid, dry bulk, break bulk and refined products at the same terminal and in most cases across the same dock, providing flexibility to fully utilize terminal assets to meet a variety of fuel and third-party cargo handling demands.
The marine terminals and inland storage facilities from which we distribute product are supplied by ship, barge, truck, pipeline or rail. Our customers receive product from our network of marine terminals and inland storage facilities via truck, barge, rail or pipeline.
Our marine terminals consist of multiple storage tanks and automated truck loading equipment. These automated systems monitor terminal access, volumetric allocations, credit control and carrier certification through the electronic identification of customers. In addition, some of the marine and inland terminals are equipped with truck loading racks capable of providing automated blending and additive packages that meet our customers’ specific requirements. Many of our marine and inland terminals operate 24 hours per day.
Throughput arrangements allow storage of our product at terminals owned by others. These arrangements permit our customers to receive product at third-party terminals while we pay terminal owners fees for services rendered in connection with the receipt, storage and handling of the product. Payments we make to terminal owners may be fixed or fluctuate based upon the volume of product that is delivered and sold at the terminal.
Exchange agreements allow our customers to take delivery of product at a terminal or facility that is not owned or leased by us. An exchange is a contractual agreement pursuant to which the parties exchange product at their respective terminals or facilities. For example, we (or our customers) receive product that is owned by the other party from such party’s facility or terminal and we deliver the same volume of product to such party (or to such party’s customers) out of one of the terminals in our terminal network. Generally, both parties to an exchange transaction pay a handling fee (similar to a throughput fee) and often one party also pays a location differential that covers any excess transportation costs incurred by the other party in supplying product to the location at which the first party receives product. Costs incurred in exchanges may also include product value differentials.

Our Terminals and Storage Facilities
As of December 31, 2018, we owned, operated, and/or controlled a network of refined products and material handling terminals and storage facilities located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage capacity of 14.7 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have access to approximately 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
For a more detailed description of our terminals and storage facilities, please read Part I, Item 2 - "Properties.”
Competition
We encounter varying degrees of competition in the marketing of our refined products based on product type and geographic location. In our Northeast United States market, we compete in various product lines and for a range of customer types. The principal methods of competition in our refined products operations are pricing, service offerings to customers, credit support and certainty of supply. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. We believe that our being one of the largest independent wholesale distributors of refined products in the Northeast United States (based on aggregate terminal capacity), our ownership of various marine-based terminals and our reputation for reliability and strong customer service allows us to be competitive in marketing refined products in the areas in which we operate.

Competitors of our natural gas sales operations generally include natural gas suppliers and distributors of varying sizes, financial resources and experience, including producers, pipeline companies, utilities and independent marketers. The principal methods of competition in our natural gas operations are in obtaining supply, pricing optionality for customers and effective support services, such as scheduling and risk management. We believe that our sizable market presence and strong customer service and offerings allows us to be competitive in marketing natural gas in the areas in which we operate.
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

Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2018, we generated an average of 71% of our total heating oil and residual fuel oil net sales during the months of November through March.

Employees
As of December 31, 2018, our General Partner employed approximately 800 full-time employees who supported our operations, 60 of whom were covered by five collective bargaining agreements. One of these agreements, covering six employees is up for renewal in 2019. Our Canadian subsidiary had 101 employees as of December 31, 2018, 37 of whom were covered by one collective bargaining agreement that expires on March 18, 2021.

Environment
General
Our petroleum product terminal and supply operations are subject to extensive and stringent environmental laws. As part of our business, we own and operate petroleum storage and distribution facilities and a petroleum fleet of trucks, and must comply with environmental laws at the federal, state and local levels, which increase the cost of operating terminals and our business generally. These laws include statutes, such as the Clean Water Act and the Clean Air Act, and regulations, which are frequently modified or revised to impose new obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors.
Our operations also utilize a number of petroleum storage facilities and distribution facilities that we do not own or operate, but at which refined products are stored. We utilize these facilities through several different contractual arrangements, including leases, throughput and terminalling services agreements. If facilities with whom we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.
Environmental laws and regulations can restrict or impact our business in several ways, such as:

•	Requiring capital expenditures to comply with environmental control requirements;

•	Requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators; and,

•	Curtailing the operations of facilities deemed in non-compliance with environmental laws and regulations.
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. However, we can provide no assurance that future events, such as changes in existing laws, changes in the interpretation of existing laws, promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

Hazardous Substances and Releases
Our business is subject to laws relating to the release of hazardous substances into the water or soils, which include requirements to control pollution of the environment. For instance, the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, also known as CERCLA or the Superfund law, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the owner or operator of the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under the Superfund law, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. The Superfund law also authorizes the EPA, and in some instances third parties, to act in response to threats to the public health or the environment and to seek to recover from the responsible persons the costs they incur. It is possible for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate substances that fall within the Superfund law’s definition of a hazardous substance and, as a result, we may be jointly and severally liable under the Superfund law for all or part of the costs required to clean up sites at which those hazardous substances have been released into the environment.
We currently own, lease or use storage or distribution facilities where hydrocarbons are being or have been handled for many years. Although we have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on, under or from the properties owned or leased by us or on or under other locations where we have contractual arrangements or where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to the Superfund law or other federal and state laws. Under these laws, we could be required to remove or remediate previously disposed wastes, including wastes disposed of or released by prior owners or operators, to clean up contaminated property, including groundwater contaminated by prior owners or operators, or to make capital improvements to prevent future contamination.
Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended (“RCRA”) and comparable state laws. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that our operations are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and local laws, and the cost involved in complying with these requirements is not material. We are also incurring ongoing costs for monitoring groundwater at several facilities that we operate. We believe that these costs will not have a material impact on our financial condition or results of operations.
Above-Ground Storage Tanks
Above-ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws. Generally, these laws impose liabilities for releases and require secondary containment systems for tanks or require the operators take alternative precautions to ensure that no contamination results from tank leaks or spills. We believe we are in substantial compliance with environmental laws and regulations applicable to above-ground storage tanks.

The Oil Pollution Act of 1990, or OPA, addresses three principal areas of oil pollution-prevention, containment and cleanup. In order to handle, store or transport oil, we are required to file oil spill response plans with the United States Coast Guard (for marine facilities) and the EPA. States in which we operate have enacted laws similar to OPA. We maintain such plans, and when required have submitted plans and received federal and state approvals necessary to comply with the OPA, the Clean Water Act and related regulations. We believe we are in substantial compliance with regulations promulgated under OPA and similar state laws.
Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. Under the authority of the federal Clean Water Act, the EPA imposes specific requirements for Spill Prevention, Control, and Countermeasure, or SPCC, plans that are designed to prevent, and minimize the impacts of, releases from above ground storage tanks. We believe we are in substantial compliance with regulations pursuant to OPA, the Clean Water Act and similar state laws.
From time to time, we experience spills and releases during various phases of our operations, and some of these releases can reach waters that applicable federal and state laws would define as navigable. As a result we may be responsible for fines and penalties as well as required capital expenditures and for implementation of compliance and maintenance programs.
Water Discharges
The federal Clean Water Act, or CWA, and analogous state laws impose strict controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. This law and comparable state laws prohibit the discharge of pollutants into regulated waters, except in accordance with the terms of a permit issued by the EPA or analogous state agency and impose substantial liabilities for noncompliance. The CWA also regulates the discharge of storm water runoff from certain industrial facilities. Accordingly, several of our facilities are required to obtain and maintain storm water discharge permits, which require monitoring and sampling of storm water runoff from such facilities. We believe we hold the required permits and operate in substantial compliance with those permits. While we have experienced permit discharge exceedances at some of our terminals, we do not expect any non-compliance with existing permits and foreseeable new permit requirements to have a material adverse effect on our financial position or results of operations.
Air Emissions
Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere above certain thresholds. We believe we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. Although we can give no assurances, we are aware of no changes to air quality regulations that will have a material adverse effect on our financial condition or results of operations.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined products that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations
Changes in product quality specifications could require us to incur additional handling costs or reduce our throughput volume. For instance, different product specifications for different markets could require the construction of additional storage. Also, states in which we operate have either started or plan to limit the sulfur content of home heating oil, which could also increase our costs to purchase such oil or limit our ability to sell heating oil.

Changing sulfur regulations also impact the residual fuel oil business. Restrictions on certain grades of product and in certain cases, banning residual fuel oil in certain municipalities or regions, will force us to reconfigure existing tanks that are in residual fuel oil service.

Climate Change
In response to the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions under the CAA, the EPA has taken several steps towards implementing regulations regarding the emission of greenhouse gases, or GHG. In 2009, the EPA issued a final rule declaring that six GHGs “endanger both the public health and the public welfare of current and future generations.” The issuance of this “endangerment finding” allows the EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. In addition, the EPA has issued rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, beginning in 2011 for emissions occurring in 2010. Certain state jurisdictions also have similar GHG reporting requirements. While our operations fall below the thresholds that would characterize large sources, we are required to implement systems to track certain purchases of product and we believe we are in material compliance with the regulations.
Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations.
Activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for fossil-fuel energy companies. This could make it more difficult to secure funding for projects.

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
In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of $9.4 million per quarter, or $37.5 million per year, based on the number of common units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations and our borrowing capacity, which will fluctuate from quarter to quarter based on, among other things:

•	Competition from other companies that sell refined products, natural gas and/or renewable fuels in the Northeast United States and eastern Canada;

•	Competition from other companies in the materials handling business;

•	Demand for refined products, natural gas and our materials handling services in the markets we serve;

•	Absolute price levels, and volatility of prices, of refined products and natural gas in both the spot and futures markets;

•	Seasonal variation in temperature, which affects demand for natural gas and refined products such as heating oil and residual fuel oil (to the extent that it is used for space heating); and

•	Prevailing economic and regulatory conditions.
In addition, the actual amount of distributable cash flow that we distribute will depend on other factors such as:

•	The level of maintenance capital expenditures we make;

•	The level of operating and general and administrative expenses, including reimbursements to our General Partner and certain of its affiliates for services provided to us;

•	Fluctuations or changes in federal, state, local and foreign tax rates, including Canadian income and withholding tax rates;

•	The restrictions contained in our credit agreement, including borrowing base limitations and limitations on distributions;

•	Our debt service requirements;

•	The cost of acquisitions we make, if any;

•	Fluctuations in our working capital needs;

•	Our ability to access capital markets and to borrow under our credit agreement to make distributions to our unitholders; and

•	The amount of cash reserves established by our General Partner, if any.

Our distributable cash flow depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
Our distributable cash flow depends primarily on cash flow, and not solely on profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record net losses and may not make cash distributions during periods when we record net income.
Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year which may result in an increased need to borrow money in order to make quarterly distributions to our unitholders during these quarters.
Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2018, we generated an average of 71% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas we serve would adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas that we serve would significantly reduce net sales and, therefore, adversely affect our business, financial condition, results of operations, our ability to borrow and make quarterly distributions to our unitholders. Factors that could lead to a decrease in market demand for refined products or natural gas include:

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
Furthermore, our credit agreement contains covenants requiring us to maintain certain financial ratios. The provisions of the credit agreement may affect our ability to obtain future financing for and pursue attractive business opportunities and maintain flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the credit agreement could result in an event of default which could enable our lenders, subject to the terms and conditions of our credit agreement, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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
A fundamental risk inherent in terminalling and materials handling operations is that we may incur substantial environmental costs and liabilities. In particular, our terminalling operations involve the receipt, storage and redelivery of refined products and are subject to stringent federal, state and local laws and regulations regulating environmental matters including the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. We also face laws and regulations that impact product quality specifications that could have a material adverse effect on our business.
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
We utilize a number of terminals that are owned and operated by third parties who are also subject to these stringent federal, state and local environmental laws in their operations. Compliance with these requirements by such third parties could increase the cost of doing business with these facilities and there can be no assurances as to the timing and type of such changes or what the ultimate costs might be. If such third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment over time. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.
We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our financial position. However, we can provide no assurance, that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.
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
Increased physical damage and regulation related to climate change could result in increased operating costs and reduced demand for refined products as a fuel source, which could in turn reduce demand for our products and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Risks related to climate change include both physical and regulatory risks. Physical risks from climate change may include direct damage to our assets and from the increased frequency and severity of extreme weather events and/or chronic impacts to our operations from longer-term shifts in precipitation patterns and extreme variability in weather patterns. These effects could adversely affect the financial performance of our assets and operations.
Regulatory actions around climate change also continue to evolve and are particularly relevant for our products and business. We may become subject to more stringent legislation and regulation regarding climate change and compliance with any new rules could be difficult and costly. Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating GHG emissions and energy policies. If such legislation is enacted, we could incur increased energy, environmental and other costs and capital expenditures to comply with regulations and limitations. Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. Additionally, we could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change.
The Environmental Protection Agency, or EPA, took the first steps toward regulating existing oil and gas operations by issuing an Information Collection Request seeking a broad range of information, including the types of technologies that could be used to reduce emissions from existing sources and their associated costs; however; the EPA rescinded this request in March 2017. To the extent that our operations become subject to or affected by the EPA’s GHG regulations, we may face increased capital and operating costs associated with new or expanded facilities.

Kildair is subject to both Canadian federal and Quebec provincial environmental regulations relating to climate change, GHG emissions, fuel content requirements, and energy policies, including, without limitation, regulations that require the purchase of emission allowances, credits and/or compliance units needed to cover emissions attributable to the combustion of some fossil fuels it sells for consumption or otherwise related to the renewable fuel content of such fuels. These laws and regulations are currently under review by the federal and provincial authorities and, as a result, modifications to the regulatory framework is expected in the near future, notably involving the imposition of a carbon levy on products sold by Kildair as well as carbon intensity reduction requirements on such products. To comply with these laws and regulations, Kildair must, and will, incur costs such as, for example, the cost to purchase allowances, credits and compliance units, that allow Kildair to continue operations at its current or increased levels. Increased costs may result in increased prices for Kildair’s products or decreased profitability. Increased product price as well as the laws and regulations applicable to Kildair's customers, who are themselves subject to laws and regulations relating to climate change, GHG emissions, and energy policies, could result in a reduction of demand for Kildair’s product and therefore reduce our revenues. Additional risks include the inability of Kildair to acquire the required amount of emission allowances, credits or compliance units to offset emissions and/or meet the renewable fuel content which would subject Kildair to various fines.
Overall, there has been a trend at the federal and state level towards increased regulation of GHGs and carbon pollution, both domestically and internationally, to limit emissions. A number of states including, but not limited to Connecticut, Maine, New Hampshire, New York and Pennsylvania, have introduced legislation to establish taxes or assessments on the carbon content of fuels. Future efforts to limit emissions associated with transportation fuels and heating fuels could increase costs, reduce the market for, or impact the pricing of, our products, and thus adversely impact our business. Increased costs could result in reduced demand for refined products and some customers switching to alternative sources of fuel which could have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.
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
Various federal, state and local government agencies have the authority to prescribe specific product quality specifications to the sale of commodities. Changes in product quality specifications, such as reduced sulfur content in refined products, or other more stringent requirements for fuels, could reduce our ability to procure or create products of various specifications and limit purchase and storage opportunities associated with market dislocations and discrepancies. Changes in product specifications may require us to incur additional handling costs and capital expenditures. If we are unable to procure product or recover these costs through increased sales, our business would be negatively impacted and we may not be able to meet our financial obligations.
We depend on unionized labor for our operations in Bronx, Lawrence, Mt. Vernon, and Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. Work stoppages or labor disturbances at these facilities could disrupt our business.
Work stoppages or labor disturbances by our unionized labor force could have an adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. In addition, employees who are not currently represented by labor unions may seek representation in the future, and renegotiation of collective bargaining agreements may result in agreements with terms that are less favorable to us than our current agreements.

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

Risks Inherent in an Investment in Us
We distribute significant portions of our distributable cash flow, which could limit our ability to grow and make acquisitions.
We rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. As a result, to the extent we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we distribute a significant portion of our distributable cash flow, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in the partnership agreement or credit agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may adversely impact the cash that we have available to distribute to unitholders.
Axel Johnson indirectly controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Axel Johnson, may have conflicts of interest with us and have limited duties to us and our common unitholders, and they may favor their own interests to the detriment of us and our common unitholders.
As of March 8, 2019, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 53% limited partner interest in us and indirectly owns and controls our General Partner. Although our General Partner has a fiduciary duty to manage us in good faith, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our General Partner are directors and/or officers of affiliates of our General Partner. Conflicts of interest may arise between our General Partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
Our partnership agreement limits the liability of and reduces the duties owed by our General Partner to us and our common unitholders, and also restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.

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
Under our partnership agreement, prior to making any distribution on the common units, our General Partner and its affiliates shall be reimbursed for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Pursuant to the terms of the services agreement, our General Partner has agreed to provide certain general and administrative services and operational services to us, and we have agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Our General Partner and its affiliates also may provide us other services for which we may be charged fees as determined by our General Partner. Our partnership agreement and the services agreement do not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. Payments to our General Partner and its affiliates may be substantial and will reduce the amount of distributable cash flow.
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
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units is required to remove our General Partner. As of March 8, 2019, Sprague Holdings owned 53% of our common units.
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
As of March 8, 2019, Sprague Holdings held 12,106,348 common units. We have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
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
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 8, 2019, Sprague Holdings and its affiliates owned 53% of our common units.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. At December 31, 2018, Sprague Holdings had the right to reset the initial target distribution levels. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.
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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the new rules, our General Partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our General Partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced and our current and former unitholders may be required to indemnify us for any taxes (including any applicable penalties and interest) resulting from such audit adjustments that were paid on such unitholders' behalf. Additionally, we may be required to allocate an adjustment disproportionately among our unitholders, causing our publicly traded units to have different capital accounts, unless the IRS issues further guidance.

In the event the IRS makes an audit adjustment to our income tax return and we do not or cannot shift the liability to our unitholders in accordance with their interests in us during the year under audit, we will generally have the ability to request that the IRS reduce the determined underpayment by reducing the suspended passive loss carryovers of our unitholders (without any compensation from us to such unitholders), to the extent such underpayment is attributable to a net decrease in passive activity losses allocable to certain partners. Such reduction, if approved by the IRS, will be binding on any affected unitholders.

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our owned, operated and/or controlled terminals as of December 31, 2018.

	Liquids Storage Terminals	Number of Storage Tanks	Storage Tank Capacity (Bbls)	Principal Products and Materials
**	Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt, crude oil
**	Newington, NH: River Road	29	1,157,300	refined products; asphalt; tallow
**	Searsport, ME	17	1,140,700	refined products; caustic soda; asphalt
*	Bridgeport, CT	11	1,120,600	refined products
*	Albany, NY	9	1,103,600	refined products
**	South Portland, ME	25	1,021,000	refined products; asphalt; clay slurry
*	East Providence, RI	9	970,400	refined products
**	Bronx, NY	18	907,500	refined products; asphalt
**	Newington, NH: Avery Lane	12	722,000	refined products, asphalt
*	New Haven, CT (1)	15	683,300	refined products
*	Quincy, MA	9	657,000	refined products
**	Providence, RI	4	484,000	refined products; asphalt
***	Everett, MA	4	317,600	asphalt
*	Quincy, MA: TRT (2)	4	304,200	refined products
*	Springfield, MA	10	268,200	refined products
***	Oswego, NY	3	209,800	asphalt
*	Lawrence, NY and Inwood NY	10	174,000	refined products
*	New Bedford, MA (3)	2	85,900	refined products
*	Mount Vernon, NY	7	72,100	refined products
*	Stamford, CT	3	46,600	refined products
*	Washington, PA area - four locations	20	9,100	refined products
	Total	248	14,737,500

	Dry Storage Terminals	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
**	Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
		15 pads	872,000	heavy lift
**	Newington, NH: River Road	3 pads	390,000	salt; gypsum
***	Portland, ME (4)	7 warehouses;	215,000	break bulk; dry bulk; coal;
		3 pads	95,000	salt
**	South Portland, ME	3 pads	230,000	salt; coal
**	Providence, RI	1 pad	75,000	salt
		9 warehouses;
	Total	25 pads	1,967,000

*Refined Product activities; **Refined Products and Materials Handling activities; *** Materials Handling activities

(1)	These tanks are controlled via a storage and thruput agreement with an initial term through July 2, 2019.

(2)	Operating assets and real estate are leased from an unaffiliated third party through April 30, 2025.

(3)	Operating assets and real estate are leased from a subsidiary of Sprague Holdings through October 30, 2023.

(4)	One storage warehouse is leased from an unaffiliated third party and the balance of the property is owned by us.

Item 3. Legal Proceedings
From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the captions Legal, Environmental and Other Proceedings in Note 19 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report, which information is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. As of March 8, 2019, Sprague Holdings owned 12,106,348 common units, which represents 53% of the limited partner interest in us. We have gathered tax information for our known unitholders and from brokers/nominees and, based on the information collected, we have estimated that the number of our beneficial common unitholders was 4,600 at December 31, 2018 and was 4,260 at December 31, 2017.
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

See Part I, Item 1A - Risk Factors - Risk Related to our Business.

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
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data
The following table presents selected historical financial and operating data of the Partnership as of the dates and for the periods indicated. The selected historical financial data is derived from the historical consolidated financial statements of the Partnership. This table should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements of the Partnership and the notes thereto included in Part II, Item 8 of this Annual Report.
The following table presents the non-GAAP financial measure of adjusted EBITDA, which we use in our business as an important supplemental measure of our performance. We define and explain this measure in Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—How Management Evaluates Our Results of Operations—Adjusted Gross Margin and Adjusted EBITDA” and reconcile EBITDA and Adjusted EBITDA to net income (loss), their most directly comparable financial measure calculated and presented in accordance with GAAP.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except unit data and operating data)
Statements of Operations Data:
Net sales	$3,771,133	$2,854,996	$2,389,998	$3,481,914	$5,069,762
Cost of products sold (exclusive of depreciation and amortization)	3,445,385	2,602,788	2,179,089	3,188,924	4,755,031
Operating expenses	88,659	72,284	65,882	71,468	62,993
Selling, general and administrative	80,799	87,582	84,257	94,403	76,420
Depreciation and amortization	33,378	28,125	21,237	20,342	17,625
Total operating costs and expenses	3,648,221	2,790,779	2,350,465	3,375,137	4,912,069
Operating income	122,912	64,217	39,533	106,777	157,693
Other income (expense)	293	108	(114)	298	(288)
Interest income	577	339	388	456	569
Interest expense	(38,931)	(31,345)	(27,533)	(27,367)	(29,651)
Income before income taxes	84,851	33,319	12,274	80,164	128,323
Income tax provision (1)	(5,032)	(3,822)	(2,108)	(1,816)	(5,509)
Net income	$79,819	$29,497	$10,166	$78,348	$122,814
Income attributable to Kildair through December 8, 2014	—	—	—	—	(4,080)
Incentive distributions declared	(7,879)	(3,993)	(1,742)	(321)	—
Limited partners’ interest in net income	$71,940	$25,504	$8,424	$78,027	$118,734
Net income per limited partner unit:
Common—basic	$3.17	$1.15	$0.40	$3.71	$5.88
Common—diluted	$3.16	$1.13	$0.38	$3.65	$5.84
Weighted-average units used to compute net income per limited partner unit:
Common—basic	22,728,218	22,208,964	11,202,427	10,975,941	10,131,928
Common—diluted	22,737,404	22,474,872	11,560,617	11,141,333	10,195,566
Subordinated—basic and diluted	N/A	N/A	10,071,970	10,071,970	10,071,970
Distributions declared per unit	$2.66	$2.46	$2.22	$1.98	$1.74
Adjusted EBITDA (2)	$102,005	$109,230	$110,197	$113,348	$108,283

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except operating data)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$158,979	$57,042	$131,744	$287,613	$15,564
Investing activities	(16,855)	(153,269)	(44,897)	(14,565)	(132,492)
Financing activities	(141,315)	100,286	(115,129)	(245,965)	118,390
Other Financial and Operating Data (unaudited):
Capital expenditures	$17,249	$46,955	$15,986	$14,899	$18,580
Ten Year Average Heating Degree Days (3)	4,907	4,944	4,923	4,946	4,945
Heating Degree Days (3)	5,020	4,807	4,717	5,059	5,291
Variance from average heating degree days	2%	(3)%	(4)%	2%	7%
Variance from prior period heating degree days	4%	2%	(7)%	(4)%	4%
Total refined products volumes sold (barrels)	37,639	33,720	33,240	40,099	39,720
Variance from refined products volume from prior period	12%	1%	(17)%	1%	13%
Total natural gas volumes sold (MMBtus)	60,385	61,883	61,732	56,894	54,430
Variance from natural gas volume from prior period	(2)%	—%	9%	5%	5%
Balance Sheet Data (at period end):
Cash and cash equivalents	$7,530	$6,815	$2,682	$30,974	$4,080
Property, plant and equipment, net	349,846	350,059	251,101	250,909	250,126
Total assets	1,245,240	1,362,985	1,012,474	1,000,332	1,339,840
Total debt (including capital lease obligations)	667,415	728,666	561,259	621,100	822,307
Total liabilities	1,108,264	1,231,151	887,037	842,847	1,223,946
Total unitholders’ equity	136,976	131,834	125,437	157,485	115,894

(1)
The Partnership is treated as a pass through entity for U.S. federal income tax purposes. For pass through entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in our financial statements. The Partnership’s Canadian entities are subject to Canadian income tax.

(2)
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for changes in unrealized gains (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, adjusted for the impact of acquisition related expenses, and adjusted for the impact of biofuel excise tax credits resulting from retroactive tax legislation changes that occurred in 2018. For a discussion of the non-GAAP financial measure EBITDA and adjusted EBITDA, please read “Non-GAAP Financial Measures” in Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

(3)
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

Reconciliation of Net Income to EBITDA and Adjusted EBITDA
The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA, on a historical basis, as applicable, for each of the years indicated:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$79,819	$29,497	$10,166	$78,348	$122,814
Add/(deduct):
Interest expense, net	38,354	31,006	27,145	26,911	29,082
Tax expense (benefit)	5,032	3,822	2,108	1,816	5,509
Depreciation and amortization	33,378	28,125	21,237	20,342	17,625
EBITDA	$156,583	$92,450	$60,656	$127,417	$175,030
Add/(deduct):
Change in unrealized gain on inventory (1)	(32,960)	124	31,304	2,079	(11,070)
Change in unrealized value on prepaid forward contracts (2)	—	(1,076)	(1,552)	2,628	—
Change in unrealized value on natural gas transportation contracts (3)	(19,114)	10,441	18,612	(21,695)	(58,694)
Other adjustments (4)	771	231	—	—	—
Biofuel excise tax credits (5)	(4,022)	4,022	—	—	—
Acquisition related expenses (6)	747	3,038	1,177	2,919	3,017
Adjusted EBITDA	$102,005	$109,230	$110,197	$113,348	$108,283

(1)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to unrealized gain on inventory which is not included in net income (loss), represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
Represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines in value.

(3)
Represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized gains (losses).

(4)	Represents the change in the fair value of the contingent consideration related to the 2017 Coen Energy acquisition and accretion expense.

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities and in both cases the program was reinstated retroactively to January 1st of the previously expired year. During the year ended December 31, 2018, we recorded excise tax credits of approximately $4.0 million that relate to blending activities that occurred during the year ended December 31, 2017. We record these credits in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

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
In our natural gas segment we purchase, sell and distribute natural gas to approximately 14,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. We purchase the natural gas from natural gas producers and trading companies.
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

Our foreign sales, primarily sales of refined products and natural gas to customers in Canada, were $290.4 million, $265.7 million and $196.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2018	2017
United States	$277,405	$273,374
Canada	72,441	76,685
Total	$349,846	$350,059
How Management Evaluates Our Results of Operations
Our management uses a variety of financial and operational measurements to analyze our performance. These measurements include: (1) adjusted EBITDA and adjusted gross margin, (2) operating expenses, (3) selling, general and administrative (or SG&A) expenses and (4) heating degree days.
EBITDA, adjusted EBITDA and adjusted gross margin used in this Annual Report are non-GAAP financial measures. We also present maintenance capital expenditures and expansion capital expenditures, additional non-GAAP financial measures, as described in "Liquidity and Capital Resources - Capital Expenditures" of this Annual Report.
EBITDA and Adjusted EBITDA
Management believes that adjusted EBITDA is an aid in assessing repeatable operating performance that is not distorted by non-recurring items or market volatility and the ability of our assets to generate sufficient revenue, that when rendered to cash, will be available to pay interest on our indebtedness and make distributions to our unitholders.
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, adjusted for the impact of acquisition related expenses, and adjusted for the impact of biofuel excise tax credits resulting from retroactive tax legislation changes that occurred in 2018.
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
The GAAP measure most directly comparable to EBITDA and adjusted EBITDA is net income (loss). EBITDA and adjusted EBITDA should not be considered as alternatives to net income (loss) or cash provided by (used in) operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. EBITDA and adjusted EBITDA are not presentations made in accordance with GAAP and have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Because EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income (loss) and are defined differently by different companies, our definitions of EBITDA and adjusted EBITDA may not be comparable to similarly titled measures of other companies.

We recognize that the usefulness of EBITDA and adjusted EBITDA as evaluative tools may have certain limitations, including:

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
Adjusted Gross Margin
Management trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income (loss). Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and its commodity market value reporting to lenders.
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
For a reconciliation of adjusted gross margin and adjusted EBITDA to the GAAP measures most directly comparable, see the reconciliation tables included in Results of Operations. See Segment Reporting included under Note 17 to our Consolidated Financial Statements for a presentation of our financial results by reportable segment.
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
As described above, pursuant to GAAP, we value our commodity derivative hedges at the end of each reporting period based on current commodity prices and record hedging gains or losses, as appropriate. Also as described above, and pursuant to GAAP, our refined products and natural gas inventory and natural gas transportation contract rights, to which the commodity derivative hedges relate, are not marked to market for the purpose of recording gains or losses. In measuring our operating performance, we rely on our GAAP financial results, but we also find it useful to adjusts our results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts. By making such adjustments, as reflected in adjusted gross margin and adjusted EBITDA, we believe that we are able to align more closely hedging gains and losses to the period in which the revenue from the sale of inventory and income from transportation contracts relating to those hedges is realized.
Trends and Factors that Impact our Business
This section identifies certain factors and industry-wide trends that may affect our financial performance and results of operations.

•
New, stricter environmental laws and regulations are increasing the compliance cost of terminal operations, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, local and foreign laws and regulations regulating product quality specifications, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Compliance with laws and regulations may increase our overall cost of business including our capital cost to maintain and upgrade equipment and facilities.

•
Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2018, we generated an average of 71% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.

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

•
Interest rates could continue to rise. Since mid-2018, the credit markets have been experiencing increasing interest rates as compared to the near-record lows in interest rates that existed since mid-2009. Further increases in interest rates could affect our ability to access the debt capital markets on favorable terms. In addition, interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2018, we hedged approximately 43% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Results of Operations

Overview
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or net realizable value. Please read “How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read Part I, Item 1. "Business - 2017 Acquisitions.”
The following tables set forth information regarding our results of operations for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ in thousands)
Net sales	$3,771,133	$2,854,996	$916,137	32%
Cost of products sold (exclusive of depreciation and amortization)	3,445,385	2,602,788	842,597	32%
Operating expenses	88,659	72,284	16,375	23%
Selling, general and administrative	80,799	87,582	(6,783)	(8)%
Depreciation and amortization	33,378	28,125	5,253	19%
Total operating costs and expenses	3,648,221	2,790,779	857,442	31%
Operating income	122,912	64,217	58,695	91%
Other (expense) income	293	108	185	171%
Interest income	577	339	238	70%
Interest expense	(38,931)	(31,345)	(7,586)	24%
Income before income taxes	$84,851	$33,319	$51,532	155%
Income tax provision	(5,032)	(3,822)	(1,210)	32%
Net income	$79,819	$29,497	$50,322	171%

	Years Ended December 31,		Increase/(Decrease)
	2017	2016	$	%
	($ in thousands)
Net sales	$2,854,996	$2,389,998	$464,998	19%
Cost of products sold (exclusive of depreciation and amortization)	2,602,788	2,179,089	423,699	19%
Operating expenses	72,284	65,882	6,402	10%
Selling, general and administrative	87,582	84,257	3,325	4%
Depreciation and amortization	28,125	21,237	6,888	32%
Total operating costs and expenses	2,790,779	2,350,465	440,314	19%
Operating income	64,217	39,533	24,684	62%
Other income (expense)	108	(114)	222	(195)%
Interest income	339	388	(49)	(13)%
Interest expense	(31,345)	(27,533)	(3,812)	14%
Income before income taxes	$33,319	$12,274	$21,045	171%
Income tax provision	(3,822)	(2,108)	(1,714)	81%
Net income	$29,497	$10,166	$19,331	190%

Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our operating income to our total adjusted gross margin, a non-GAAP measure, and a reconciliation of our net income to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures and How Management Evaluates Our Results of Operations of this report. The table below also presents information on weather conditions for the periods presented.

	Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$122,912	$64,217	$39,533
Operating costs and expenses not allocated to operating segments:
Operating expenses	88,659	72,284	65,882
Selling, general and administrative	80,799	87,582	84,257
Depreciation and amortization	33,378	28,125	21,237
Add/(deduct):
Change in unrealized gain on inventory (1)	(32,960)	124	31,304
Change in unrealized value on prepaid forward contracts (2)	—	(1,076)	(1,552)
Change in unrealized value on natural gas transportation contracts(3)	(19,114)	10,441	18,612
Total adjusted gross margin (4):	$273,674	$261,697	$259,273
Adjusted Gross Margin by Segment:
Refined products	$150,965	$142,467	$142,581
Natural gas	57,875	65,060	62,435
Materials handling	57,515	46,512	45,712
Other operations	7,319	7,658	8,545
Total adjusted gross margin	$273,674	$261,697	$259,273
Reconciliation of Net Income to Adjusted EBITDA
Net income	$79,819	$29,497	$10,166
Add:
Interest expense, net	38,354	31,006	27,145
Tax provision	5,032	3,822	2,108
Depreciation and amortization	33,378	28,125	21,237
EBITDA (4):	$156,583	$92,450	$60,656
Add/(deduct):
Change in unrealized gain on inventory (1)	(32,960)	124	31,304
Change in unrealized value on prepaid forward contracts (2)	—	(1,076)	(1,552)
Change in unrealized value on natural gas transportation contracts(3)	(19,114)	10,441	18,612
Biofuel tax credit (5)	(4,022)	4,022	—
Acquisition related expenses (6)	747	3,038	1,177
Other adjustments (7)	771	231	—
Adjusted EBITDA (5)	$102,005	$109,230	$110,197
Other Data:
Ten Year Average Heating Degree Days (8)	4,907	4,944	4,923
Heating Degree Days (8)	5,020	4,807	4,717
Variance from average heating degree days	2%	(3)%	(4)%
Variance from prior period heating degree days	4%	2%	(7)%

(1)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to unrealized gain on inventory which is not included in net income (loss), represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values.The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
Represents our estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives we use to economically hedge our prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines in value.

(3)
Represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized gains (losses).

(4)	For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017. During the year ended December 31, 2018, we recorded excise tax credits of approximately $4.0 million that relate to blending activities that occurred during the year ended December 31, 2017. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. This adjustment reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

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

Analysis of Consolidated Operating Results
For the years ended December 31, 2018 our operating income increased $58.7 million, or 91%, to $122.9 million, as compared to $64.2 million for the year ended December 31, 2017. For the years ended December 31, 2018 and 2017, our operating income includes unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $52.1 million and $(9.5) million, respectively, which favorably impacted operating income for the year ended December 31, 2018 by $61.6 million. Operating income for the year ended December 31, 2018 was also impacted by higher operating costs and depreciation and amortization as a result of five business acquisitions completed in 2017, which were partially offset by lower SG&A expenses, primarily due to lower incentive related employee costs.
For the years ended December 31, 2017 our operating income increased $24.7 million, or 62%, to $64.2 million, as compared to $39.5 million for the year ended December 31, 2016. For the years ended December 31, 2017 and 2016 our operating income included unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts of $(9.5) million and $(48.4) million, respectively, which favorably impacted operating income for the year ended December 21, 2017 by $38.9 million. Operating income for the year ended December 31, 2017 was also impacted by higher operating costs, SG&A expenses and depreciation and amortization, all primarily as a result of five business acquisitions completed in 2017.
See Analysis of Operating Segments and Liquidity and Capital Resources below for additional details on changes in our operating results.

Analysis of Operating Segments

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,580,838	1,416,240	164,598	12%
Natural gas (MMBtus)	60,385	61,883	(1,498)	(2)%
Materials handling (short tons)	2,627	2,366	261	11%
Materials handling (gallons)	488,972	385,896	103,076	27%
Net Sales:
Refined products	$3,357,769	$2,455,577	$902,192	37%
Natural gas	332,038	331,669	369	—%
Materials handling	57,509	46,513	10,996	24%
Other operations	23,817	21,237	2,580	12%
Total net sales	$3,771,133	$2,854,996	$916,137	32%
Adjusted Gross Margin:
Refined products	$150,965	$142,467	$8,498	6%
Natural gas	57,875	65,060	(7,185)	(11)%
Materials handling	57,515	46,512	11,003	24%
Other operations	7,319	7,658	(339)	(4)%
Total adjusted gross margin	$273,674	$261,697	$11,977	5%
Adjusted Unit Gross Margin:
Refined products	$0.095	$0.101	$(0.006)	(6)%
Natural gas	$0.958	$1.051	$(0.093)	(9)%

Refined Products
Refined products net sales increased $0.9 billion, or 37%, due to a combination of a 23% increase in the average sales price and a 12% gain in product volume.
Refined products adjusted gross margin increased $8.5 million due to the higher volumes. The volume increase was a result of higher discretionary sales, as well as the impact of a full year of acquisitions, in particular the Coen Energy transaction completed in October 2017. Other significant factors included the transition of Kildair's asphalt marketing to material handling and the retroactive reinstatement of the biofuel excise tax credit which largely offset each other. The majority of the volume gain occurred in the first quarter of the year, with a period of severe weather conditions early in the quarter leading to competitor supply outages in some key markets. The volume gains were principally in distillates, with higher heavy oil volumes also a contributor.
Adjusted unit margins declined by 6%, due primarily to a combination of less attractive market conditions to purchase and store inventory along with fewer blending opportunities.
Natural Gas
Natural gas net sales were consistent with the same period last year, with the higher average price offsetting the 2% decline in volume. The volume reduction was primarily due to the loss of certain higher volume, lower adjusted unit gross margin accounts.
Natural gas adjusted gross margin decreased $7.2 million, or 11%, principally due to a 9% decline in average adjusted unit gross margin. The lower unit margin resulted from a combination of fewer optimization opportunities for pipeline capacity particularly in the fourth quarter of 2018, and increased competitive intensity in some key markets.

Materials Handling
Materials handling net sales and adjusted gross margin both increased approximately $11.0 million, or 24%, compared to the same period last year. The primary factor was increased asphalt handling revenues from new agreements at the Kildair facility and two other U.S. terminals.  Materials handling adjusted gross margin also benefited from additional revenue at Kildair due to expanded HFO/VGO tank rental revenue and in the U.S. to increased salt handling and heavy lift activity.
Other Operations
Net sales from other operations increased by $2.6 million, or 12%, with adjusted gross margin $0.3 million, or 4% lower. The decline in adjusted gross margin was a combination of a volume reduction in coal due to decreased customer requirements as well as lower trucking activity at Kildair and fuel burner service.
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
Refined products adjusted gross margin decreased $0.1 million due to the lower adjusted unit gross margin. The volume increase was a result of acquisitions during the year, in particular L.E. Belcher and Coen Energy. The acquisition-led volume gains more than offset other reductions resulting from lower activity in the early part of the year with the milder winter weather.
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

Operating Costs and Expenses
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ in thousands)
Operating expenses	$88,659	$72,284	$16,375	23%
Selling, general and administrative expenses	$80,799	$87,582	$(6,783)	(8)%
Depreciation and amortization	$33,378	$28,125	$5,253	19%
Interest expense, net	$38,354	$31,006	$7,348	24%
Operating Expenses. Operating expenses increased $16.4 million, or 23%, reflecting $13.6 million of operating expenses at the four refined products businesses acquired during 2017, $1.5 million of increased boiler fuel and stockpile expenses related to increased materials handling activity and $1.4 million of increased fringe benefits, overtime and salaries at our existing terminals.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $6.8 million, or 8%, led by a $7.1 million decrease in employee related costs driven by decreased incentive compensation, a $2.3 million decrease in merger and acquisition expenses and $0.8 million in decreased consulting. These decreases were partially offset by a $3.3 million increase attributable to the Coen Energy acquisition.
Depreciation and Amortization. Depreciation and amortization increased $5.3 million, or 19%, primarily as a result of the five acquisitions completed in 2017.

Interest Expense, net. Interest expense, net increased $7.3 million, or 24%, primarily relating to increased borrowings within the acquisition facility of our Credit Agreement relating to acquisitions and capital improvements, increases in interest rates and to a lesser extent increased working capital requirements.

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
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our credit agreement and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2018, our working capital was $176.2 million.
As of December 31, 2018, the undrawn borrowing capacity under the working capital facility was $161.9 million and the undrawn borrowing capacity under the acquisition facility was $173.9 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2018, the amount drawn under the working capital facility of our credit agreements fluctuated from a high of $395.6 million to a low of $175.0 million.
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

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Years Ended December 31,
2018 (1)	$6,825	$9,577	$16,402
2017 (2)	$26,870	$11,521	$38,391
2016	$7,518	$8,468	$15,986

(1)	Excludes approximately $0.8 million of land acquired in 2018 in connection with the 2017 Coen Energy acquisition.

(2)	Excludes approximately $8.6 million of assets acquired in 2017 that were previously leased by the Partnership.
We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2018 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$25,897	$9,485	$11,700	$3,531	$1,181
Capital lease obligations (including interest)	6,768	1,765	3,156	1,847	—
Credit facilities (including interest) (2)	733,863	190,145	543,718	—	—
Product purchases (3)	503,763	480,181	23,582	—	—
Transportation and storage (4)	36,376	19,751	14,332	2,293	—
Contingent consideration (including discount) (5)	10,000	2,000	8,000	—	—
Deferred consideration (6)	31,820	$3,818	$7,636	7,636	12,730
Total	$1,348,487	$707,145	$612,124	$15,307	$13,911

(1)	We have leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities that are accounted for as operating leases.

(2)
Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2018. The credit agreement has a contractual maturity of April 27, 2021, and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in our Consolidated Balance Sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Interest is calculated using the rates in effect as of December 31, 2018, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.

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

(5)
Contingent consideration payments are related to the Coen Energy acquisition. The amount is remeasured at fair value every reporting period with the change in fair value recorded in general and administrative expenses (see Notes 3 - Business Combinations and 14 - Other Obligations, of Part II, Item 8 of this Annual Report on Form 10-K). The actual amount ultimately paid out may be different depending on the level of achievement of certain operating milestones.

(6)	Deferred consideration payments are related to the Carbo acquisition (see Notes 3 - Business Combinations and 14 - Other Obligations, of Part II, Item 8 of this Annual Report on Form 10-K).
Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$158,979	$57,042	$131,744
Net cash used in investing activities	$(16,855)	$(153,269)	$(44,897)
Net cash provided by (used in) financing activities	$(141,315)	$100,286	$(115,129)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2018 was $159.0 million and was favorably impacted by net income of $79.8 million, a decrease of $76.3 million in inventory, as well as a decrease of $45.0 million in accounts receivable, primarily related to lower commodity prices during the last two months of the year and to a lesser extent a decrease of $39.1 million in prepaid expenses and accounts payable. Cash flows from operations were negatively impacted by $116.3 million in derivative instruments because of the decrease in commodity prices in refined products and natural gas during the last two months of the year.
Net cash provided by operating activities for the year ended December 31, 2017 was $57.0 million and was favorably impacted by net income of $29.5 million, an increase of $71.5 million in accounts payable and accrued liabilities due to timing of payments and higher commodity prices and a decrease of $24.8 million in derivative instruments as a result of the increase in commodity prices in refined products and natural gas during the last two months of the year. Cash flows from operations were negatively impacted by an increase of $94.5 million in accounts receivable, primarily related to higher commodity prices as well as an increase of $12.2 million in inventory.
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

Investing Activities
Net cash used in investing activities for the year ended December 31, 2018 was $16.9 million and consisted primarily of $9.6 million related to maintenance capital expenditures and $6.8 million related to expansion capital expenditures across our terminal system.
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
Financing Activities
Net cash used in financing activities for the year ended December 31, 2018 was $141.3 million, and primarily resulted from $63.8 million of net payments under our credit agreement due to reduced financing requirements from lower commodity prices, year-end timing of accounts receivable levels and average lower inventory levels. In addition, distributions to unitholders were $68.6 million.
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
Credit Agreement
Sprague Operating Resources LLC and Kildair, wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (the "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of December 31, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A U.S. dollar revolving working capital facility of up to $950.0 million, subject to the Partnership's borrowing base limits, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to the Partnership's borrowing base limits, to be used for working capital loans and letters of credit; and

•
A revolving acquisition facility of up to $550.0 million, subject to the acquisition facility Partnership's borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses, and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facilities by $250.0 million and the multicurrency revolving working capital facility by $220.0 million, subject to a maximum increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, among others require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated Net Working Capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2018.
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
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016.
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

Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of unitholders’ equity. As of December 31, 2018, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).
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
For purposes of evaluating impairment of goodwill, we estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, historical operating results and anticipated future economic factors, such as estimated volumes and demand for services, commodity prices, and operating costs are considered as a component of the calculation of future discounted cash flows. Further, the discount rate requires estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual volumes, prices, costs or discount rates vary from these estimates. These assumptions contemplated business, market and overall economic conditions. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2018 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, we believe it is not reasonably likely that an impairment will occur in any of the reporting units over the next twelve months.
Revenue Recognition and Cost of Products Sold
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of our revenue is generated from refined products and natural gas contracts that have a single performance obligation which is the delivery of the related energy product. Accordingly, we recognize revenue for refined products and natural gas when title and risk of loss have been transferred to the customer which is generally at the time of shipment or delivery of products. Revenue for our materials handling segment is recorded on a straight-line basis under leasing arrangements or as services are performed.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization). Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. We sell our products or provide services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.
We account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of products sold (exclusive of depreciation and amortization). We exclude from net sales any value add, sales and other taxes which it collects concurrently with revenue-producing activities.
The majority of our revenue is derived from (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount in which we have the right to invoice the customer as product is delivered.

Recent Accounting Pronouncements
For information on recent accounting pronouncements impacting our business, see Recent Accounting Pronouncements included under Note 1 to our Consolidated Financial Statements (Part II, Item 8 of this Annual Report).
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
In addition to the financial instruments listed above, we may periodically use the ethanol futures contract that trades on the Chicago Board of Trade, or CBOT, to hedge ethanol that is used for blending into our gasoline. This ethanol contract is based on Chicago delivery. There are also swaps alternatives available in the market to hedge ethanol. In addition, we also use Rotterdam Barge 0.1% Sulfur Gasoil swaps as the primary means to hedge Kildair's marine gas oil positions.
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
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
	(in thousands)
Refined products contracts	$54,616	$12,856	$(25,316)
Natural gas contracts	(1,353)	(1,555)	7,153
Total	$53,263	$11,301	$(18,163)
Substantially all of our commodity derivative contracts outstanding as of December 31, 2018 will settle prior to June 30, 2020.

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2018 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
		(in thousands)
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended December 31, 2018, we hedged approximately 43% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2018, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $3.8 million and decrease by $3.8 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our derivative assets and derivative liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$42,893	$—	$42,893	$—
Commodity swaps and options	120,258	120,231	27	—
Commodity derivatives	163,151	120,231	42,920	—
Interest rate swaps	2,629	—	2,629	—
Currency swaps	2	—	2	—
Total derivative assets	$165,782	$120,231	$45,551	$—
Derivative liabilities:
Commodity fixed forwards	$21,036	$—	$21,036	$—
Commodity swaps and options	78,678	78,674	4	—
Commodity derivatives	99,714	78,674	21,040	—
Interest rate swaps	2,452	—	2,452	—
Total derivative liabilities	$102,166	$78,674	$23,492	$—

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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2018	2017	2016	2018	2017	2016
	(in thousands)			(in thousands)
At December 31	$193	$67	$49	$309	$341	$325
Average	54	85	107	358	223	346
High	193	545	282	740	421	1,248
Low	12	21	26	172	120	129

Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 - Index to Consolidated and Combined Financial Statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to the Partnership's management, including its President, Chief Executive Officer and the Chief Financial Officer of Sprague Resources GP LLC (the Partnership's general partner), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of December 31, 2018, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President, Chief Executive Officer and the Chief Financial Officer of the Partnership's general partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the general partner's President, Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2018.
Management’s Report Regarding Internal Control Over Financial Reporting
Management of the general partner, including the President, Chief Executive Officer and the Chief Financial Officer of the Partnership's general partner, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, Sprague Resource’s internal control over financial reporting was effective as of December 31, 2018. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this annual report on page F-3.
Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by our General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. The board of directors of our General Partner met four times during the 2018 fiscal year and each of its directors attended 100% of the meetings. The audit committee of the board of directors of our General Partner met seven times during the 2018 fiscal year and each of its members attended 100% of such meetings. The conflicts committee of the board of directors of our General Partner met one time during the 2018 fiscal year and each of its members attended.
The following table provides information as of March 8, 2019 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	55	Chairman of the Board of Directors
Beth A. Bowman	62	Director
C. Gregory Harper	54	Director
Ben J. Hennelly	48	Director
Gary A. Rinaldi	61	Director
Sally A. Sarsfield	59	Director
David C. Glendon*	53	President, Chief Executive Officer and Director
David C. Long*	45	Chief Financial Officer
R.J. Kory Arthur*	54	Vice President, Chief Accounting Officer
Thomas F. Flaherty*	63	Vice President, Refined Products
Steven D. Scammon*	57	Vice President, Chief Risk Officer
Paul A. Scoff*	59	Vice President, General Counsel, Chief Compliance Officer and Secretary
Joseph S. Smith*	62	Vice President, Corporate Development & IT
James A. Therriault*	58	Vice President, Materials Handling
Burton S. Russell	63	Vice President, Operations
Gillian H. Tierney	50	Vice President, Human Resources
Brian W. Weego*	52	Vice President, Natural Gas

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
Michael D. Milligan - Mr. Milligan was appointed chairman of the board of directors of our General Partner in July 2011. Mr. Milligan formerly served as a member of the board of directors of our Predecessor and is the President & Chief Executive Officer of Axel Johnson, a position he has held since 2003. Prior to joining Axel Johnson, Mr. Milligan spent 17 years as a partner and member of the board of directors of Monitor Group, a global consulting and merchant banking group. While at Monitor Group, Mr. Milligan’s activities covered a broad range of disciplines and industry sectors, including oil and gas, communications technology, specialty chemicals and retail and consumer products. Mr. Milligan also serves on the board of ConforMIS Inc., a medical technology company. Mr. Milligan holds a Bachelor of Arts degree from Bowdoin College and a Master's in Business Administration from Harvard University. We believe that Mr. Milligan’s more than 20 years of experience in the energy industry, as well as his extensive management skills he acquired through his involvement in the strategy, operations and governance of Axel Johnson, brings substantial perspective and leadership to our board.

Beth A. Bowman - Ms. Bowman was appointed to the board of directors of our General Partner in October 2014. Ms. Bowman served at Shell Energy North America for 17 years where she was the Senior Vice President of Sales and Origination North America, until her retirement in September 2015. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility. Mr. Bowman has served as a director at Targa Resources Corp., Targa Resources Partners LP and Targa Resources GP LLC since September 2018. In 2014, Ms. Bowman was named one of the Top 50 Most Powerful Women in Oil and Gas in the U.S. by the National Diversity Council. Ms. Bowman served on the boards of the California Power Exchange and the California Foundation of Energy and Environment. Ms. Bowman received her Bachelor of Science degree Civil Engineering from the University of Illinois, a Master’s degree in Civil Engineering from San Diego State University and a Master’s degree in Business Administration Finance from University of San Diego. We believe that Ms. Bowman’s extensive energy industry background, particularly her experience in senior leadership roles and board positions of other energy companies, provide the board of directors of our General Partner with valuable knowledge and skill.
C. Gregory Harper - Mr. Harper was appointed to the board of directors of our General Partner in October 2013 in connection with our IPO. On April 2, 2018, Mr. Harper was appointed President and CEO of Blue Mountain Midstream LLC and a member of the Board of directors of its parent Riviera Resources in August of 2018. On April 1, 2017, Mr. Harper retired from Enbridge Inc. where he served as President, Gas Pipelines and Processing. Before joining Enbridge, Mr. Harper was appointed principal executive officer of Midcoast Holdings L.L.C in 2014, and served as Senior Vice President of Midstream with Southwestern Energy Company, from August 2013 to January 2014. Prior to joining Southwestern Energy, Mr. Harper served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services from December 2008 to June 2013. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. Mr. Harper currently serves on the board of directors of the Interstate Natural Gas Association of America. Mr. Harper received his Bachelor’s degree in Mechanical Engineering from the University of Kentucky and his Master’s degree in Business Administration from the University of Houston. We believe Mr. Harper’s extensive industry background, particularly his financial reporting and oversight expertise, will bring important experience and skill to the board of directors of our General Partner.

Ben J. Hennelly - Mr. Hennelly was appointed to the board of directors of our General Partner in July 2011 and was appointed as an independent director and member of the audit committee in February 2019. Mr. Hennelly, currently an independent strategy and finance consultant, served as Chief Financial Officer of Decisyon Inc., in which Axel Johnson holds a 20% minority stake, from September 2012 through December 2014, and as President and Chief Executive Officer from December 2014 through July 2017. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson during the period of March 2007 through June 2012 and as Executive Vice President for Axel Johnson from June 2012 through December 2014. Mr. Hennelly has held various positions within the Axel Johnson Group since joining our Predecessor in April 2003, including Vice President, Business Development of our Predecessor and, more recently, Vice President, Corporate Development at Axel Johnson. Before joining the Axel Johnson Group, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecommunication services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a Ph.D from Brown University. We believe that Mr. Hennelly’s 20 years of consulting and management experience in a variety of industries, together with his deep understanding of our business from nearly three years of service at our Predecessor, make Mr. Hennelly well-suited to serve on the board of directors of our General Partner.

Gary A. Rinaldi - Mr. Rinaldi was appointed to the board of directors of our General Partner in July 2011. Until his retirement from his role as an executive officer of our General Partner on December 31, 2018, Mr. Rinaldi served as Senior Vice President, Chief Operating Officer and Chief Financial Officer of our Predecessor from January 2008 and, in July 2011, was named to this position with our General Partner. Prior to his retirement from his role as an executive officer of our General Partner, Mr. Rinaldi had been continuously employed by the predecessors the Partnership (collectively, our "Predecessor") and the General Partner since April 2003. Before joining our Predecessor, Mr. Rinaldi was Managing Director and Chief Financial Officer for the SUN Group. Prior to that, Mr. Rinaldi held several senior financial and operational management positions at Phibro Energy, a division of Salomon Inc., including Vice President and Chief Financial Officer and Director of Phibro Energy Production Inc. Mr. Rinaldi received his Bachelor’s degree in Economics with a concentration in Accounting from The Wharton School, the University of Pennsylvania and is a former Certified Public Accountant. We believe that Mr. Rinaldi’s experience with our Predecessor plus his 22 years of prior experience in a variety of senior financial and operational management roles in the energy industry, when combined with his past service on multiple boards of directors, allows him to bring substantial experience and leadership skills to the board of directors of our General Partner.
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
David C. Long - Mr. Long joined our General Partner in December 2018 and assumed the role of Chief Financial Officer in January 2019. From June 2013 until December 2018, Mr. Long served as Senior Vice President with Kinetico Incorporated, a subsidiary of Axel Johnson, Inc., during which he was responsible for marketing, sales and business development activity in North America. From February 2008 through June 2013, Mr. Long served as Senior Vice President and Chief Financial Officer of Kinetico Incorporated where he led the finance and accounting organization. From 1998 through 2008, Mr. Long held a variety of roles with our Predecessor, most recently as Managing Director of Sales, Refined Products. Mr. Long holds a Bachelor’s degree from the University of Maine and a Master of Finance degree from Boston College.
R.J. Kory Arthur - Mr. Arthur was appointed Vice President, Chief Accounting Officer in August 2018. Prior to this appointment, Mr. Arthur served as Managing Director, Investor Relations and Internal Audit from April 2017 to August 2018 and Director, Business Development from February 2014 to April 2017. Mr. Arthur also served as Senior Director, Credit and Risk with World Fuel Services Corporation from February 2013 to February 2014. Mr. Arthur held positions with our Predecessor from February 2007 until January 2013, most recently serving as Assistant Treasurer, Director of Credit. Prior to joining our Predecessor, Mr. Arthur worked in public accounting at Deloitte and he has held various senior management positions at Irving Oil. Mr. Arthur received a Bachelor’s degree in Business Administration from the University of New Brunswick, a Master’s degree in Business Administration from Southern New Hampshire University, and is a Certified Public Accountant.

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
Steven D. Scammon - Mr. Scammon was appointed Vice President, Chief Risk Officer of our General Partner in February, 2014 with duties including overseeing risk management and related control processes, including all middle office activities and insurance groups. Previously, Mr. Scammon was appointed to the position of Vice President, Trading and Pricing of our General Partner in July 2011, a position he held with our Predecessor since January 28, 2008. In that role, Mr. Scammon was responsible for refined products trading and pricing. Mr. Scammon also managed customer service until February 2013 at which time it was moved into marketing. Mr. Scammon joined our Predecessor as Vice President, Clean Products on December 26, 2000 and has been continuously employed by our Predecessor since then. Prior to joining our Predecessor, Mr. Scammon served as Senior Vice President with the Consolidated Natural Gas Energy Services Co. Mr. Scammon received his Bachelor’s degree in Economics from Denison University.
Paul A. Scoff - Mr. Scoff was appointed Vice President, General Counsel, Chief Compliance Officer and Secretary of our General Partner in July 2011, a position he held with our Predecessor since June 1, 2011. Mr. Scoff has been continuously employed by our Predecessor since December 1999, serving as Vice President, General Counsel and Secretary during such time. Prior to joining our Predecessor, Mr. Scoff was the Vice President and General Counsel of Genesis Energy L.P., a publicly traded master limited partnership. Prior to Genesis, Mr. Scoff served as Senior Counsel with Basis Petroleum (formerly known as Phibro Energy U.S.A. Inc., a division of Salomon Inc.). He received his Juris Doctor from the University of Houston Law Center and his Bachelor’s degree, cum laude, in Political Science and English from Washington and Jefferson College.
Joseph S. Smith - Mr. Smith was appointed Vice President, Corporate Development & IT of our General Partner in February 2019. In this role he has oversight responsibility for Kildair, Coen Energy, and Information Technology, as well as leading Sprague's acquisition sourcing and integration efforts. Prior to this appointment, Mr. Smith served as Vice President, Business Development from February 2014 to January 2019. Mr. Smith also served as Vice President, Chief Risk Officer and Strategic Planning of our General Partner from July 2011 to January 2014, a position he held with our Predecessor since July 2006. In such role, Mr. Smith was tasked with oversight responsibility for risk management and related control processes. Mr. Smith has been an employee of our Predecessor since April 2001 when he joined as Vice President, Corporate Planning and Development and was subsequently promoted to Vice President, Pricing and Performance Management. Prior to joining our Predecessor, Mr. Smith was a Principal with Arthur D. Little, Inc.’s international energy consulting practice. He also worked in various positions for Mobil Oil Corporation, including in the areas of sales and supply and research and development. Mr. Smith received his Bachelor’s degree in Chemical Engineering from the University of Maine. He received a Master’s degree in Chemical Engineering from Pennsylvania State University and a Master’s degree in Business Administration in Finance from Drexel University.
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

Gillian H. Tierney - Ms. Tierney became the Vice President of Human Resources in May of 2017. Prior to joining Sprague, Ms. Tierney was the Vice President of Human Resources at Amadeus IT Holding, SA, a hospitality software company from October 2007 to May 2017. Prior to Amadeus, Ms. Tierney served as the Director of Human Resources for Bottomline Technologies, a payment and invoice automation software company from March 2004 to June 2007 and as the Director of Human Resources at Tecnomatix Technologies, a manufacturing process management software company from February 1999 to March 2004. Ms. Tierney spent her early career working in higher education in the career development field, and holds a Bachelor of Arts from the University of New Hampshire, a Master's degree in Education from the University of Massachusetts, a Senior Human Resource Professional certification and is a Senior Certified Professional from the Society of Human Resource Management.
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
Director Independence
NYSE rules do not require that the board of directors of our General Partner be composed of a majority of independent directors. Nonetheless, the board of directors of our General Partner has affirmatively determined that Ms. Bowman and Messrs. Harper and Hennelly meet the independence standards established by the NYSE.
Committees of the Board of Directors
The board of directors of our General Partner has an audit committee and a conflicts committee. Each of the standing committees of the board of directors has the composition and responsibilities described below. NYSE rules do not require us to have a compensation committee or a nominating/corporate governance committee. Ms. Bowman and Messrs. Harper and Hennelly are members of the audit committee and Ms. Bowman and Mr. Harper are members of the conflicts committee.
Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Harper and Hennelly are the current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2018.

Conflicts Committee
The board of directors of our General Partner established a conflicts committee to review specific matters that the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our General Partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Mr. Harper are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our General Partner of any duties it may owe us or our unitholders. The conflicts committee met once during fiscal year 2018.

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
Corporate Code of Business Conduct and Ethics
The board of directors of our General Partner has approved a Corporate Code of Business Conduct and Ethics which is applicable to all directors, officers and employees of our General Partner, including the principal executive officer and the principal financial officer. The Corporate Code of Business Conduct and Ethics is available on the “Investor Relations—Corporate Governance” section of our website at https://investors.spragueenergy.com/corporate-governance and in print without charge to any unitholder who sends a written request to our secretary at our principal executive offices. We intend to post any amendments of this code or waivers of its provisions applicable to directors or executive officers of our General Partner, including its principal executive officer and principal financial officer, at the above referenced Corporate Governance location on our website.
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
The conflicts committee is authorized to review, evaluate and approve any potential conflicts of interest between the General Partner or its affiliates (excluding the Partnership), on one hand, and the Partnership, its subsidiaries, or any limited partner of the Partnership, on the other hand; and, the conflicts committee may engage consultants, attorneys, independent accountants and/or other service providers to assist in the evaluation of quantitative and/or qualitative material conflicts matters. Any such approval by the conflicts committee will constitute approval of such matter and no other action of the board of directors is required.
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

Current conflicts committee members include Mr. Harper and Ms. Bowman and these two members qualify as independent directors, satisfying the SEC and NYSE standards for independence as of the date hereof.

Available Information
Our Audit Committee charter, Conflicts Committee charter, Corporate Code of Business Conduct and Ethics, Corporate Governance Guidelines, Financial Code of Ethics, Insider Trading Policy, Short-Swing Trading and Reporting Policy and Whistleblower Policy are available, free of charge within the “Investor Relations—Corporate Governance” section of our website at https://investors.spragueenergy.com/corporate-governance and in print to any unitholder who so requests. Requests for print copies may be directed to: Investor Relations, Sprague Resources LP, 185 International Drive, Portsmouth, New Hampshire 03801 or made by telephone by calling (800) 225-1560. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.
Pursuant to our Corporate Governance Guidelines, Mr. Milligan is the lead, non-management director and will preside over regularly scheduled executive sessions of the board of directors without management (“Lead Director”). To view the designated Lead Director and the method for communicating directly with the Lead Director, please see the “Investor Relations—Corporate Governance” section of our website at https://investors.spragueenergy.com/corporate-governance.
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
Employee, Officer and Director Hedging
Per the Short-Swing Trading and Reporting Policy of the General Partner adopted on October 14, 2013, no director, Section 16 officer, or employee who beneficially owns 10% or more of the Partnership's common units, (together, "insiders"), nor an immediate family member of an insider, nor any other relative of an insider living in the insider's home, may make any short sales of any Partnership securities. Also, such persons may not buy or sell puts, calls or options in respect of the Partnership's securities at any time.

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
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2018, referred to in this report as the “Named Executive Officers,” and to discuss why and how the 2018 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2018 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis.
The Named Executive Officers for the fiscal year ending December 31, 2018 are as follows:

David C. Glendon	President and Chief Executive Officer
Gary A. Rinaldi	Senior Vice President, Chief Operating Officer and Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Steven D. Scammon	Vice President, Chief Risk Officer
Brian W. Weego	Vice President, Natural Gas
Please note that Gary A. Rinaldi retired as Senior Vice President, Chief Operating Officer and Chief Financial Officer as of December 31, 2018; and, David C. Long assumed the role of Chief Financial Officer as of January 1, 2019.
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
Components of Compensation
For the fiscal year ending December 31, 2018, the compensation for our Named Executive Officers consisted of the following elements:

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
In 2018, following a review of base salary levels for each Named Executive Officer other than himself, Mr. Glendon recommended, and the board of directors approved modest increases in the base salaries of Messrs. Rinaldi, Flaherty, Scammon, and Weego, including Mr. Glendon. The board of directors chose to increase the base salaries for each of our Named Executive Officers. This decision was made in an attempt to balance our desire to retain the services of these officers in a competitive employment market and account for increases in the cost of living.
The following 2018 Base Salary increases for the Named Executive Officers became effective on April 2, 2018.

Name	2017 Base Salaries	2018 Base Salaries	Percentage Increase
David C. Glendon	$365,925	$371,413	1.5%
Gary A. Rinaldi	$365,925	$371,413	1.5%
Thomas F. Flaherty	$268,666	$272,695	1.5%
Steven D. Scammon	$280,233	$284,436	1.5%
Brian W. Weego	$257,981	$265,720	3.0%
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
The annual incentive bonus received by each Named Executive Officer is initially calculated based on the percentage funding level for the total bonus pool. For example, if the bonus pool for the year was funded based on our performance at a level equal to 120% of the sum of all participants’ target bonuses, then the starting place for each Named Executive Officer’s annual incentive bonus determination would be 120% of their target bonus. Mr. Glendon may then recommend a higher or lower annual incentive bonus based on each Named Executive Officer’s personal performance as well as the performance of their respective business for that year. Mr. Glendon submits his recommendations to the board of directors who then review and discuss the recommendations. After weighing all of this information, the board of directors establishes the final annual incentive bonus amounts for each Named Executive Officer. Once this determination is made, the board of directors determines what portion of the annual incentive bonus paid to each of the Named Executive Officers will be delivered in cash and what portion, if any, will be delivered in our common units. Generally, any portion of the annual incentive bonus delivered in common units to the Named Executive Officers is fully vested at the time of grant, subject to any holding requirements or restrictions, as determined by the board of directors in its discretion.
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
Our board of directors selected distributable cash flow as the performance metric for the 2018 annual incentive bonus program, as such metric demonstrates the Partnership's ability to deliver on its growth plan and generate distributable cash flow for distributions to unitholders. Distributable cash flow is a non-GAAP measure; and, for Named Executive Officer annual incentive compensation purposes, we define distributable cash flow as net income (loss) before interest, income taxes, depreciation and amortization adjusted for unrealized hedging losses and gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, and increased by incentive compensation expense expected to be settled with the issuance of our common units, expenses related to business combinations and other adjustments. Additionally, for annual incentive compensation purposes, there is an allocation of overhead charges and other minor adjustments made to the total distributable cash flow.
The board established a minimum distributable cash flow threshold for annual incentive compensation purposes of $58.0 million for the 2018 annual incentive bonus pool that must be met before the pool will begin to fund. Once the distributable cash flow threshold is met, 25% of distributable cash flow is allocated to the bonus pool until the bonus pool is funded at a level equal to 200% of the target bonus pool amount. After the bonus pool is funded at 200% of the target bonus pool amount, 10% of the additional distributable cash flow above that level, if any, is allocated to the annual incentive bonus pool. For 2018, actual distributable cash flow for annual incentive compensation purposes was $51.2 million. As a result, the minimum distributable cash flow threshold level for the annual incentive bonus program was not met and the Named Executive Officers were not awarded an annual incentive bonus for fiscal year ended December 31, 2018.

Long-Term Equity Incentive Awards
In October 2013, our General Partner adopted the LTIP, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards. In March 2016, our board of directors decided to grant unit-settled performance-based phantom units that vest based on earnings before interest, tax, depreciation and amortization at Sprague Holdings reduced by interest expense and capital expenditures ("Sprague Holdings Operating Cash Flow" or "Sprague Holdings OCF") over a three-year performance period. Sprague Holdings does not generate audited financial statements but is included in the audited financial statements of our Sponsor, Axel Johnson.
In March 2018, our board of directors again determined to award unit-settled performance-based phantom units utilizing the Sprague Holdings OCF performance metric. The board determined that calculating the performance metric at Sprague Holdings will reflect the fact that the General Partner manages assets owned by Axel Johnson that were not contributed to the Partnership. The board believes that this compensation structure avoids the possibility of misaligned peer groupings and that the incentive compensation reflects the General Partner's total management activity. A majority of the assets at Sprague Holdings were formerly held by our Predecessor and consist of one operating terminal and one terminal that is not in operation, both of which were similar in nature to assets currently held by the Partnership. Accordingly, the board of directors believes that there is a high correlation of performance between Sprague Holdings and the Partnership.
Under the 2018 long-term equity incentive program, Sprague Holdings OCF is measured over a performance period from January 1, 2018 through December 31, 2020. Sprague Holdings OCF of greater than $159.1 million must be met before any of the phantom units granted in 2018 will vest. The table below shows the rate of increase in Sprague Holdings OCF above the $159.1 million threshold amount and the corresponding vesting level of the 2018 phantom units.

Increase of Sprague Holdings Operating Cash Flow Above Threshold	Percentage of Target Phantom Units that Vest
0.0%	0%
5.2%	50%
10.3%	100%
46.7%	200%
If the growth of Sprague Holdings Operating Cash Flow for the performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.
In March 2018, the board of directors granted a target number of the phantom unit awards described above, having a grant date fair value of $23.30 per unit, to each of our Named Executive Officers as follows:

	2018 Long-Term Incentive Program
Name	Target Number of Phantom Units Granted	Grant Date Fair Value per Common Unit (1)
David C. Glendon	20,000	$23.30
Gary A. Rinaldi	20,000	$23.30
Thomas F. Flaherty	5,250	$23.30
Steven D. Scammon	5,000	$23.30
Brian W. Weego	5,250	$23.30

(1)	The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
Phantom units that vest will be settled within 30 days of the end of the performance period. These awards also include a tandem distribution equivalent right that will be paid upon the settlement of the underlying phantom unit. There are no resale restrictions on common units delivered upon settlement of the phantom unit awards.
In March 2019, our board of directors determined that the 2019 long-term equity program would be structured in a manner similar to the 2018 program. In accordance with the SEC's rules and regulations, the 2019 long-term equity incentive program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2019.

Severance and Change in Control Benefits
The Named Executive Officers did not have agreements with us that contained severance provisions or change of control payment provisions during the 2018 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they enter into a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
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
Other Benefits
Health and Welfare Benefits
All of our regular full-time employees, including our Named Executive Officers, are eligible to receive the same health and welfare benefits. These benefits include group health, vision, and dental insurance coverage; participation in our 401(k) and defined contribution pension plan; short and long term disability insurance and life insurance coverage; participation in our flexible spending plan; and tuition assistance. The health and dental plans require employee contributions toward the cost of premiums. We provide short and long term disability as well as basic life insurance at no cost to our employees. Employees may also elect additional life insurance coverage at their own expense.
Retirement Benefits
During 2018, we provided all employees hired prior to January 1, 1991 who were scheduled to work at least 30 hours per week and met certain age and service requirements with the opportunity to participate in our retiree health plan. The obligation for premiums under the retiree health plan is shared by both us and the participants; and, our contributions to such premiums are capped. The retiree health plan does not provide dental benefits. Because Mr. Flaherty is the only Named Executive Officer that was employed by our Predecessor prior to January 1, 1991, he is the only Named Executive Officer eligible to participate in our retiree health plan. We also provide our employees with the opportunity to receive post-retirement life insurance on a non-discriminatory basis so long as certain age and service requirements are met. We have historically provided all eligible employees with a retirement program that consisted of two separate plans. All retirement plans discussed below are sponsored and administered by Axel Johnson.
Defined Benefit and Defined Contribution Plans
The Axel Johnson Inc. Retirement Plan, or the DB Plan, is a defined benefit pension plan. The DB Plan was discontinued as of December 31, 2003 and benefits were “frozen” as of that date with immediate vesting for all active participants in the plan at their then-accrued benefit level. The Axel Johnson Inc. Retirement Restoration Plan, or the RRP, is a related unfunded supplemental plan that provides benefits to employees participating in the DB Plan to the extent benefits cannot be paid from the DB Plan due to legal limitations on the amounts paid under qualified plans set forth in the Internal Revenue Code. In general, the RRP provides benefits for DB Plan participants whose benefits would be limited or whose allowable DB Plan compensation would be limited. As with the DB Plan, benefits under the RRP were frozen as of December 31, 2003. In place of the DB Plan, we implemented a new defined contribution plan, or the DC Plan. The DC Plan was implemented on January 1, 2004. We make all contributions under the DC Plan and participants are not allowed to make contributions. A defined contribution plan specifies the amounts the company will contribute to the plan, but investment decisions and the market risk of those decisions are the obligation of the participant. We contribute an amount equal to 5% of all eligible compensation (including base pay, annual bonus, overtime pay and commissions) each month to the plan into accounts for every eligible employee, including the Named Executive Officers. Up to an additional 8% is contributed for employees with certain levels of service who participated in the DB Plan when it was frozen and were close to retirement age. This additional contribution is intended to help those employees with a shorter earnings horizon, as they had less time to adjust their financial retirement planning following our decision to freeze the DB Plan. Full-time employees or part-time employees who are regularly scheduled to work more than 1,000 hours annually are eligible to participate in the DC Plan. Participating employees are immediately 100% vested in all contributions under the DC Plan.
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
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for such employee to properly perform his or her job duties. Employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2018, Mr. Flaherty was the only Named Executive Officer eligible to receive this benefit.

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

Although a significant portion of the compensation provided to our Named Executive Officers is performance-based, we believe our compensation programs do not encourage excessive and unnecessary risk taking by the executive officers (or other employees) as these programs are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals. We set performance goals that we believe are challenging but reasonable in light of our past performance and market conditions. At the end of each year, we review the performance of every employee as part of an annual performance review that involves several levels of management oversight. The results of those performance reviews, in addition to our short- and long-term performance, become a major factor in determining what incentives each employee will receive.
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

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
David C. Glendon	2018	369,936	—	466,000	N/A	23,650	859,586
President and Chief Executive Officer	2017	363,993	310,000	502,740	N/A	23,220	1,199,953
	2016	356,394	495,650	511,890	N/A	22,790	1,386,724
Gary A. Rinaldi	2018	369,936	—	466,000	N/A	23,650	859,586
Senior Vice President, Chief Operating Officer and Chief Financial Officer	2017	363,993	310,000	502,740	N/A	23,220	1,199,953
	2016	356,394	495,650	511,890	N/A	22,790	1,386,724
Thomas F. Flaherty	2018	271,611	—	122,325	—	49,400	443,336
Vice President, Refined Products	2017	267,248	115,000	133,000	89,002	48,720	652,970
	2016	262,008	175,325	163,965	50,462	48,540	700,300
Steven D. Scammon	2018	283,306	—	116,500	—	23,650	423,456
Vice President, Chief Risk Officer	2017	279,118	110,000	126,350	13,621	23,220	552,309
	2016	275,356	192,701	117,931	7,037	22,790	615,815
Brian W. Weego	2018	263,637	—	122,325	—	23,057	409,019
Vice President, Natural Gas	2017	255,958	115,000	133,000	13,172	22,179	539,309
	2016	247,874	175,325	155,205	6,228	21,834	606,466

(1)
Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary. Prior to April 2, 2018, the annual base salaries for our Named Executive Officers were $365,925 for Messrs. Glendon and Rinaldi, $268,666 for Mr. Flaherty, $280,233 for Mr. Scammon, and $257,981 for Mr. Weego. Effective April 2, 2018, the annual base salaries for our Named Executive Officers were as follows: $371,413 for Messrs. Glendon and Rinaldi, $272,695 for Mr. Flaherty, $284,436 for Mr. Scammon, and $265,720 for Mr. Weego.

(2)	Amounts in this column for 2018 reflect the fact that no cash amounts were paid under our annual incentive bonus program.

(3)
Amounts in this column for 2018 reflect the grant date fair value for the performance based phantom awards computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures, which was $23.30 per common unit. The values of the performance-based phantom units at the grant date assuming that the highest level of performance conditions will be achieved for our Named Executive Officers are as follows: $932,000 for Messrs. Glendon and Rinaldi, $244,650 for Messrs. Flaherty and Weego, and $233,000 for Mr. Scammon.

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

(5)
The amounts set forth in this column for 2018 represent: (i) 401(k) plan matching contributions; (ii) our contribution to the DC Plan; (iii) Named Executive Officer car allowance for Mr. Flaherty; and, (iv) other incidental payments. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty as a result of his age and years of service at the time of the adoption of the DC Plan, and, as such, the amount of his DC Plan contribution is double that of the other Named Executive Officers. For a quantification of these benefits, please see the table below. For more information regarding these benefits, please see the Other Benefits section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	Other Incidental ($)	All Other Compensation Total ($)
David C. Glendon	9,900	13,750	—	—	23,650
Gary A. Rinaldi	9,900	13,750	—	—	23,650
Thomas F. Flaherty	9,900	27,500	12,000	—	49,400
Steven D. Scammon	9,900	13,750	—	—	23,650
Brian W. Weego	9,307	13,750	—	—	23,057
Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the performance-based phantom units granted in March 2018. These equity-based awards were granted pursuant to our LTIP and remain subject to its terms. More information regarding the terms of these awards is provided in the “Components of Compensation—Long-Term Equity Incentive Awards” section of our Compensation Discussion and Analysis above.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold (#)	Target (#)	Maximum (#)
David C. Glendon	3/8/2018	—	20,000	40,000	—	466,000
Gary A. Rinaldi (3)	3/8/2018	—	20,000	40,000	—	466,000
Thomas F. Flaherty	3/8/2018	—	5,250	10,500	—	122,325
Steven D. Scammon	3/8/2018	—	5,000	10,000	—	116,500
Brian W. Weego	3/8/2018	—	5,250	10,500	—	122,325

(1)
Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns represent the target and maximum settlement levels with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP during 2018. The performance-based phantom unit awards do not have a threshold value. Vesting of the phantom units will be determined based on Sprague Holdings Operating Cash Flow performance during the performance period from January 1, 2018 through December 31, 2020. The performance-based phantom unit awards include a distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. For more information regarding the performance-based phantom unit awards, please see the Components of Compensation - Long-Term Equity Incentive Awards section of our Compensation Discussion and Analysis above.

(2)
The amounts in this column reflect the aggregate grant date fair value of awards granted to our Named Executive Officers in 2018 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of the phantom units issued pursuant to our long term equity incentive program was $23.30 per phantom unit. For a discussion of the valuation assumptions used in determining the grant date fair value of these awards see Note 20 - Equity-Based Compensation of the Notes to Consolidated Financial Statements included in this Annual Report.

(3)
As a result of Mr. Rinaldi's retirement effective December 31, 2018, his actual payout is limited pursuant to the terms of the phantom unit agreements to a prorated portion of the ultimate payout determined at the end of the performance period ending December 31, 2020. See "Potential Payments Upon Termination or a Change in Control" below.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the total number and estimated value of outstanding performance based phantom units held by our Named Executive Officers as of December 31, 2018.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)(1)
David C. Glendon	—	—
			18,900	(2)	273,861
			20,000	(3)	289,800
Gary A. Rinaldi (4)	—	—
			18,900	(2)	273,861
			20,000	(3)	289,800
Thomas F. Flaherty	—	—
			5,000	(2)	72,450
			5,250	(3)	76,073
Steven D. Scammon	—	—
			4,750	(2)	68,828
			5,000	(3)	72,450
Brian W. Weego	—	—
			5,000	(2)	72,450
			5,250	(3)	76,073

(1)	Amounts represented assume a market value of $14.49 per common unit, the closing price of our common units on December 31, 2018.

(2)
Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 6, 2017 based on our performance through December 31, 2018 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period ending December 31, 2019. These awards contain cash distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2018, all distributions delivered to common unitholders have been paid in cash.

(3) Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 8, 2018 based on our performance through December 31, 2018 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period ending December 31, 2020. These awards contain cash distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2018, all distributions delivered to common unitholders have been paid in cash.
(4) As a result of Mr. Rinaldi's retirement effective December 31, 2018, Mr. Rinaldi will be entitled to receive, with respect to both the phantom units granted in 2017 and the phantom units granted in 2018, the number of phantom units he would be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period, prorated by the number of days that elapsed in the applicable performance period prior to his retirement. See "Potential Payments Upon Termination or a Change in Control" below.

Option Exercises and Stock Vested
Based on the performance of the March 7, 2016 phantom unit awards from January 1, 2016 through December 31, 2018, no time-based or performance-based phantom units held by our Named Executive Officers vested during 2018. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.

Pension Benefits
The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2018.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2018 Fiscal Year ($)
David C. Glendon	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Gary A. Rinaldi	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Thomas F. Flaherty	Axel Johnson Inc. Retirement Plan	20.4	755,701	—
	Axel Johnson Inc. Retirement Restoration Plan	20.4	196,460	—
Steven D. Scammon	Axel Johnson Inc. Retirement Plan	3.0	89,711	—
	Axel Johnson Inc. Retirement Restoration Plan	3.0	25,544	—
Brian W. Weego	Axel Johnson Inc. Retirement Plan	5.0	86,345	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

(1)	Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.

(2)	Messrs. Glendon and Rinaldi were not eligible to participate in the DB Plan or the RRP as they were hired after January 1, 2003.

(3)
Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2018. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 4.40% for the Axel Johnson Inc. Retirement Plan and an estimated discount rate of 4.30% for the Axel Johnson Inc. Retirement Restoration Plan; (ii) the RP-2014 annuitant table and the MP-2018 mortality improvement scale applied from the RP-2014 mortality table base year; and, (iii) expected long-term rate of return on plan assets of 6.25%.

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
The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2018, under the DB Plan, Mr. Flaherty was the only Named Executive Officer eligible for early retirement; no Named Executive Officer was eligible for normal retirement. A participant can receive full DB Plan benefits as early as the participant’s 62nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.
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
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2018 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they execute a release. A termination without “cause” has historically been determined on a case-by-case basis rather than by applying any one definition or a specific set of events to each employee. The severance payments historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above, consist of the following: (i) 12 months of continued base salary severance, (ii) 6 months of outplacement support; and, (iii) health and dental insurance for 12 months provided at the same cost as such individual paid during his or her employment with us.
As a result of Mr. Rinaldi's retirement effective December 31, 2018, pursuant to the terms of the phantom awards agreements further discussed below, Mr. Rinaldi will be entitled to receive, with respect to both the phantom units granted in 2017 and the phantom units granted in 2018, the number of phantom units he would otherwise be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period prior to his retirement.
Based upon the performance metrics applicable to the 2017 phantom unit awards and using our performance through December 31, 2018, it is estimated that none of the phantom units awarded in 2017 will vest following the end of the performance period. However, the actual payments under Mr. Rinaldi's 2017 phantom unit awards, assuming maximum performance, could total up to $365,166, calculated using the closing price of our common units on December 31, 2018, which was $14.49. Based upon the performance metrics applicable to the phantom unit awards, and using our performance through December 31, 2018, it is estimated that the phantom units granted in 2018 will vest at the 35% performance level following the end of the performance period. As such, the prorated amount Mr. Rinaldi would be eligible to receive following the end of the performance period in connection with his retirement would be $33,776. Actual payment under Mr. Rinaldi's 2018 phantom unit awards assuming maximum performance could total up to $193,007, calculated using the closing price of our common units on December 31, 2018, which was $14.49. Other than the phantom unit agreements and our employee benefit plans applicable to employees generally, Mr. Rinaldi has no other arrangements with us providing him additional compensation in connection with his retirement.

The table below represents an estimate, based on the assumptions provided herein, of the amounts that each of the Named Executive Officers (other than Mr. Rinaldi) would have received in the event of a separation from service for the reasons set forth below, in both cases with the stated event occurring on December 31, 2018.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Accelerated Equity ($)(4)	Total Potential Termination Benefits ($)
David C. Glendon
Termination Without Cause	371,413	6,000	22,673	—	400,086
Retirement, Death, Disability	—	—	—	33,776	33,776
Thomas F. Flaherty
Termination Without Cause	272,695	6,000	17,018	—	295,713
Retirement, Death, Disability	—	—	—	8,866	8,866
Steven D. Scammon
Termination Without Cause	284,436	6,000	22,673	—	313,109
Retirement, Death, Disability	—	—	—	8,444	8,444
Brian W. Weego
Termination Without Cause	265,720	6,000	18,661	—	290,381
Retirement, Death, Disability	—	—	—	8,866	8,866

(1)	Amounts in this column reflect 12 months' worth of continued base salary severance based on each Named Executive Officer's base salary in effect as of December 31, 2018.

(2)
Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period. The actual cost of such services could vary based on the individual needs of each Named Executive Officer and the outside provider of such services.

(3)	Amounts in this column reflect the value of continued health and dental benefits for a 12-month period based on the value of the benefits received by each individual as of December 31, 2018.

(4)
A prorated portion of the performance-based phantom units granted in each 2017 and 2018 will remain outstanding and eligible to vest based on actual performance, as determined following the end of the applicable performance period, in the event of a Named Executive Officer's separation from service due to a qualified retirement, death or Disability (as described below) prior to the completion of the applicable performance period. The performance periods applicable to the 2017 and 2018 awards will end on December 31, 2019 and December 31, 2020, respectively, and the number of phantom units that vest for each award will be based on performance through the last day of the applicable performance period. Based upon the performance metrics applicable to the 2017 phantom unit awards and using our performance through December 31, 2018, it is estimated that none of the phantom units granted in 2017 will vest following the end of the performance period, and accordingly no 2017 awards are included in the calculation of our Named Executive Officers' retirement or termination due to death or Disability on December 31, 2018. Actual payment under the 2017 phantom unit awards, assuming maximum performance, could total up to $547,722 for Mr. Glendon, $144,900 for Mr. Flaherty, $137,655 for Mr. Scammon, and $144,900 for Mr. Weego, calculated using the closing price of our common units on December 31, 2018, which was $14.49. Based upon the performance metrics applicable to the 2018 phantom unit awards and using our performance through December 31, 2018, it is estimated that the phantom units granted in 2018 will vest at the 35% performance level following the end of the performance period. As such, the prorated amount our Named Executive Officers would be eligible to receive following the end of the performance period in connection with their retirement or termination due to death or Disability on December 31, 2018 is shown in this column. Actual payment under the 2018 phantom unit awards assuming maximum performance could total up to $579,600 for Mr. Glendon, $152,145 each for Messrs. Flaherty and Weego, and $144,900 for Mr. Scammon, calculated using the closing price of our common units on December 31, 2018, which was $14.49.

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
For the performance-based phantom units granted in 2017 and 2018, the applicable award agreements provide that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement (A) on or after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) Disability (as defined below), then, in each case, the Named Executive Officer is eligible to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period, prorated by the number of days that elapsed in the applicable performance period prior to such cessation of services to us, our General Partner, or our respective affiliates. Other than in the event of a separation from service due to a qualified retirement, death or Disability, the Named Executive Officers must remain employed through the applicable date of vesting of the performance-based phantom unit awards, which coincides with the last day of the applicable performance period, in order to receive delivery of the common units thereunder.
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

CEO Pay Ratio - 11.7:1
Pursuant to Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation for fiscal year 2018 of Mr. Glendon, our Chief Executive Officer (“CEO”), to that of our Median Employee (as defined below).
For fiscal year 2018, our CEO’s annual total compensation, as reported in the Summary Compensation Table, was $859,586, and our Median Employee’s annual total compensation was $73,199. The ratio of our CEO’s total annual compensation to that of our Median Employee for fiscal year 2018 is 11.7 to 1.

Determining our Median Employee
In determining our Median Employee (as defined below), we selected October 1, 2018 as the date on which to identify our total employee population, which includes all employees in the U.S. and Canada. Employees on leave of absence were also included. In identifying our Median Employee, we used the estimated compensation of all of our employees for the twelve-month period of January 1, 2018, through December 31, 2018, which included the following items:

i.	Estimated wages and salaries based on all payroll payments, excluding group term life; and

ii.	Estimated target annual incentive bonus amounts for each employee.

For permanent employees who were not employed for the full twelve-month period, their wages and salaries were adjusted to reflect an estimate of such base rates of pay for the full twelve-month period. Wages and salaries were not adjusted for seasonal employees. In addition, we applied a Canadian to U.S. dollar exchange rate of 1.36 USD per 1.00 CAD at December 31, 2018 to the compensation elements paid in Canadian currency.
After calculating each employee’s compensation using this consistently applied methodology, we then ranked all of our employees, excluding the CEO, based on compensation from lowest to highest. Since we have an even number of employees when not including the CEO, we calculated the annual total compensation of the two employees ranked 465 and 466 in the same manner as the "Total Compensation" shown for our CEO in the Summary Compensation Table above. Then we averaged the total compensation of these two employees to determine compensation for the median employee (“Median Employee”).

2018 DIRECTOR COMPENSATION
We use a combination of cash and equity compensation to attract and retain qualified candidates to serve as directors of our General Partner. In setting director compensation, we consider the time commitment directors must make in performing their duties, the level of skills required by directors and the market competitiveness of director compensation levels.
Prior to September 2016, officers, employees or paid consultants and advisors of our General Partner or its affiliates (including Axel Johnson Inc. and its affiliates) who served as members of the board of directors of the General Partner did not receive additional compensation for their service as members of the board of directors. In September 2016, in recognition of Mr. Hennelly's service, the board of directors, began to compensate Mr. Hennelly in a manner similar to a non-employee director. Accordingly, effective as of September 2016, each non-employee director and Mr. Hennelly receives an annual retainer of $60,000, paid in quarterly installments. Each non-employee director and Mr. Hennelly also receives an annual equity award, granted within five business days of October 15 of each year, equal to the number of fully vested common units having a grant date fair value of approximately $60,000. Further, each non-employee director and Mr. Hennelly serving as a chairman or a member of a committee of the board receives an annual supplemental retainer of $10,000 or $5,000, respectively, paid in quarterly installments. All directors receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees of the board of directors. Each director is covered by liability insurance and will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.
Ms. Bowman and Messrs. Harper and Hennelly received a fully vested annual grant of common units valued at approximately $60,000 in October 2018. The table below summarizes the compensation paid to independent directors and Mr. Hennelly for the fiscal year ended December 31, 2018.

Name (1)	Fees Earned or Paid in Cash ($)(4)	Unit Awards ($)(5)(6)	Total ($)
Robert B. Evans (2)	56,250	—	56,250
C. Gregory Harper	75,000	60,000	135,000
Beth A. Bowman	71,250	60,000	131,250
Ben J. Hennelly (3)	60,000	60,000	120,000
On February 28, 2019, the board of directors determined that Mr. Hennelly met the qualifications of an independent director and was appointed to the Audit Committee.

(1)
Mr. Milligan and Ms. Sarsfield, as officers of Axel Johnson, and Messrs. Glendon and Rinaldi are not included in this table because they receive no separate compensation for their services as directors. The compensation received by Messrs. Glendon and Rinaldi as our Named Executive Officers is shown in the Summary Compensation Table.

(2)
On September 24, 2018, Robert B. Evans notified Sprague Resources GP LLC, the general partner of the Partnership, of his decision to resign from the board of directors effective as of October 1, 2018. Mr. Evan’s resignation is not the result of any disagreement with management or the board of directors related to the Partnership’s operations, policies or practices.

(3)
Mr. Hennelly, an independent strategy and finance consultant, is a former officer of Axel Johnson and former President and Chief Executive Officer of Decisyon Inc., a company in which Axel Johnson owns a 20% minority interest. Effective September 2016, Mr. Hennelly receives separate compensation for his services as a director.

(4)
The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash for fiscal year 2018, including annual retainer fees and chairmanship or membership fees. Mr. Evans served on the Conflicts Committee (Chairman) and the Audit Committee, and Mr. Harper served on the Audit Committee (Chairman) and Conflicts Committee. Ms. Bowman is a member of the Audit Committee and the Conflicts Committee.

(5)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Messrs. Harper and Hennelly and Ms. Bowman all received a fully vested grant of 2,231 units valued at approximately $60,000 in October 2018. Please see Note 20 - Equity-Based Compensation in the Notes to our Consolidated Financial Statements for assumptions used in valuing our common units.

(6)	On December 31, 2018, none of our directors held outstanding, unvested equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units of Sprague Resources LP that are issued and outstanding as of March 8, 2019 and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Sprague Holdings LLC (1)(2)	12,106,348		53.3%
Axel Johnson (2)(3)	12,106,348		53.3%
Lexa International Corporation (2)(4)	12,106,348		53.3%
Antonia Ax:son Johnson (2)(5)	12,106,348		53.3%
OppenheimerFunds, Inc. (6)	1,662,185		7.3%
Goldman Sachs Asset Management (7)	1,195,335		5.3%
Gary A. Rinaldi	110,360		*
David C. Glendon	110,173		*
Thomas E. Flaherty	36,662		*
Brian W. Weego	33,312		*
Steven D. Scammon	30,046		*
Michael D. Milligan	20,000		*
C. Gregory Harper	16,502		*
Beth A. Bowman	12,176		*
Sally A. Sarsfield	4,100		*
Ben J. Hennelly	—		*
All executive officers and directors of our General Partner as a group (15 persons)	468,248	(8)	2.1%

*	Represents less than 1%.

(1)	The address for this entity is 185 International Drive, Portsmouth, NH 03801.

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

(3)	The address for this entity is 155 Spring Street, 6th Floor, New York, NY 10012.

(4)	The address for this entity is 2410 Old Ivy Road, Suite 300, Charlottesville, VA 22903.

(5)	The address for this person is c/o Axel Johnson AB, Villagatan 6, SE-100 41 Stockholm, Sweden.

(6)
The address for this entity is 225 Liberty Street, New York, NY 10281. OppenheimerFunds, Inc. reported shared voting power and shared dispositive power for 1,662,185 common units that are held in the accounts of investment advisory clients advised by OppenheimerFunds, Inc., directly and through its subsidiaries. Beneficial ownership reported is based solely on a Schedule 13G/A filed on January 15, 2019.

(7)
Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC, reported as "Goldman Sachs Asset Management". The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282. Goldman Sachs Asset Management reported shared voting power and shared dispositive power with respect to all of the 1,195,335 common units. Beneficial ownership reported based solely on a Schedule 13G/A filed on February 5, 2019.

(8)	The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	403,855	—	243,922
Equity compensation plans not approved by security holders	—	—	—

(1)	Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2018. We have not granted any stock option awards.

(2)	The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.
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

Formation Stage
Consideration given to Sprague Holdings and its affiliates for the contributions of assets and liabilities to us included the following:
•1,571,970 common units;
•10,071,970 subordinated units (converted to common units on February 16, 2017);
•non-economic general partner interest; and
•incentive distribution rights; and

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common unitholders, including Sprague Holdings as the holder of an aggregate of 12,106,348 common units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2018, Sprague Holdings received $7.2 million related to its incentive distribution rights and received distributions of approximately $31.8 million on its common units.
At December 31, 2018, Sprague Holdings had the right to reset the initial target distribution levels. If Sprague Holdings elects to reset the target distribution levels, it will be entitled to receive a certain number of common units.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $111.8 million for the year ended December 31, 2018.
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
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $111.8 million for the year ended December 31, 2018.
The initial term of the services agreement was for five years, beginning on October 30, 2013. The agreement automatically renews at the end of the initial term for successive one-year terms until terminated by us or by Sprague Solutions or by giving 180 days prior written notice to our General Partner. The agreement will automatically terminate on the date Sprague Resources GP LLC ceases to be our General Partner. The provisions of the services agreement that are applicable to Sprague Holdings may be terminated by Sprague Holdings by giving 180 days prior written notice to our General Partner, and will automatically terminate on the date on which Sprague Holdings ceases to be our affiliate. The provisions of the services agreement applicable to Sprague Solutions shall automatically terminate on the date on which Sprague Solutions ceases to be a wholly owned direct or indirect subsidiary of us. The services agreement does not limit the ability of the officers and employees of our General Partner to provide services to other affiliates of Sprague Holdings or unaffiliated third parties.
The services agreement is not the result of arm’s-length negotiations and may not have been effected on terms at least as favorable to the parties to the agreement as could have been obtained from unaffiliated third parties.

Terminal Operating Agreement
We entered into an exclusive terminal operating agreement with Sprague Holdings and Sprague Massachusetts Properties LLC, which is a wholly owned subsidiary of Sprague Holdings, or one of its wholly owned subsidiaries, with respect to the terminal in New Bedford, Massachusetts. Pursuant to the terminal operating agreement, we were granted the exclusive use and operation of, and will retain title to all of the refined products stored at, the New Bedford terminal in exchange for a monthly fee of $15,200, subject to adjustment for changes in the Consumer Price Index for the Northeast region. This agreement is not the result of arm’s-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties. The initial term of the terminal operating agreement was for five years, beginning on October 30, 2013 and the agreement has been subsequently extended through October 30, 2023. Additionally, the terminal operating agreement will terminate upon 60 days’ written notice from Sprague Holdings or Sprague Massachusetts Properties LLC in the event that Sprague Holdings or Sprague Massachusetts Properties LLC determines that termination is necessary to facilitate the sale or development of the New Bedford terminal.
Director Independence
The information required by Item 407(a) of Regulation S-K is included in Part III, Item 10 - "Directors, Executive Officers and Corporate Governance” above.

Item 14. Principal Accounting Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2018. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following table presents fees billed for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last two fiscal years.

	Fiscal 2018	Fiscal 2017
Audit Fees (1)	$3,160,300	$2,710,500
Audit-Related Fees (2)	17,500	12,800
Tax Fees (3)	248,200	272,200
All Other Fees	2,700	5,000
Total	$3,428,700	$3,000,500

(1)	Audit fees consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.

(2)	Audit-related fees consisted of a renewable fuel energy regulatory audit.

(3)	Tax fees consisted of services related to tax compliance, the review of our partnership Form K-1, and research and consultation on other tax related matters.
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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2018 and 2017 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2018.

1.	Sprague Resources LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description

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

3.1
Certificate of Limited Partnership of Sprague Energy Partners LP (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Registration Statement on Form S-1 filed July 27, 2011 (File No. 333-175826)

3.2
Amendment to the Certificate of Limited Partnership of Sprague Energy Partners LP (Changing Name to Sprague Resources LP) (incorporated by reference to Exhibit 3.2 of Sprague Resources LP's Registration Statement on Form S-1 filed July 27, 2011 (File No. 333-175826).

3.3
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective December 20, 2017 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed December 20, 2017 (File No. 001-36137).

3.4
First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP, dated as of October 30, 2013, (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

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

10.13†	Amended and Restated Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36137)).

10.14†	Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.13 of Sprague Resources LP's Annual Report on Form 10-K filed March 10, 2016 (File No. 001-36137)).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
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

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 14, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan		March 14, 2019
Michael D. Milligan	Chairman of the Board of Directors

/s/ David C. Glendon		March 14, 2019
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Long		March 14, 2019
David C. Long	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 14, 2019
Beth A. Bowman	Director

/s/ C. Gregory Harper		March 14, 2019
C. Gregory Harper	Director

/s/ Ben J. Hennelly		March 14, 2019
Ben J. Hennelly	Director

/s/ Gary A. Rinaldi		March 14, 2019
Gary A. Rinaldi	Director

/s/ Sally A. Sarsfield		March 14, 2019
Sally A. Sarsfield	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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
March 14, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on Internal Control over Financial Reporting
We have audited Sprague Resources LP’s and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sprague Resources LP and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
March 14, 2019

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except unit amounts)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,530	$6,815
Accounts receivable, net	269,908	316,613
Inventories	259,568	335,859
Fair value of derivative assets	153,438	107,254
Other current assets	8,888	39,946
Total current assets	699,332	806,487
Fair value of derivative assets long-term	12,344	7,493
Property, plant, and equipment, net	349,846	350,059
Intangibles, net	59,987	71,891
Other assets, net	8,694	12,018
Goodwill	115,037	115,037
Total assets	$1,245,240	$1,362,985
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$197,995	$205,105
Accrued liabilities	65,959	49,038
Fair value of derivative liabilities	90,151	156,763
Due to General Partner	7,688	11,228
Current portion of working capital facilities	154,318	275,613
Current portion of other obligations	7,044	6,476
Total current liabilities	523,155	704,223
Commitments and contingencies
Working capital facilities - less current portion	130,680	66,237
Acquisition facility	376,100	383,500
Fair value of derivative liabilities long-term	12,015	8,265
Other obligations, less current portion	46,455	49,625
Due to General Partner	2,093	1,678
Deferred income taxes	17,766	17,623
Total liabilities	1,108,264	1,231,151
Unitholders’ equity:
Common unitholders - public (10,627,629 and 10,446,539 units issued and outstanding as of December 31, 2018 and 2017, respectively)	196,680	193,977
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(48,182)	(53,273)
Accumulated other comprehensive loss, net of tax	(11,522)	(8,870)
Total unitholders’ equity	136,976	131,834
Total liabilities and unitholders’ equity	$1,245,240	$1,362,985

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Operations
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2018	2017	2016
Net sales	$3,771,133	$2,854,996	$2,389,998
Cost of products sold (exclusive of depreciation and amortization)	3,445,385	2,602,788	2,179,089
Operating expenses	88,659	72,284	65,882
Selling, general and administrative	80,799	87,582	84,257
Depreciation and amortization	33,378	28,125	21,237
Total operating costs and expenses	3,648,221	2,790,779	2,350,465
Operating income	122,912	64,217	39,533
Other income (expense)	293	108	(114)
Interest income	577	339	388
Interest expense	(38,931)	(31,345)	(27,533)
Income before income taxes	84,851	33,319	12,274
Income tax provision	(5,032)	(3,822)	(2,108)
Net income	79,819	29,497	10,166
Incentive distributions declared	(7,879)	(3,993)	(1,742)
Limited partners’ interest in net income	$71,940	$25,504	$8,424
Net income per limited partner unit:
Common—basic	$3.17	$1.15	$0.40
Common—diluted	$3.16	$1.13	$0.38
Subordinated—basic and diluted	N/A	N/A	$0.40
Weighted average units used to compute net income per limited partner unit:
Common—basic	22,728,218	22,208,964	11,202,427
Common—diluted	22,737,404	22,474,872	11,560,617
Subordinated—basic and diluted	N/A	N/A	10,071,970
Distribution declared per unit	$2.66	$2.46	$2.22

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$79,819	$29,497	$10,166
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on interest rate swaps
Net income (loss) arising in the period	(253)	1,884	223
Reclassification adjustment related to (gains) losses realized in income	(2,179)	(173)	1,519
Net change in unrealized loss (gain) on interest rate swaps	(2,432)	1,711	1,742
Tax effect	20	(14)	(25)
	(2,412)	1,697	1,717
Foreign currency translation adjustment	(240)	216	(861)
Other comprehensive (loss) income	(2,652)	1,913	856
Comprehensive income	$77,167	$31,410	$11,022

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2015	$189,483	$(1,370)	$(18,989)	$—	$(11,639)	$157,485
Net income	3,815	847	4,192	1,312	—	10,166
Other comprehensive income	—	—	—	—	856	856
Unit-based compensation	1,820	404	2,000	—	—	4,224
Distributions paid	(19,894)	(4,419)	(21,878)	(1,312)	—	(47,503)
Common units issued with annual bonus	1,748	392	1,939	—	—	4,079
Units withheld for employee tax obligations	(1,658)	(372)	(1,840)	—	—	(3,870)
Balance as of December 31, 2016	175,314	(4,518)	(34,576)	—	(10,783)	125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	11,955	14,324	—	3,218	—	29,497
Other comprehensive income	—	—	—	—	1,913	1,913
Unit-based compensation	1,034	1,240	—	—	—	2,274
Distributions paid	(25,198)	(23,239)	(5,817)	(3,218)	—	(57,472)
Common units issued for Carbo acquisition	31,401	—	—	—	—	31,401
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance as of December 31, 2017	193,977	(53,273)	—	—	(8,870)	131,834
Net income	33,940	38,683	—	7,196	—	79,819
Other comprehensive loss	—	—	—	—	(2,652)	(2,652)
Unit-based compensation	(419)	(477)	—	—	—	(896)
Distributions paid	(29,646)	(31,779)	—	(7,196)	—	(68,621)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	—	(2,508)
Balance as of December 31, 2018	$196,680	$(48,182)	$—	$—	$(11,522)	$136,976

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$79,819	$29,497	$10,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	36,930	33,361	25,211
(Gain) loss on sale of assets and insurance recoveries	(268)	(231)	189
Changes in fair value of contingent consideration	677	168	—
Provision for doubtful accounts	1,598	(206)	231
Non-cash unit-based compensation	(896)	2,274	3,681
Other	94	63	—
Deferred income taxes	77	857	387
Changes in assets and liabilities:
Accounts receivable	44,975	(94,454)	(61,541)
Inventories	76,291	(12,247)	(77,235)
Prepaid expenses and other assets	31,058	4,253	17,051
Fair value of commodity derivative instruments	(116,329)	24,812	165,108
Due to/from General Partner and affiliates	(3,124)	(2,580)	759
Accounts payable, accrued liabilities and other	8,077	71,475	47,737
Net cash provided by operating activities	158,979	57,042	131,744
Cash flows from investing activities
Purchases of property, plant and equipment	(17,249)	(46,955)	(15,986)
Proceeds from property insurance settlements and sale of assets	394	1,003	154
Business acquisitions	—	(107,317)	(29,065)
Net cash used in investing activities	(16,855)	(153,269)	(44,897)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(63,787)	169,248	(59,910)
Payments on capital leases, term debt and other obligations	(6,136)	(5,030)	(1,763)
Debt issue costs	(263)	(4,873)	(2,089)
Distributions to unitholders	(68,621)	(57,472)	(47,503)
Foreign exchange on capital lease obligations	—	—	6
Repurchased units withheld for employee tax obligations	(2,508)	(1,587)	(3,870)
Net cash (used in) provided by financing activities	(141,315)	100,286	(115,129)
Effect of exchange rate changes on cash balances held in foreign currencies	(94)	74	(10)
Net change in cash and cash equivalents	715	4,133	(28,292)
Cash and cash equivalents, beginning of period	6,815	2,682	30,974
Cash and cash equivalents, end of period	$7,530	$6,815	$2,682
Supplemental disclosure of cash flow information
Cash paid for interest	$35,174	$25,781	$24,231
Cash paid for taxes	$4,139	$1,689	$789
Non-cash consideration related to acquisitions:
Common units issued - Carbo	$—	$31,401	—
Deferred consideration - Carbo	$—	$27,284	—
Contingent consideration - Coen	$—	$9,557	—
Assets acquired under capital lease obligations	$4,449	$1,110	$1,384
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
Unless the context otherwise requires, references to “Sprague Resources,” and the “Partnership,” refer to Sprague Resources LP and its subsidiaries; references to “Axel Johnson” or the “Parent” or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner, and references to the “General Partner” refer to Sprague Resources GP LLC.
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

•
The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel, and gasoline - primarily from refining companies, trading organizations and producers - and sells them to wholesale and commercial customers.

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

•	The other operations segment primarily includes the purchase and distribution of coal and certain commercial trucking activities
See Note 2 - Revenue for a description of the Partnership's revenue activities within these business segments.
As of December 31, 2018, the Parent, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 21 - Earnings per Unit and Note 23 - Partnership Distributions.
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

Services Agreement
The Partnership, the General Partner and Sprague Holdings operate under a services agreement (the “Services Agreement”) pursuant to which the General Partner provides certain general and administrative and operational services to the Partnership and Sprague Holdings, and the Partnership and Sprague Holdings reimburse the General Partner for all costs and expenses incurred in connection with providing such services to the Partnership and Sprague Holdings. The Services Agreement does not limit the amount that may be reimbursed or paid by the Partnership to the General Partner. The initial term of the Services Agreement expired on October 30, 2018 and automatically renewed at the end of the initial term for successive one-year terms until terminated in accordance with the terms thereof. The Services Agreement does not limit the ability of the officers and employees of the General Partner to provide services to other affiliates of Sprague Holdings or unaffiliated third parties. See Note 13 - Related Party Transactions.
As of December 31, 2018, the General Partner employed approximately 800 full-time employees who support the Partnership’s operations, 60 of whom were covered by five collective bargaining agreements. One of these agreements, covering six employees is up for renewal in 2019. As of December 31, 2018, the Partnership's Canadian subsidiary had 101 employees, 37 of whom were covered by one collective bargaining agreement which expires on March 18, 2021.
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

Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization). Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. Cash discounts were $7.7 million, $5.9 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Partnership sells its products or provides its services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.

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
Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets and other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2018 will settle prior to June 30, 2020.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2018 or 2017.
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

TUR-based Phantom Units
Phantom unit awards granted through 2015 include a market condition criteria that considers the Partnership's total unitholder return ("TUR") over the three year vesting period, compared with the total unitholder return of a peer group of other master limited partnership energy companies over the same period. These awards are equity awards with both service and market-based conditions, which results in compensation cost being recognized over the requisite service period, provided that the requisite service period is fulfilled, regardless of when, if ever, the market based conditions are satisfied. The fair value of the TUR based phantom units was estimated at the date of grant based on a Monte Carlo model that estimates the most likely performance outcome based on the terms of the award. The key inputs in the model include the market price of the Partnership’s common units as of the valuation date, the historical volatility of the market price of the Partnership’s common units, the historical volatility of the market price of the common units or common stock of the peer companies and the correlation between changes in the market price of the Partnership’s common units and those of the peer companies.
OCF-based Phantom Units
Phantom unit awards granted since 2015 include a performance criteria that considers Sprague Holdings operating cash flow, as defined therein ("OCF"), over a three year performance period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units was the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date.
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
As previously noted, on February 16, 2017, based upon meeting certain distribution and performance tests provided in the Partnership's partnership agreement, all 10,071,970 subordinated units outstanding converted to common units on a one-for-one basis. As discussed in Note 21 - Earnings Per Unit, there was no allocation between the common unitholders and subordinated unitholders for the year ended December 31, 2017 since all subordinated units outstanding were converted to common units on February 16, 2017, and the subordinated units did not share in any distribution of cash generated during 2017.
Cash and Cash Equivalents
Cash and cash equivalents include cash and highly liquid investments which are readily convertible into cash and have maturities of three months or less when purchased.
Inventories
The Partnership’s inventories are valued at the lower of cost or net realizable value. Cost is primarily determined using the first-in, first-out method, except for the Partnership's Canadian subsidiary, which used the weighted average method. Inventory consists of petroleum products, natural gas and coal. The Partnership uses derivative instruments, primarily futures, forwards and swaps, to economically hedge substantially all of its inventory.

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
For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Partnership's contingent consideration arrangements may be found in Note 3 - Business Combinations, Note 14 - Other Obligations and Note 18 - Financial Instruments and Off-Balance Sheet Risk.
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through Sprague Energy Solutions, Inc., a taxable corporate subsidiary. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2018, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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
The Partnership recognizes the financial statement effect of an uncertain tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2018, 2017 and 2016, the interest and penalties recognized by the Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service and by the Canada Revenue Agency for the years ended December 31, 2017, 2016 and 2015.
On December 22, 2017, the President signed into law Public Law No. 115-97, a comprehensive tax reform bill commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that makes significant changes to the U.S. Internal Revenue Code. Among other changes, the Tax Act includes a new deduction on certain pass-through income, a repeal of the partnership technical termination rule, and new limitations on certain deductions and credits, including interest expense deductions. Since the operations of the Partnership are generally not subject to federal income tax, the Tax Act has not had a material impact to the Partnership.
Foreign Currency
The Partnership’s reporting currency is the U.S. dollar. The Partnership's most significant foreign operations are conducted by Kildair, a Canadian subsidiary. The functional currency of Kildair is the U.S. dollar. Kildair has an operating subsidiary whose functional currency is the Canadian dollar.

Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2018, 2017 and 2016, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, except for certain transaction gains or losses related to intercompany receivable and payables, amounted to gains of $0.2 million, $0.3 million and $0.1 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Partnership anticipates that the adoption of this ASU in 2019 will not have a material impact to the Partnership's consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this new guidance in 2018 did not have an impact on the Partnership's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. The adoption of this new guidance in 2018 did not have an impact on the Partnership's consolidated statement of cash flows.
In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which, among other things, requires lessees to recognize an obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Expenses are recognized in the consolidated statement of operations in a manner similar to current accounting guidance. The Partnership expects to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Under the new guidance, lessor accounting is largely unchanged. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership will adopt the accounting standard using a  modified retrospective approach, which applies the provisions of the new guidance at the effective date without adjusting the comparative periods presented. The Partnership is finalizing its evaluation of the impacts that the adoption of this accounting guidance will have on the consolidated financial statements, and estimates approximately $20 million of right-to-use assets and lease liabilities will be recognized in the consolidated balance sheet upon adoption.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which revises the principles of revenue recognition from one based on the transfer of risks and rewards to when a customer obtains control of a good or service. The FASB has issued several ASUs subsequent to ASU 2014-09 in order to clarify implementation guidance but did not change the core principle of the guidance in Topic 606. These ASUs are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard in 2018 did not have a material impact on the Partnership's consolidated financial statements nor result in significant changes to business processes, systems, or internal controls.

2.	Revenue

Disaggregated Revenue

In general, the Partnership's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships which provides meaningful disaggregation of each business segment's results of operations. The Partnership operates its businesses in the Northeast and Mid-Atlantic United States and Eastern Canada.
The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. Refined products revenue-producing activities are direct sales to customers, including throughput and exchange transactions. Revenue is recognized when the product is delivered. Revenue is not recognized on exchange agreements, which are entered into primarily to acquire refined products by taking delivery of products closer to the Partnership’s end markets. Rather, net differentials or fees for exchange agreements are recorded within cost of products sold (exclusive of depreciation and amortization).
The natural gas segment purchases, sells and distributes natural gas to commercial and industrial customers. The Partnership purchases the natural gas it sells from natural gas producers and trading companies. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e. utilities). Natural gas sales not billed by month-end are accrued based upon gas volumes delivered.
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
Further disaggregation of net sales by business segment and geographic destination is as follows:

	Years Ended December 31
	2018	2017	2016
Net sales:
Refined products
Distillates	$2,686,833	$1,873,782	$1,471,912
Gasoline	320,168	280,891	270,243
Heavy fuel oil and asphalt	350,768	300,904	246,442
Total refined products	$3,357,769	$2,455,577	$1,988,597
Natural gas	332,038	331,669	334,003
Materials handling	57,509	46,513	45,734
Other operations	23,817	21,237	21,664
Net sales	$3,771,133	$2,854,996	$2,389,998

Net sales by Country:
United States	$3,480,744	$2,589,293	$2,193,566
Canada	290,389	265,703	196,432
Net sales	$3,771,133	$2,854,996	$2,389,998

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $9.8 million and $8.2 million as of December 31, 2018 and December 31, 2017, respectively. A substantial portion of the contract liabilities as of December 31, 2017 remains outstanding as of December 31, 2018 as they are primarily deposits. The Partnership does not have any material contract assets as of December 31, 2018 or December 31, 2017.

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
The Partnership recognized $3.0 million and $0.1 million of acquisition costs during the year ended December 31, 2017 and 2016, respectively, which were expensed and are included in selling, general and administrative expense.
Year Ended December 31, 2017
Coen Energy
On October 1, 2017, the Partnership purchased the membership interests of Coen Energy, LLC and Coen Transport, LLC, as well as assets consisting of four bulk plants and underlying real estate (collectively, “Coen Energy”). Coen Energy, located in Washington, PA, provides energy products to commercial, and residential customers located in Pennsylvania, Ohio and West Virginia. The Coen Energy business also provides energy fuel services to customers that are engaged in Marcellus and Utica shale drilling operations. The Coen Energy business is supported by four in-land bulk plants, two throughput locations, approximately 100 delivery vehicles and approximately 250 employees as of December 31, 2017.
Initial cash consideration was $35.3 million, not including the purchase of inventory and other adjustments, which was financed with borrowings under the Credit Agreement (see Note 12 - Credit Agreement). Contingent consideration of up to $12 million is payable based on achieving certain economic performance measures during the three year period ending September 30, 2020. The Partnership estimated the fair value of the contingent consideration to be $9.6 million as of the date of the acquisition resulting in total consideration of $44.9 million. See Note 18 - Financial Instruments and Off-Balance Sheet Risk, for additional information regarding the Partnership’s contingent consideration obligation. The operations of Coen Energy are included in the Partnership's refined products segment since the acquisition date.
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Inventory	$286
Derivative assets	5,873
Natural gas transportation assets	695
Derivative assets, long-term	1,089
Natural gas transportation assets, long-term	378
Intangibles	5,046
Total identifiable assets acquired	13,367
Derivative liabilities	(4,865)
Natural gas transportation liabilities	(465)
Derivative liabilities, long-term	(1,214)
Natural gas transportation liabilities, long-term	(162)
Net identifiable assets acquired	6,661
Goodwill	9,592
Net assets acquired	$16,253
The goodwill recognized is primarily attributable to Global Natural Gas & Power’s reputation in its market regions, the in-place workforce and the residual cash flow the Partnership believes that it will be able to generate.

L.E. Belcher Terminal
On February 1, 2017, the Partnership purchased the Springfield, Massachusetts refined product terminal assets of Leonard E. Belcher, Incorporated (“L.E. Belcher”) for $20.0 million, not including the purchase of inventory, assumption of derivative assets (liabilities) and other adjustments. Consideration paid was $20.7 million and was financed with borrowings under the Credit Agreement. The purchase consists of two pipeline-supplied distillate terminals and one distillate storage facility with a combined capacity of 283,000 barrels, as well as L.E. Belcher’s associated wholesale and commercial fuels businesses. The operations of L.E. Belcher are included in the Partnership's refined products segment since the acquisition date.
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

4.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2018	2017
Fair value of interest rate swaps, net of tax	$176	$2,588
Cumulative foreign currency translation adjustment	(11,698)	(11,458)
Accumulated other comprehensive loss, net of tax	$(11,522)	$(8,870)

5.	Accounts Receivable, Net

	As of December 31,
	2018	2017
Accounts receivable, trade	$262,912	$310,800
Less allowance for doubtful accounts	(2,066)	(2,014)
Net accounts receivable, trade	260,846	308,786
Accounts receivable, other	9,062	7,827
Accounts receivable, net	$269,908	$316,613
Unbilled accounts receivable, included in accounts receivable, trade at December 31, 2018 and 2017 were $50.5 million and $81.6 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	(Deductions)	Balance at End of Period
Balance, December 31, 2018:
Allowance for doubtful accounts	$2,014	$1,598	$8	$(1,554)	$2,066
Allowance for notes receivable	531	—	(8)	(215)	308
Total	$2,545	$1,598	$—	$(1,769)	$2,374
Balance, December 31, 2017:
Allowance for doubtful accounts	$4,282	$(207)	$11	$(2,072)	$2,014
Allowance for notes receivable	641	—	(11)	(99)	531
Total	$4,923	$(207)	$—	$(2,171)	$2,545
Balance, December 31, 2016:
Allowance for doubtful accounts	$4,139	$230	$20	$(107)	$4,282
Allowance for notes receivable	1,401	—	(20)	(740)	641
Total	$5,540	$230	$—	$(847)	$4,923
Notes receivable, net of allowance, are generally long-term arrangements and were fully reserved as of December 31, 2018 and 2017.

6.	Inventories

	As of December 31,
	2018	2017
Petroleum and related products	$253,385	$329,712
Coal	2,566	3,712
Natural gas	3,617	2,435
Inventories	$259,568	$335,859
Due to changing market conditions, the Partnership recorded a provision of $24.3 million, $0.4 million and $1.7 million as of December 31, 2018, 2017 and 2016, respectively, to write-down petroleum and related products, and natural gas inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

7.	Other Current Assets

	As of December 31,
	2018	2017
Margin deposits with brokers	$827	$29,321
Prepaid software & fees	5,627	7,200
Natural gas transportation	—	1,056
Other	2,434	2,369
Other current assets	$8,888	$39,946

8.	Property, Plant and Equipment, Net

	As of December 31,
	2018	2017
Plant, machinery, furniture and fixtures	$416,398	$401,092
Building and leasehold improvements	19,159	18,631
Land and land improvements	87,854	86,758
Construction in progress	9,308	6,580
Property, plant and equipment, gross	532,719	513,061
Less: accumulated depreciation	(182,873)	(163,002)
Property, plant and equipment, net	$349,846	$350,059
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $21.5 million, $18.3 million and $16.0 million, respectively.
Property, plant and equipment include the following amounts under capital leases:

	As of December 31,
	2018	2017
Plant, machinery, furniture and fixtures	$21,231	$17,131
Building and leasehold improvements	962	962
Land and land improvements	251	251
Property, plant and equipment, gross	22,444	18,344
Less: accumulated amortization	(9,849)	(9,117)
Property, plant and equipment, net	$12,595	$9,227
Amortization expense on capital leased assets is included in depreciation expense and for the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $1.6 million and $1.5 million, respectively.

9.	Intangibles, Net

	As of December 31, 2018
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 - 24	$80,919	$26,582	$54,337
Non-compete agreements	1 - 4	11,189	6,102	5,087
Other	1 - 4	2,544	1,981	563
Intangible assets, net		$94,652	$34,665	$59,987

	As of December 31, 2017
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	1 - 25	$84,219	$21,595	$62,624
Non-compete agreements	2 - 5	13,587	5,317	8,270
Other	1 - 5	2,500	1,503	997
Intangible assets, net		$100,306	$28,415	$71,891

The Partnership recorded amortization expense related to intangible assets of $11.9 million, $9.8 million and $5.2 million during the years ended December 31, 2018, 2017 and 2016, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense. Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.
During the year ended December 31, 2017, the Partnership acquired intangible assets of $58.2 million (consisting of $47.9 million of customer relationships, $9.5 million of non-compete agreements and $0.8 million of other intangibles). See Note 3 - Business Combinations.
The estimated future annual amortization expense of intangible assets for the years ending December 31, 2019, 2020, 2021, 2022 and 2023 is $10.3 million, $8.7 million, $7.2 million, $5.8 million and $4.8 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

10.	Other Assets, Net

	As of December 31,
	2018	2017
Deferred debt issuance costs, net	$8,335	$11,625
Natural gas transportation, long-term portion	—	37
Other	359	356
Other assets, net	$8,694	$12,018
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $3.5 million, $5.2 million and $4.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. The amortization expense for the year ended December 31, 2017 included a write-off of $1.6 million attributable to the refinancing and extension of the Credit Agreement. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.
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
These assets and liabilities are amortized into cost of products sold (exclusive of depreciation and amortization) in the natural gas segment over the life of the underlying agreements. During the years ended December 31, 2018, 2017 and 2016, the Partnership recorded a charge to cost of products sold (exclusive of depreciation and amortization) of $0.5 million, $1.8 million and $6.5 million, respectively, which included $0.3 million and $1.6 million during the year ended December 31, 2017 and 2016, respectively, due to a decline in value as a result of decreasing natural gas spreads. Natural gas transportation assets and liabilities were fully amortized as of December 31, 2018.

11.	Accrued Liabilities

	As of December 31,
	2018	2017
Margin deposits from brokers	$28,529	$—
Customer prepayments and deposits	9,846	8,178
Accrued product taxes	9,830	9,783
Accrued product costs	6,310	11,517
Other	11,444	19,560
Other current liabilities	$65,959	$49,038

12.	Credit Agreement

	As of December 31,
	2018	2017
Working capital facilities	$284,998	$341,850
Acquisition facility	376,100	383,500
Total credit agreement	661,098	725,350
Less: current portion of working capital facilities	(154,318)	(275,613)
Total long-term portion	$506,780	$449,737

Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement that matures on April 27, 2021 (the "Credit Agreement"). Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of December 31, 2018, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•
A U.S. dollar revolving working capital facility of up to $950.0 million, subject to the Partnership's borrowing base limits, to be used by the Partnership for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $100.0 million, subject to Kildair's borrowing base limits, to be used for working capital loans and letters of credit, and

•
Revolving acquisition facility of up to $550.0 million, subject to the Partnership's acquisition facility borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes related to the Partnership’s current businesses.

•
Subject to certain conditions including the receipt of additional commitments from lenders, the U.S. dollar or revolving working capital facility may be increased by $250.0 million and the multicurrency revolving working capital facility by $220.0 million subject to a maximum increase for both facilities of $270.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased by $200.0 million.

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

The working capital facilities are subject to borrowing base reporting and as of December 31, 2018 and 2017, had a borrowing base of $512.4 million and $623.2 million, respectively. As of December 31, 2018 and 2017, outstanding letters of credit were $65.5 million and $72.3 million, respectively. As of December 31, 2018, excess availability under the working capital facility was $161.9 million and excess availability under the acquisition facilities was $173.9 million.
The weighted average interest rate was 5.3% and 4.2% at December 31, 2018 and 2017, respectively. No amounts are due under the Credit Agreement until the maturity date, however, the current portion of the Credit Agreement at December 31, 2018 and 2017 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which are a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of December 31, 2018, the Partnership was in compliance with these covenants.

13.	Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $111.8 million, $97.3 million and $90.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amounts due to the General Partner were $9.8 million and $12.9 million as of December 31, 2018 and 2017, respectively. Through the General Partner, the Partnership participates in the Parent’s pension and other post-retirement benefits (see Note 16 - Retirement Plans).

14.	Other Obligations

	As of December 31,
	2018	2017
Deferred consideration	$21,779	$23,966
Contingent consideration	6,532	7,855
Port Authority terminal obligations	6,365	7,056
Asset retirement obligation	3,481	3,789
Postretirement benefits	2,160	2,412
Other	6,138	4,547
Other obligations, long-term portion	$46,455	$49,625
Deferred Consideration - Carbo Terminals

In connection with the Carbo acquisition entered into during 2017, the Partnership is obligated to pay to Carbo a total of $38.2 million in equal monthly installments of $0.3 million payable over a ten year period. The obligation was recorded at an estimated fair value of $27.3 million using a discount rate of 7.1%. The short-term portion of this obligation as of December 31, 2018 is $2.2 million and is included in the current portion of other obligations. Deferred consideration obligation maturities for each of the next five years and thereafter as of December 31, 2018 are as follow:

2019	$3,818
2020	3,818
2021	3,818
2022	3,818
2023	3,818
Thereafter	12,730
Total	31,820
Less amount representing interest	(7,854)
Present value of payments	23,966
Less current portion	(2,187)
Deferred consideration, long-term portion	$21,779

Contingent Consideration - Coen Energy

In connection with the Coen Energy acquisition entered into during 2017, the Partnership may be obligated to pay contingent consideration of up to $12.0 million during the three year period following the acquisition. The contingent consideration represents a liability recognized at fair value as of the acquisition date with subsequent fair value adjustments at each reporting period to be recorded in operations. The estimated fair value of this obligation as of December 31, 2018 and 2017, is $8.4 million and $9.7 million, respectively. The short-term portion of this obligation of $1.9 million and $1.9 million as of December 31, 2018, and 2017 respectively, is included in the current portion of other obligations and represents an estimate of the expected future payment during the following twelve month period. See Note 3 - Business Combinations and Note 18 - Financial Instruments and Off-Balance Sheet Risk for additional information regarding the Partnership's contingent consideration obligation.

Port Authority Terminal Obligations
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at December 31, 2018 and $0.6 million at December 31, 2017 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement (“License Agreement”), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a capital lease and are included in property, plant and equipment.
Asset Retirement Obligation
The Partnership has accrued an asset retirement obligation (“ARO”) that relates to an environmental obligation associated with the purchase of a terminal in Bridgeport, Connecticut. The obligation was recorded in 2017 when the obligation was determinable. The current portion of the ARO represents the estimated obligation retirements for the ensuing year and is recorded in accrued liabilities.
The changes in the ARO are as follows:

	Years Ended December 31,
	2018	2017
ARO - beginning of period	$4,490	$—
Accrue fair value of ARO	—	3,662
Change in estimates	(139)	785
Accretion expense	92	63
Retirement of ARO	(462)	(20)
ARO - end of period	3,981	4,490
Less current portion	(500)	(701)
ARO - long-term	$3,481	$3,789
Post Retirement Benefits
Postretirement benefit obligations are comprised of actuarially determined postretirement healthcare, life insurance and other postretirement benefits. See Note 16 - Retirement Plans.

15.	Income Taxes
The Partnership is generally not subject to U.S. federal and state income tax with the exception of the Partnership's subsidiary Sprague Energy Solutions, Inc. The Partnership's Canadian operations are subject to Canadian federal and provincial income taxes. The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2018	2017	2016
Current
U.S. Federal income tax	$118	$120	$229
State and local income tax	95	231	1,199
Foreign income taxes	4,742	2,614	293
Total current income tax provision	4,955	2,965	1,721
Deferred
U.S. Federal income tax	5	3	(9)
State and local income tax	567	(188)	(388)
Foreign income taxes	(495)	1,042	784
Total deferred income tax provision	77	857	387
Total income tax provision	$5,032	$3,822	$2,108
U.S. and international components of income before income taxes were as follows:

	Years Ended December 31,
	2018	2017	2016
United States	$69,283	$18,517	$8,385
Foreign	15,568	14,802	3,889
Total income before income taxes	$84,851	$33,319	$12,274
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2018	2017	2016
Statutory U.S. Federal income tax	$17,819	$11,661	$4,296
Partnership income not subject to tax	(14,427)	(6,360)	(2,691)
State and local income taxes, net of federal tax	662	46	787
Foreign earnings taxed at higher (lower) rates	978	(1,525)	(284)
Total income tax provision	$5,032	$3,822	$2,108
The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2018	2017
Deferred tax assets (liabilities)
Depreciation and amortization	(17,845)	(18,065)
Other differences, net	545	908
Valuation allowance	(466)	(466)
Net deferred tax liabilities	$(17,766)	$(17,623)
The Partnership's Canadian subsidiary had a net operating loss carryforward of $7.0 million as of December 31, 2016, which was fully utilized in the year ended December 31, 2017.
As of December 31, 2018, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $41.2 million which are considered to be indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $10.3 million as of December 31, 2018.

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
Both the Plan and the Retirement Restoration Plan are administered by the Parent. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $1.1 million, $1.1 million and $1.0 million during the years ended December 31, 2018, 2017 and 2016, respectively.
Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $5.4 million, $5.0 million and $4.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Other Postretirement Benefits
The Parent and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Parent. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.3 million during the years ended December 31, 2018, 2017 and 2016, for all periods, related to these plans.

17.	Segment Reporting
The Partnership has four reportable segments that comprise the structure used by the chief operating decision makers (CEO and CFO/COO) to make key operating decisions and assess performance. When establishing a reporting segment, the Partnership aggregates individual operating units that are in the same line of business and have similar economic characteristics. These reportable segments are refined products, natural gas, materials handling and other activities.
The Partnership's refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to its customers. The Partnership has wholesale customers who resell the refined products they purchase from the Partnership and commercial customers who consume the refined products they purchase. The Partnership’s wholesale customers consist of home heating oil retailers and diesel fuel and gasoline resellers. The Partnership’s commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals and educational institutions. The refined products reportable segment consists of three operating segments.
The Partnership's natural gas segment purchases natural gas from natural gas producers and trading companies and sells and distributes natural gas to commercial and industrial customers primarily in the Northeast and Mid-Atlantic United States. The natural gas reportable segment consists of one operating segment.
The Partnership's materials handling segment offloads, stores, and/or prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are generally provided under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. The materials handling reportable segment consists of two operating segments.

The Partnership's other segment primarily consists of the purchase, sale and distribution of coal, and commercial trucking activities unrelated to its refined products segment. Other activities are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin. The other activities segment consists of two operating segments.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the years ended December 31, 2018, 2017 and 2016, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $290.4 million, $265.7 million and $196.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Years Ended December 31,
	2018	2017	2016
Net sales:
Refined products	$3,357,769	$2,455,577	$1,988,597
Natural gas	332,038	331,669	334,003
Materials handling	57,509	46,513	45,734
Other operations	23,817	21,237	21,664
Net sales	$3,771,133	$2,854,996	$2,389,998
Adjusted gross margin (1):
Refined products	$150,965	$142,467	$142,581
Natural gas	57,875	65,060	62,435
Materials handling	57,515	46,512	45,712
Other operations	7,319	7,658	8,545
Adjusted gross margin	273,674	261,697	259,273
Reconciliation to operating income (2):
Add(deduct):
Change in unrealized gain on inventory (3)	32,960	(124)	(31,304)
Change in unrealized value on prepaid forward contract (4)	—	1,076	1,552
Change in unrealized value on natural gas transportation contracts (5)	19,114	(10,441)	(18,612)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(88,659)	(72,284)	(65,882)
Selling, general and administrative	(80,799)	(87,582)	(84,257)
Depreciation and amortization	(33,378)	(28,125)	(21,237)
Operating income	122,912	64,217	39,533
Other income (expense)	293	108	(114)
Interest income	577	339	388
Interest expense	(38,931)	(31,345)	(27,533)
Income tax provision	(5,032)	(3,822)	(2,108)
Net income	$79,819	$29,497	$10,166

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

(3)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to unrealized gain on inventory which is not included in net income (loss), represents the estimated difference between the inventory valued at lower of cost or net realizable value as compared to market values. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging (gains) with respect to the derivatives that are included in net income (loss).

(4)
Represents the Partnership’s estimate of the change in fair value of the prepaid forward contracts which are not recorded in net income (loss) until the forward contract is settled in the future (i.e., when the commodity is delivered to the customer). As these contracts are prepaid, they do not qualify as derivatives and changes in the fair value are therefore not included in net income (loss). The fair value of the derivatives the Partnership uses to economically hedge its prepaid forward contracts declines or appreciates in value as the value of the underlying prepaid forward contract appreciates or declines in value.

(5)
Represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized gains (losses).

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other activities. There are no significant fixed assets attributable to the natural gas reportable segment.
Changes in the carrying amount of goodwill by segment were as follows:

	As of December 31, 2016	Activity (1)	As of December 31, 2017	Activity	As of December 31, 2018
Refined products	$36,550	$34,895	$71,445	$—	$71,445
Natural gas	25,888	9,592	35,480	—	35,480
Materials handling	6,896	—	6,896	—	6,896
Other	1,216	—	1,216	—	1,216
Total	$70,550	$44,487	$115,037	$—	$115,037

(1)	Reflects goodwill attributable to business acquisitions. See Note 3 - Business Combinations.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2018	2017
United States	$277,405	$273,374
Canada	72,441	76,685
Total	$349,846	$350,059

18.	Financial Instruments and Off-Balance Sheet Risk

As of December 31, 2018 and 2017, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of December 31, 2018 and 2017, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of December 31, 2018 and 2017, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of December 31, 2018 and 2017, the carrying value of the deferred consideration approximated fair value due to the fact that there has been no significant subsequent change in the estimated fair value discount rate.
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of December 31, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$42,893	$—	$42,893	$—
Futures, swaps and options	120,258	120,231	27	—
Commodity derivatives	163,151	120,231	42,920	—
Interest rate swaps	2,629	—	2,629	—
Currency swaps	2	—	2	—
Total derivative assets	$165,782	$120,231	$45,551	$—
Derivative liabilities:
Commodity fixed forwards	$21,036	$—	$21,036	$—
Futures, swaps and options	78,678	78,674	4	—
Commodity derivatives	99,714	78,674	21,040	—
Interest rate swaps	2,452	—	2,452	—
Total derivative liabilities	$102,166	$78,674	$23,492	$—

Contingent consideration	$8,402	$—	$—	$8,402

	As of December 31, 2017
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$11,502	$—	$11,502	$—
Futures, swaps and options	100,630	100,613	17	—
Commodity derivatives	112,132	100,613	11,519	—
Interest rate swaps	2,615	—	2,615	—
Total derivative assets	$114,747	$100,613	$14,134	$—
Derivative liabilities:
Commodity fixed forwards	$61,195	$—	$61,195	$—
Futures, swaps and options	103,827	103,654	173	—
Commodity derivatives	165,022	103,654	61,368	—
Interest rate swaps	6	—	6	—
Total derivative liabilities	$165,028	$103,654	$61,374	$—

Contingent consideration	$9,725	$—	$—	$9,725

Derivative Instruments
The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $82.9 million at December 31, 2018.
Information related to these offsetting arrangements as of December 31, 2018 and 2017 is as follows:

	As of December 31, 2018
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$163,151	$(82,837)	$(28,529)	$51,785
Currency swap derivative assets	2,629	—	—	2,629
Currency swaps	2	—	—	2
Fair value of derivative assets	$165,782	$(82,837)	$(28,529)	$54,416

Commodity derivative liabilities	$(99,714)	$82,837	$20	$(16,857)
Interest rate swap derivative liabilities	(2,452)	—	—	(2,452)
Fair value of derivative liabilities	$(102,166)	$82,837	$20	$(19,309)

	As of December 31, 2017
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$112,132	$(86,493)	$(4,303)	$21,336
Interest rate swap derivative assets	2,615	—	—	2,615
Fair value of derivative assets	$114,747	$(86,493)	$(4,303)	$23,951

Commodity derivative liabilities	$(165,022)	$86,493	$20,975	$(57,554)
Interest rate swap derivative liabilities	(6)	—	—	(6)
Fair value of derivative liabilities	$(165,028)	$86,493	$20,975	$(57,560)
As of December 31, 2018, the Partnership held total cash collateral of $28.5 million and posted cash collateral of $0.8 million. As of December 31, 2017, the Partnership held total cash collateral of $4.3 million and posted cash of $29.3 million.
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Years Ended December 31,
	2018	2017	2016
Refined products contracts	$54,616	$12,856	$(25,316)
Natural gas contracts	(1,353)	(1,555)	7,153
Total	$53,263	$11,301	$(18,163)
There were no discretionary trading activities included in realized and unrealized gains (losses) on derivatives instruments for the years ended December 31, 2018, 2017 and 2016.
The following table presents the gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of December 31, 2018		As of December 31, 2017
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	8,796	132,030	9,255	133,532
Short contracts	(12,379)	(72,223)	(13,487)	(72,074)

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2018 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2018	January 2019	$275,000
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
There was no material ineffectiveness determined for the cash flow hedges for the years ended December 31, 2018, 2017 and 2016.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2018, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.0 million.
Contingent Consideration
As part of the Coen Energy acquisition in 2017, the Partnership is obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition are met. The estimated fair value of the contingent consideration arrangement is classified within Level 3 and was determined using an income approach based on probability-weighted discounted cash flows. Under this method, a set of discrete potential future earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability was assigned to each discrete potential future earnings estimate. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 7.0%. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Partnership's consolidated statements of operations.
Changes in the contingent consideration liability measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

	Years Ended December 31,
	2018	2017
Contingent consideration - beginning of period	$9,725	$—
Accrued contingent consideration	—	9,557
Payments	(2,000)	—
Change in estimated fair value	677	168
Contingent consideration - end of period	$8,402	$9,725
Less current portion	(1,870)	(1,870)
Contingent consideration - long-term portion	$6,532	$7,855
The Partnership records the change in estimated fair value within selling, general and administrative expenses in the Partnership's Consolidated Statements of Operations.

19.	Commitments and Contingencies

Operating Leases
The Partnership has leases for a refined products terminal, refined products storage, maritime charters, office facilities, and equipment for periods extending to 2034 which are recorded as operating leases. Renewal options exist for a substantial portion of these leases. For operating leases, rental expense was $21.1 million, $20.1 million and $21.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The following table summarizes the future minimum payments for the following five fiscal years for operating lease obligations as of December 31, 2018 with non-cancellable lease terms of one year or more:

2019	$9,485
2020	5,816
2021	5,884
2022	2,943
2023	588

Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec on product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. After filing legal action, the Partnership has been assessed $3.5 million of tax, including interest and penalties, for the period of 2013 to 2017, and has provided requested information for previous years. During September 2018, the Partnership received an assessment of $8.2 million, including a penalty and interest, from the Ministry of Sustainable Development, Environment, and the Fight Against Climate Change (known as MDDELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing the MDDELCC assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

The Partnership is involved in other various lawsuits, other proceedings and environmental matters, all of which arose in the normal course of business. The Partnership believes, based upon its examination of currently available information, its experience to date, and advice from legal counsel, that the individual and aggregate liabilities resulting from the resolution of these contingent matters will not have a material adverse impact on the Partnership’s consolidated results of operations, financial position or cash flows.

20.	Equity and Equity-Based Compensation
Equity Awards - Annual Bonus Program
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. Of the bonus accrued as of December 31, 2016, approximately $0.4 million was settled in 2017 by issuing 13,465 common units (market value at settlement of $0.4 million) with 4,625 units withheld from to satisfy employee tax obligations. Of the bonus accrued as of December 31, 2015, approximately $5.0 million was settled in 2016 by issuing 239,641 common units (market value at settlement of $4.1 million) with 78,623 units withheld to satisfy employee tax obligations.
Equity Awards - Director Compensation
During the years ended December 31, 2018, 2017, and 2016 the board of directors of the General Partner issued 6,693, 9,360, and 9,824, vested units as compensation to certain of its directors, respectively, with estimated total grant date fair values of approximately $0.2 million for each period.
Equity Awards - Performance-based Phantom Units
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP initially limited the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2018, there were 403,855 common units reserved for issuance and 243,922 available for issuance.
Phantom units have been granted as follows:

•	Year ended December 31, 2018 - granted 143,981 OCF-based phantom units with a grant date fair value of $23.30 per unit and a performance period ending December 31, 2020.

•	Year ended December 31, 2017 - granted 132,977 OCF-based phantom units with a grant date fair value of $26.96 per unit and a performance period ending December 31, 2019.

•	Year ended December 31, 2016 - granted 166,900 OCF-based phantom units with a grant date fair value of $17.52 per unit and a performance period ending December 31, 2018.
Phantom units have vested as follows:

•	Performance period ending December 31, 2018 - did not achieve minimum performance levels.

•
Performance period ending December 31, 2017 - vested at a 195.5% level and as a result 271,748 units (vested market value of $7.0 million) were issued in January 2018 with 97,351 units withheld for employee tax obligations.

•
Performance period ending December 31, 2016 - vested at a 200% level and as a result 142,100 units (vested market value of $3.9 million) were issued in January 2017 with 52,785 units withheld for employee tax obligations.

•
Performance period ending December 31, 2015 - vested at a 200% level and as a result 74,050 units (vested market value of $1.4 million) were issued in January 2016 with 24,683 units withheld for employee tax obligations.

The following table presents a summary of the status of the Partnership’s phantom unit awards subject to vesting:

	2018 Awards		2017 Awards		2016 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2017	—	$—	131,000	$26.96	163,900	$17.52
Granted	143,981	23.30	—	—	—	—
Forfeited	(20,811)	(23.30)	(11,013)	(26.95)	(3,202)	(17.52)
Vested (end of performance period)	—	—	—	—	(160,698)	(17.52)
Nonvested at December 31, 2018	123,170	$23.30	119,987	$26.96	—	$—
The Partnership estimates the number of performance-based units that are probable to vest over the vesting period and records any change in such estimate as a cumulative adjustment to unit-based compensation expense calculated as if the new estimate had been in effect from the grant date. During the year ended December 31, 2018, the Partnership reduced its estimates of the number of performance-based phantom units expected to vest and as a result unit-based compensation for the year ended December 31, 2018 was $(0.9) million as compared to $2.2 million and $3.7 million, for the years ended December 31, 2017 and 2016, respectively.

Unit-based compensation is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued. Total unrecognized compensation cost related to the performance-based phantom units totaled $0.6 million as of December 31, 2018, which is expected to be recognized over a weighted average period of 24 months.
Equity - Changes in Partnership's Units
Pursuant to the terms of the partnership agreement, upon payment of the cash distribution on February 14, 2017, and meeting certain distribution and performance tests, the subordination period for the subordinated units expired on February 16, 2017. At the expiration of the subordination period, all subordinated units converted into common units on a one-for-one basis.

The following table provides information with respect to changes in the Partnership’s unit:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2015	8,977,378	2,034,378	10,071,970
Units issued in connection with employee bonus	161,018	—	—
Units issued in connection with performance-based awards	49,367	—	—
Director vested awards	9,824	—	—
Other awards	9,886	—	—
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with employee bonus	8,840	—	—
Units issued in connection with performance-based awards	89,315	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Director vested awards	9,360	—	—
Balance as of December 31, 2017	10,446,539	12,106,348	—
Units issued in connection with performance-based awards	174,397	—	—
Director vested awards	6,693	—	—
Balance as of December 31, 2018	10,627,629	12,106,348	—

21.	Earnings Per Unit
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Weighted average limited partner common units - basic	22,728,218	22,208,964	11,202,427
Dilutive effect of unvested phantom units	9,186	265,908	358,190
Weighted average limited partner common units - dilutive	22,737,404	22,474,872	11,560,617
On February 16, 2017, all 10,071,970 subordinated units outstanding converted to common units on a one-for-one basis. The Partnership did not allocate any earnings or loss to the subordinated unitholders for the year ended December 31, 2017, since the subordinated units did not share in the distribution of cash generated during 2017. The following tables provide a reconciliation of net income and the assumed allocation of net income to the limited partners’ interest for purposes of computing net income per unit during periods prior to the conversion of the subordinated units:

	Year Ended December 31, 2016
	Common	Subordinated	IDR	Total
	(in thousands, except per unit amounts)
Net income				$10,166
Distributions declared	$24,998	$22,358	$1,742	$49,098
Assumed net income from operations after distributions	(20,562)	(18,370)	—	(38,932)
Assumed net income to be allocated	$4,436	$3,988	$1,742	$10,166
Income per unit - basic	$0.40	$0.40
Income per unit - diluted	$0.38	$0.40

22.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2018
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,331,148	$741,656	$618,455	$1,079,874	$3,771,133
Net income (loss)	74,921	(13,195)	(18,434)	36,527	79,819
Limited partners' interest in net income (loss)	73,207	(15,250)	(20,489)	34,472	71,940
Net income (loss) per limited partner unit: (1)
Common-basic	$3.22	$(0.67)	$(0.90)	$1.52	$3.17
Common-diluted	$3.21	$(0.67)	$(0.90)	$1.51	$3.16

	Year Ended December 31, 2017
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$917,807	$513,626	$491,393	$932,170	$2,854,996
Net income (loss)	64,499	(7,792)	(14,316)	(12,894)	29,497
Limited partners' interest in net income (loss)	63,757	(8,646)	(15,340)	(14,267)	25,504
Net income (loss) per limited partner unit: (1)
Common-basic	$2.98	$(0.39)	$(0.68)	$(0.63)	$1.15
Common-diluted	$2.94	$(0.39)	$(0.68)	$(0.63)	$1.13

(1)	Quarterly net income (loss) per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

23.	Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. Payments made in connection with DERs are recorded as a distribution. Cash distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Distribution Date	Per Unit	Common	Subordinated	IDR	DER	Total
December 31, 2016	February 14, 2017	$0.5775	$6,544	$5,817	$597	$802	$13,760
March 31, 2017	May 15, 2017	$0.5925	$13,357	$—	$742	$—	$14,099
June 30, 2017	August 11, 2017	$0.6075	$13,696	$—	$854	$—	$14,550
September 30, 2017	November 13, 2017	$0.6225	$14,039	$—	$1,024	$—	$15,063

December 31, 2017	February 12, 2018	$0.6375	$14,489	$—	$1,373	$1,760	$17,622
March 31, 2018	May 18, 2018	$0.6525	$14,830	$—	$1,714	$—	$16,544
June 30, 2018	August 10, 2018	$0.6675	$15,170	$—	$2,055	$—	$17,225
September 30, 2018	November 13, 2018	$0.6675	$15,175	$—	$2,055	$—	$17,230
In addition, on January 23, 2019, the Partnership declared a cash distribution for the three months ended December 31, 2018, of $0.6675 per unit, totaling $17.2 million (including an IDR distribution of $2.1 million). Such distributions were paid on February 13, 2019, to unitholders of record on February 8, 2019.