Form 10-Q
period 2019-06-30
Sprague Resources LP
filed 2019-08-07
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
The registrant had 22,733,977 common units outstanding as of August 7, 2019.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,100	$7,530
Accounts receivable, net	160,863	269,908
Inventories	126,566	259,568
Fair value of derivative assets	66,482	153,438
Other current assets	25,132	8,888
Total current assets	385,143	699,332
Fair value of derivative assets, long-term	20,850	12,344
Property, plant and equipment, net	344,981	349,846
Intangibles, net	54,705	59,987
Other assets, net	24,985	8,694
Goodwill	115,037	115,037
Total assets	$945,701	$1,245,240
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$64,156	$197,995
Accrued liabilities	46,299	65,959
Fair value of derivative liabilities	45,252	90,151
Due to General Partner	5,196	7,688
Current portion of working capital facilities	21,165	154,318
Current portion of other obligations	7,353	7,044
Total current liabilities	189,421	523,155
Commitments and contingencies
Working capital facilities, less current portion	202,525	130,680
Acquisition facility	340,600	376,100
Fair value of derivative liabilities, long-term	11,477	12,015
Other obligations, less current portion	45,109	46,455
Operating lease liabilities, less current portion	12,733	—
Due to General Partner	2,318	2,093
Deferred income taxes	18,051	17,766
Total liabilities	822,234	1,108,264
Unitholders’ equity:
Common unitholders - public (10,627,629 units issued and outstanding)	194,167	196,680
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(51,044)	(48,182)
Accumulated other comprehensive loss, net of tax	(19,656)	(11,522)
Total unitholders’ equity	123,467	136,976
Total liabilities and unitholders’ equity	$945,701	$1,245,240

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$662,018	$741,656	$1,920,326	$2,072,804
Cost of products sold (exclusive of depreciation and amortization)	608,660	696,673	1,767,772	1,880,655
Operating expenses	21,075	22,281	44,864	45,490
Selling, general and administrative	17,827	18,562	38,739	46,426
Depreciation and amortization	8,408	8,378	16,797	16,803
Total operating costs and expenses	655,970	745,894	1,868,172	1,989,374
Operating income (loss)	6,048	(4,238)	52,154	83,430
Other income	128	—	128	—
Interest income	140	169	326	281
Interest expense	(10,038)	(9,412)	(21,997)	(19,296)
(Loss) income before income taxes	(3,722)	(13,481)	30,611	64,415
Income tax (provision) benefit	(1,056)	286	(1,469)	(2,689)
Net (loss) income	(4,778)	(13,195)	29,142	61,726
Incentive distributions declared	(2,055)	(2,055)	(4,110)	(3,769)
Limited partners' interest in net (loss) income	$(6,833)	$(15,250)	$25,032	$57,957

Net (loss) income per limited partner unit:
Common - basic	$(0.30)	$(0.67)	$1.10	$2.55
Common - diluted	$(0.30)	$(0.67)	$1.10	$2.54
Units used to compute net (loss) income per limited partner unit:
Common - basic	22,733,977	22,727,284	22,733,977	22,726,320
Common - diluted	22,733,977	22,727,284	22,754,556	22,784,336
Distribution declared per unit	$0.6675	$0.6675	$1.3350	$1.3200

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income	$(4,778)	$(13,195)	$29,142	$61,726
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps
Net (loss) gain arising in the period	(5,000)	1,290	(7,944)	3,231
Reclassification adjustment related to gain realized in income	(185)	(499)	(387)	(779)
Net change in unrealized (loss) gain on interest rate swaps	(5,185)	791	(8,331)	2,452
Tax effect	40	(5)	65	(18)
	(5,145)	786	(8,266)	2,434
Foreign currency translation adjustment	71	(58)	132	(127)
Other comprehensive (loss) income	(5,074)	728	(8,134)	2,307
Comprehensive (loss) income	$(9,852)	$(12,467)	$21,008	$64,033

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended June 30, 2018 and 2019
Balance at March 31, 2018	$219,033	$(22,700)	$—	$(7,291)	$189,042
Net (loss) income	(6,965)	(7,944)	1,714	—	(13,195)
Other comprehensive income	—	—	—	728	728
Unit-based compensation	(278)	(316)	—	—	(594)
Distributions paid	(6,931)	(7,899)	(1,714)	—	(16,544)
Balance at June 30, 2018	$204,859	$(38,859)	$—	$(6,563)	$159,437

Balance at March 31, 2019	$204,391	$(39,399)	$—	$(14,582)	$150,410
Net (loss) income	(3,194)	(3,639)	2,055	—	(4,778)
Other comprehensive loss	—	—	—	(5,074)	(5,074)
Unit-based compensation	64	75	—	—	139
Distributions paid	(7,094)	(8,081)	(2,055)	—	(17,230)
Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467

Six Months Ended June 30, 2018 and 2019
Balance at December 31, 2017	$193,977	$(53,273)	$—	$(8,870)	$131,834
Net income	27,402	31,237	3,087	—	61,726
Other comprehensive income	—	—	—	2,307	2,307
Unit-based compensation	114	130	—	—	244
Distributions paid	(15,462)	(15,617)	(3,087)	—	(34,166)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	(2,508)
Balance at June 30, 2018	$204,859	$(38,859)	$—	$(6,563)	$159,437

Balance at December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	11,702	13,330	4,110	—	29,142
Other comprehensive loss	—	—	—	(8,134)	(8,134)
Unit-based compensation	(27)	(30)	—	—	(57)
Distributions paid	(14,188)	(16,162)	(4,110)	—	(34,460)
Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$29,142	$61,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	18,592	18,569
(Loss) gain on sale of assets	(142)	13
Changes in fair value of contingent consideration	297	344
Provision for doubtful accounts	501	1,033
Non-cash unit-based compensation	(57)	244
Other	48	47
Deferred income taxes	350	632
Changes in assets and liabilities:
Accounts receivable	108,544	131,353
Inventories	133,003	156,510
Other assets	(14,033)	28,124
Fair value of commodity derivative instruments	24,682	(59,522)
Due to General Partner and affiliates	(2,268)	(3,428)
Accounts payable, accrued liabilities and other	(161,189)	(130,313)
Net cash provided by operating activities	137,470	205,332
Cash flows from investing activities
Purchases of property, plant and equipment	(5,424)	(9,298)
Proceeds from sale of assets	200	43
Net cash used in investing activities	(5,224)	(9,255)
Cash flows from financing activities
Net payments under credit agreements	(96,973)	(155,468)
Payments on finance/capital leases, term debt, and other obligations, net of change in exchange rate	(2,261)	(1,937)
Debt issue costs	—	(182)
Distributions to unitholders	(34,460)	(34,166)
Repurchased units withheld for employee tax obligations	—	(2,508)
Net cash used in financing activities	(133,694)	(194,261)
Effect of exchange rate changes on cash balances held in foreign currencies	18	(24)
Net change in cash and cash equivalents	(1,430)	1,792
Cash and cash equivalents, beginning of period	7,530	6,815
Cash and cash equivalents, end of period	$6,100	$8,607
Supplemental disclosure of cash flow information
Cash paid for interest	$20,195	$17,555
Cash paid for taxes	$5,679	$2,961
Assets acquired under finance/capital lease obligations	$1,779	$1,761

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
Unless the context otherwise requires, references to “Sprague Resources,” and the “Partnership,” refer to Sprague Resources LP and its subsidiaries; references to the "General Partner" refer to Sprague Resources GP LLC; references to “Axel Johnson” or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner.
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

•	The natural gas segment purchases natural gas from natural gas producers and trading companies and sells and distributes natural gas to commercial and industrial customers.

•
The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp, and heavy equipment.

•	The other operations segment primarily includes the purchase and distribution of coal and certain commercial trucking activities.
See Note 2 - Revenue for a description of the Partnership's revenue activities within these business segments.
As of June 30, 2019, the Sponsor, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 14, 2019 (the “2018" Annual Report”).

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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2019 and December 31, 2018, the consolidated results of operations for the three and six months ended June 30, 2019 and 2018, and the consolidated cash flows for the six months ended June 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Partnership’s audited consolidated financial statements included in the 2018 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements except for the adoption of ASU 2016-02, Leases (Topic 842) which the Partnership adopted as of January 1, 2019. The adoption of Topic 842 is discussed further in Recent Accounting Pronouncements below as well as in Note 3 - Leases.
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize an obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Expenses are recognized in the consolidated income statements in a manner similar to prior accounting guidance. The Partnership made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership adopted this new accounting standard using a modified retrospective approach, which applies the provisions of the new guidance as of January 1, 2019 without adjusting the comparative periods presented. See Note 3 - Leases for further information.
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

The natural gas segment purchases natural gas from natural gas producers and trade companies and sells and distributes natural gas to commercial and industrial customers. Natural gas revenue-producing activities are sales to customers at various points on natural gas pipelines or at local distribution companies (i.e., utilities). Natural gas sales not billed by month-end are accrued based upon gas volumes delivered.

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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Refined products
Distillates	$452,688	$505,863	$1,416,705	$1,487,554
Gasoline	73,815	87,959	133,156	164,316
Heavy fuel oil and asphalt	57,810	70,203	154,575	193,015
Total refined products	$584,313	$664,025	$1,704,436	$1,844,885
Natural gas	58,108	58,428	172,275	188,355
Materials handling	14,313	14,218	30,794	27,366
Other operations	5,284	4,985	12,821	12,198
Net sales	$662,018	$741,656	$1,920,326	$2,072,804

Net sales by Country:
United States	$600,732	$670,903	$1,803,423	$1,936,445
Canada	61,286	70,753	$116,903	136,359
Net sales	$662,018	$741,656	$1,920,326	$2,072,804

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $5.6 million and $9.8 million as of June 30, 2019 and December 31, 2018, respectively. A substantial portion of the contract liabilities as of December 31, 2018 remains outstanding as of June 30, 2019 as they are primarily deposits. The Partnership does not have any material contract assets as of June 30, 2019 or December 31, 2018.
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

The Partnership determines if an arrangement is a lease at inception. The Partnership's ROU assets are included in property, plant and equipment, net and noncurrent other assets for finance leases and operating leases, respectively. Lease liabilities are included in accrued liabilities, current and noncurrent other obligations and operating lease liabilities, less current portion in the condensed consolidated balance sheets. Operating lease expense is included in operating expenses and cost of products sold while amortization expense associated with ROU assets for finance leases is included in depreciation and amortization expense.

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

The Partnership’s operating and finance leases are primarily for time charters, facilities, railcars and equipment.  The terms and conditions for these leases vary by the type of underlying asset. For the three and six months ended June 30, 2019, total operating lease expense was $2.1 million and $9.7 million, respectively, of which $1.8 million and $7.2 million was related to short-term leases, respectively. For the three and six months ended June 30, 2019, total finance lease expense was $0.5 million and $1.0 million, respectively.

Operating and finance leases as of June 30, 2019 are as follows:

	Operating	Finance
ROU Assets:
Other Assets, Net	$18,132	$—
Property, Plant and Equipment, Net	—	6,288
Total ROU Assets	$18,132	$6,288

Lease Liabilities:
Accrued Liabilities	$5,743	$—
Current Portion of Other Obligation	—	1,724
Other Obligations, Less Current Portion	—	4,759
Operating Lease Liabilities, Less Current Portion	12,733	—
Total Lease Liabilities	$18,476	$6,483

Weighted Average Remaining Lease Term (Years)	3	4
Weighted Average Discount Rate	6.44%	4.94%

Supplemental cash flow information related to operating leases as of June 30, 2019 is as follows:

June 30, 2019

Cash paid for operating leases	$2,510
ROU assets obtained in exchange for lease obligations	$630

Maturities of operating and finance lease liabilities as of June 30, 2019 are as follows:

	Operating	Finance
Remaining 2019	$3,284	$1,006
2020	5,935	1,980
2021	6,008	1,725
2022	3,078	1,540
2023	733	847
Thereafter	1,236	34
Total Lease Payments	20,274	7,132
Less: Interest	(1,798)	(649)
Total	$18,476	$6,483

From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contacts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the three and six months ended June 30, 2019, income related to the operating leases with the Partnership as the lessor, as described above, totaled $10.6 million and $21.6 million, respectively.

The undiscounted cash flows to be received on an annual basis from operating leases as of June 30, 2019 are as follows:

June 30, 2019
Remaining 2019	15,685
2020	25,543
2021	19,650
2022	15,926
2023	11,432
Thereafter	56,535
Total Lease Receipts	$144,771

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2019	December 31, 2018
Fair value of interest rate swaps, net of tax	$(8,090)	$176
Cumulative foreign currency translation adjustment	(11,566)	(11,698)
Accumulated other comprehensive loss, net of tax	$(19,656)	$(11,522)
5. Inventories

	June 30, 2019	December 31, 2018
Petroleum and related products	$118,577	$253,385
Coal	6,499	2,566
Natural gas	1,490	3,617
Inventories	$126,566	$259,568
6. Credit Agreement

	June 30, 2019	December 31, 2018
Working capital facilities	$223,690	$284,998
Acquisition facility	340,600	376,100
Total credit agreement	564,290	661,098
Less: current portion of working capital facilities	(21,165)	(154,318)
Long-term portion	$543,125	$506,780
Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (the "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of June 30, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2019 and December 31, 2018, had a borrowing base of $321.7 million and $512.4 million, respectively. As of June 30, 2019 and December 31, 2018, outstanding letters of credit were $33.0 million and $65.5 million, respectively. As of June 30, 2019, excess availability under the working capital facilities was $65.0 million and excess availability under the acquisition facilities was $209.4 million.
The weighted average interest rate was 5.3% for both June 30, 2019 and December 31, 2018. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at June 30, 2019 and December 31, 2018 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which include a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of June 30, 2019, the Partnership was in compliance with these covenants.
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $23.7 million and $28.0 million for the three months ended June 30, 2019 and 2018, respectively, and $51.8 million and $62.9 million for the six months ended June 30, 2019 and 2018, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At June 30, 2019 and December 31, 2018, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.5 million and $9.8 million, respectively.
8. Segment Reporting
The Partnership has four reportable segments that comprise the structure used by the chief operating decision makers (CEO and CFO) to make key operating decisions and assess performance. When establishing a reporting segment, the Partnership aggregates individual operating units that are in the same line of business and have similar economic characteristics. These reportable segments are refined products, natural gas, materials handling and other operations.

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
The Partnership's materials handling segment offloads, stores, and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are generally provided under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. The materials handling reportable segment consists of two operating segments.
The Partnership's other operations segment primarily consists of the purchase, sale and distribution of coal, and commercial trucking activities unrelated to its refined products segment. Other operations are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin. The other operations reporting segment consists of two operating segments.
The Partnership evaluates segment performance based on adjusted gross margin, a non-GAAP measure, which is net sales less cost of products sold (exclusive of depreciation and amortization) increased by unrealized hedging losses and decreased by unrealized hedging gains, in each case with respect to refined products and natural gas inventory, and natural gas transportation contracts.
Based on the way the business is managed, it is not reasonably possible for the Partnership to allocate the components of operating costs and expenses among the operating segments. There were no significant intersegment sales for any of the years presented below.
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2019 and 2018, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $61.3 million and $70.8 million for the three months ended June 30, 2019 and 2018, respectively, and $116.9 million and $136.4 million for the six months ended June 30, 2019 and 2018, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales:
Refined products	$584,313	$664,025	$1,704,436	$1,844,885
Natural gas	58,108	58,428	172,275	188,355
Materials handling	14,313	14,218	30,794	27,366
Other operations	5,284	4,985	12,821	12,198
Net sales	$662,018	$741,656	$1,920,326	$2,072,804
Adjusted gross margin (1):
Refined products	$27,646	$28,671	$72,384	$85,006
Natural gas	4,647	5,055	36,968	43,003
Materials handling	14,334	14,269	30,785	27,417
Other operations	1,649	1,675	3,581	3,781
Adjusted gross margin	48,276	49,670	143,718	159,207
Reconciliation to operating income (loss) (2):
Add/(deduct):
Change in unrealized gain on inventory (3)	(364)	(971)	(4,598)	22,590
Change in unrealized value on natural gas transportation contracts (4)	5,446	(3,716)	13,434	10,352
Operating costs and expenses not allocated to operating segments:
Operating expenses	(21,075)	(22,281)	(44,864)	(45,490)
Selling, general and administrative	(17,827)	(18,562)	(38,739)	(46,426)
Depreciation and amortization	(8,408)	(8,378)	(16,797)	(16,803)
Operating income (loss)	6,048	(4,238)	52,154	83,430
Other income	128	—	128	—
Interest income	140	169	326	281
Interest expense	(10,038)	(9,412)	(21,997)	(19,296)
Income tax (provision) benefit	(1,056)	286	(1,469)	(2,689)
Net (loss) income	$(4,778)	$(13,195)	$29,142	$61,726

(1)
The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income.

(2)	Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.

(3)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to change in unrealized gain on inventory which is not included in net income, represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.

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

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other operations. There are no significant fixed assets attributable to the natural gas reportable segment.
As of June 30, 2019, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2019 and December 31, 2018, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of June 30, 2019 and December 31, 2018, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of June 30, 2019 and December 31, 2018, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of June 30, 2019, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$51,990	$—	$51,990	$—
Futures, swaps and options	35,199	35,172	27	—
Commodity derivatives	87,189	35,172	52,017	—
Interest rate swaps	140	—	140	—
Currency swaps	3	—	3	—
Total derivative assets	$87,332	$35,172	$52,160	$—
Derivative liabilities:
Commodity fixed forwards	$9,058	$—	$9,058	$—
Futures, swaps and options	39,378	39,377	1	—
Commodity derivatives	48,436	39,377	9,059	—
Interest rate swaps	8,293	—	8,293	—
Total derivative liabilities	$56,729	$39,377	$17,352	$—

Contingent consideration	$8,699	$—	$—	$8,699

	As of December 31, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$42,893	$—	$42,893	$—
Futures, swaps and options	120,258	120,231	27	—
Commodity derivatives	163,151	120,231	42,920	—
Interest rate swaps	2,629	—	2,629	—
Currency swaps	2	—	2	—
Total derivative assets	$165,782	$120,231	$45,551	$—
Derivative liabilities:
Commodity fixed forwards	$21,036	$—	$21,036	$—
Futures, swaps and options	78,678	78,674	4	—
Commodity derivatives	99,714	78,674	21,040	—
Interest rate swaps	2,452	—	2,452	—
Total derivative liabilities	$102,166	$78,674	$23,492	$—

Contingent consideration	$8,402	$—	$—	$8,402
Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. A majority of all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2019 will settle prior to December 31, 2020.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2019 and December 31, 2018.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $54.3 million at June 30, 2019. Information related to these offsetting arrangements is set forth below:

	As of June 30, 2019
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$87,189	$(33,072)	$(5,041)	$49,076
Interest rate swap derivative assets	140	—	—	140
Currency swaps	3	—	—	3
Fair value of derivative assets	$87,332	$(33,072)	$(5,041)	$49,219

Commodity derivative liabilities	$(48,436)	$33,072	$10,001	$(5,363)
Interest rate swap derivative liabilities	(8,293)	—	—	(8,293)
Fair value of derivative liabilities	$(56,729)	$33,072	$10,001	$(13,656)

	As of December 31, 2018
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$163,151	$(82,837)	$(28,529)	$51,785
Interest rate swap derivative assets	2,629	—	—	2,629
Currency swaps	2	—	—	2
Fair value of derivative assets	$165,782	$(82,837)	$(28,529)	$54,416

Commodity derivative liabilities	$(99,714)	$82,837	$20	$(16,857)
Interest rate swap derivative liabilities	(2,452)	—	—	(2,452)
Fair value of derivative liabilities	$(102,166)	$82,837	$20	$(19,309)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Refined products contracts	$(5,513)	$(1,227)	$(21,896)	$8,976
Natural gas contracts	10,688	(3,832)	24,067	(2,960)
Total	$5,175	$(5,059)	$2,171	$6,016
There were no discretionary trading activities for the three and six months ended June 30, 2019 and 2018. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2019		As of December 31, 2018
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	5,949	144,651	8,796	132,030
Short contracts	(7,552)	(77,378)	(12,379)	(72,223)
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
The Partnership's interest rate swap agreements outstanding as of June 30, 2019 were as follows:

Beginning	Ending	Notional Amount
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
There was no material ineffectiveness determined for the cash flow hedges for the three and six months ended June 30, 2019 and 2018.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2019, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $1.5 million.
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
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the condensed consolidated income statements. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during fiscal 2019 are as follows:

Contingent consideration - December 31, 2018	$8,402
Change in estimated fair value	297
Contingent consideration - June 30, 2019	$8,699

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec on product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $4.5 million of tax, including interest and penalties, for the period of 2007 to 2018. Similarly, since the filing, the Partnership received an assessment of $8.8 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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
The following table presents a summary of the Partnership’s phantom unit awards subject to vesting during the six months ended June 30, 2019:

	2019 Awards		2018 Awards		2017 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2018	—	$—	123,186	$23.30	119,996	$26.96
Granted	180,638	15.04	—	—	—	—
Forfeited	(8,500)	(15.04)	(8,454)	(23.30)	(3,760)	(27.22)
Vested (end of performance period)	—	—	—	—	—	—
Nonvested at June 30, 2019	172,138	$15.04	114,732	$23.30	116,236	$26.60
During the year ended December 31, 2018 and the six months ended June 30, 2019, the Partnership reduced its estimate of the number of phantom unit awards granted in 2018 and 2017 that are expected to vest and, as a result, unit-based compensation for the six months ended June 30, 2019 was $(0.1) million as compared to $0.2 million for the six months ended June 30, 2018.
Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom units totaled $1.2 million as of June 30, 2019 which is expected to be recognized over a weighted average period of 30 months.
Equity - Changes in Partnership Units
There were no changes in the number of Partnership units outstanding during the three and six months ended June 30, 2019.
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

The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average limited partner common units - basic	22,733,977	22,727,284	22,733,977	22,726,320
Dilutive effect of unvested phantom units	—	—	20,579	58,016
Weighted average limited partner common units - dilutive	22,733,977	22,727,284	22,754,556	22,784,336
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2018	February 13, 2019	$0.6675	$15,175	$2,055	$17,230
March 31, 2019	May 14, 2019	$0.6675	$15,175	$2,055	$17,230

In addition, on July 25, 2019, the Partnership declared a cash distribution for the three months ended June 30, 2019, of $0.6675 per unit, totaling $17.2 million (including a $2.1 million IDR distribution). Such distributions are to be paid on August 12, 2019, to unitholders of record on August 5, 2019.

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
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Note 8 - Segment Reporting to our Condensed Consolidated Financial Statements for a presentation of financial results by reportable segment and see Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for a discussion of financial results by segment.
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
In our natural gas segment we purchase natural gas from natural gas producers and trading companies and sell and distribute natural gas to approximately 14,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States.
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

As of June 30, 2019, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory, and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, adjusted for the impact of acquisition related expenses, and adjusted for the impact of biofuel excise tax credits resulting from retroactive tax legislation changes that occurred in 2018.
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
EBITDA and adjusted EBITDA are not prepared in accordance with GAAP and should not be considered alternatives to net income (loss) or operating income (loss), or any other measure of financial performance presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income (loss) and operating income (loss).
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
Adjusted Gross Margin
Management trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and our commodity market value reporting to lenders.
We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) and decreased by total commodity derivative gains and losses included in net income (loss) and increased by realized commodity derivative gains and losses included in net income (loss), in each case with respect to refined products and natural gas inventory, and natural gas transportation contracts. Adjusted gross margin has no impact on reported volumes or net sales.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Net sales	$662,018	$741,656	$(79,638)	(11)%
Cost of products sold (exclusive of depreciation and amortization)	608,660	696,673	(88,013)	(13)%
Operating expenses	21,075	22,281	(1,206)	(5)%
Selling, general and administrative	17,827	18,562	(735)	(4)%
Depreciation and amortization	8,408	8,378	30	—%
Total operating costs and expenses	655,970	745,894	(89,924)	(12)%
Operating income (loss)	6,048	(4,238)	10,286	(243)%
Other income	128	—	128	—%
Interest income	140	169	(29)	(17)%
Interest expense	(10,038)	(9,412)	(626)	7%
Loss before income taxes	(3,722)	(13,481)	9,759	(72)%
Income tax (provision) benefit	(1,056)	286	(1,342)	(469)%
Net loss	$(4,778)	$(13,195)	$8,417	(64)%

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Net sales	$1,920,326	$2,072,804	$(152,478)	(7)%
Cost of products sold (exclusive of depreciation and amortization)	1,767,772	1,880,655	(112,883)	(6)%
Operating expenses	44,864	45,490	(626)	(1)%
Selling, general and administrative	38,739	46,426	(7,687)	(17)%
Depreciation and amortization	16,797	16,803	(6)	—%
Total operating costs and expenses	1,868,172	1,989,374	(121,202)	(6)%
Operating income	52,154	83,430	(31,276)	(37)%
Other income	128	—	128	—%
Interest income	326	281	45	16%
Interest expense	(21,997)	(19,296)	(2,701)	14%
Income before income taxes	30,611	64,415	(33,804)	(52)%
Income tax provision	(1,469)	(2,689)	1,220	(45)%
Net income	$29,142	$61,726	$(32,584)	(53)%

Analysis of Consolidated Operating Results
Net loss was $4.8 million and $13.2 million for the three months ended June 30, 2019 and 2018, respectively and operating income (loss) was $6.0 million and $(4.2) million for the three months ended June 30, 2019 and 2018, respectively. Operating results for the three months ended June 30, 2019 and 2018 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory and natural gas transportation contracts of $5.1 million and $(4.7) million, respectively. Excluding these unrealized items, operating income for the three months ended June 30, 2019 increased $0.5 million, or 115%, as compared to the three months ended June 30, 2018.
Net income was $29.1 million and $61.7 million for the six months ended June 30, 2019 and 2018, respectively and operating income was $52.2 million and $83.4 million for the six months ended June 30, 2019 and 2018, respectively. Operating results for the six months ended June 30, 2019 and 2018 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, and natural gas transportation contracts of $8.8 million and $32.9 million, respectively. Excluding these unrealized items, operating income for the six months ended June 30, 2019 decreased $7.2 million, or 14%, as compared to the six months ended June 30, 2018.
See "Analysis of Operating Segments", "Operating Costs and Expenses" and "Liquidity and Capital Resources" below for additional details on our operating results.

Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our consolidated operating income (loss) to our total adjusted gross margin, a non-GAAP measure, for the periods presented and a reconciliation of our consolidated net income (loss) to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above “Management’s Discussion and Analysis of Financial Condition and Results of Operations - How Management Evaluates Our Results of Operations - EBITDA and Adjusted EBITDA” of this report. The table below also presents information on weather conditions for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income (loss)	$6,048	$(4,238)	$52,154	$83,430
Operating costs and expenses not allocated to operating segments:
Operating expenses	21,075	22,281	44,864	45,490
Selling, general and administrative	17,827	18,562	38,739	46,426
Depreciation and amortization	8,408	8,378	16,797	16,803
Add/(deduct):
Change in unrealized gain on inventory (1)	364	971	4,598	(22,590)
Change in unrealized value on natural gas transportation contracts (2)	(5,446)	3,716	(13,434)	(10,352)
Total adjusted gross margin (3):	$48,276	$49,670	$143,718	$159,207
Adjusted Gross Margin by Segment:
Refined products (4)	$27,646	$28,671	$72,384	$85,006
Natural gas	4,647	5,055	36,968	43,003
Materials handling	14,334	14,269	30,785	27,417
Other operations	1,649	1,675	3,581	3,781
Total adjusted gross margin	$48,276	$49,670	$143,718	$159,207
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(4,778)	$(13,195)	$29,142	$61,726
Add/(deduct):
Interest expense, net	9,898	9,243	21,671	19,015
Tax provision	1,056	(286)	1,469	2,689
Depreciation and amortization	8,408	8,378	16,797	16,803
EBITDA (3):	$14,584	$4,140	$69,079	$100,233
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	364	971	4,598	(22,590)
Change in unrealized value on natural gas transportation contracts (2)	(5,446)	3,716	(13,434)	(10,352)
Biofuel tax credit (4)	—	—	—	(4,022)
Acquisition related expenses (5)	2	252	9	695
Other adjustments (6)	174	197	346	391
Adjusted EBITDA	$9,678	$9,276	$60,598	$64,355
Other Data:
Ten Year Average Heating Degree Days (7)	582	575	3,239	3,232
Heating Degree Days (7)	539	666	3,159	3,242
Variance from average heating degree days	(7)%	16%	(2)%	—%
Variance from prior period heating degree days	(19)%	10%	(3)%	5%

(1)
Inventory is valued at the lower of cost or net realizable value. The adjustment related to change in unrealized gain on inventory which is not included in net income (loss), represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income (loss).

(2)
Represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income (loss) until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net income (loss).

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

Analysis of Operating Segments

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	279,562	304,248	(24,686)	(8)%
Natural gas (MMBtus)	12,929	12,325	604	5%
Materials handling (short tons)	523	577	(54)	(9)%
Materials handling (gallons)	144,687	127,638	17,049	13%
Net Sales:
Refined products	$584,313	$664,025	$(79,712)	(12)%
Natural gas	58,108	58,428	(320)	(1)%
Materials handling	14,313	14,218	95	1%
Other operations	5,284	4,985	299	6%
Total net sales	$662,018	$741,656	$(79,638)	(11)%
Adjusted Gross Margin:
Refined products	$27,646	$28,671	$(1,025)	(4)%
Natural gas	4,647	5,055	(408)	(8)%
Materials handling	14,334	14,269	65	0%
Other operations	1,649	1,675	(26)	(2)%
Total adjusted gross margin	$48,276	$49,670	$(1,394)	(3)%
Adjusted Unit Gross Margin:
Refined products	$0.099	$0.094	$0.005	5%
Natural gas	$0.359	$0.410	$(0.051)	(12)%

Refined Products
Refined products net sales decreased $79.7 million, or 12%, compared to the same period last year, due to both reduced volume and average sales price. About half of the 8% decline in volume was due to lower distillate sales, in particular as a result of reduced heating oil requirements with the warmer weather and high competitive intensity in some of our markets. Reduced diesel fuel volumes in support of natural gas fracking requirements also contributed to the distillate volume decline. Residual fuel was the next largest contributor to the lower volume, driven by a decrease at Kildair which was a combination of the continuing transition of marine bunker requirements from heavy fuel oil to gas oil and a one-time bulk export sale in the corresponding time period last year.
Refined products adjusted gross margin decreased $1.0 million, or 4%, compared to the same period last year. The decrease in adjusted gross margin was a result of the lower volumes, with average unit margins increasing by 5%.

Natural Gas
Natural gas net sales declined $0.3 million, or 1%, compared to the same period last year due to a 5% decrease in average sales prices. The sales price decrease was consistent with the lower underlying natural gas price environment.
Natural gas adjusted gross margin decreased $0.4 million, or 8%, compared to the same period last year, due to a 12% reduction in adjusted unit gross margin. The decline in adjusted unit gross margin was largely a result of increased utility capacity costs impacting contractual margins in the lower price seasonal period. High competitive intensity also impacted the adjusted unit margins.

Materials Handling
Materials handling net sales and adjusted gross margin of $14.3 million was essentially flat compared to the same period last year. At our U.S. operations, gross margin increased slightly as seasonal timing on bulk deliveries offset a reduction in heavy lift activity following completion of the ethane cracker module handling requirements. Kildair gross margin was down modestly as the reduced revenue following expiration of the crude oil materials handling contract was higher than the gains due to incremental Vacuum Gas Oil and Heavy Fuel Oil tank rental income from two customers.
Other Operations
Net sales from other operations increased $0.3 million, or 6%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin was essentially flat.
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	829,054	880,488	(51,434)	(6)%
Natural gas (MMBtus)	32,733	32,582	151	0%
Materials handling (short tons)	1,445	1,370	75	5%
Materials handling (gallons)	250,910	197,610	53,300	27%
Net Sales:
Refined products	$1,704,436	$1,844,885	$(140,449)	(8)%
Natural gas	172,275	188,355	(16,080)	(9)%
Materials handling	30,794	27,366	3,428	13%
Other operations	12,821	12,198	623	5%
Total net sales	$1,920,326	$2,072,804	$(152,478)	(7)%
Adjusted Gross Margin:
Refined products	$72,384	$85,006	$(12,622)	(15)%
Natural gas	36,968	43,003	(6,035)	(14)%
Materials handling	30,785	27,417	3,368	12%
Other operations	3,581	3,781	(200)	(5)%
Total adjusted gross margin	$143,718	$159,207	$(15,489)	(10)%
Adjusted Unit Gross Margin:
Refined products	$0.087	$0.097	$(0.010)	(10)%
Natural gas	$1.129	$1.320	$(0.191)	(14)%

Refined Products
Refined products net sales decreased $140.4 million, or 8%, compared to the same period last year, due to a combination of lower volumes and prices. All three product groups contributed to the 6% reduction in volume with the largest decline in heavy oil. Key factors leading to the residual fuel oil volume decrease were less supportive weather, limited natural gas interruptions and reduced marine bunker requirements. Kildair also had a one-time bulk export last year which is a significant part of the volume differences. The warmer weather also impacted distillate volumes, with higher competitive intensity a factor contributing to lower distillate as well as gasoline volumes. The 2% lower sales prices reflects the lower market prices during the six months ended June 30, 2019 compared to the same period last year.

Refined products adjusted gross margin decreased $12.6 million, or 15%, compared to the same period last year. This decline was due to a combination of a 10% reduction in average adjusted unit margins and the 6% decline in volume discussed above. Key factors contributing to the lower adjusted unit gross margins included higher competitive intensity impacting margins on discretionary volumes, less supportive weather, and lower requirements in support of natural gas fracking operations.
Natural Gas
Natural gas net sales decreased $16.1 million, or 9%, compared to the same period last year as a result of the lower natural gas price environment. Sales volumes were in line with the same period last year with the increases in the second quarter offsetting the reduced volumes in the winter period.
Natural gas adjusted gross margin decreased by $6.0 million, or 14%, compared to the same period last year, due to the 14% lower adjusted unit gross margins. The decrease in adjusted unit gross margin primarily reflects a reduction compared to the higher cash prices and margins opportunities in the same period last year, in particular during the winter.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $3.4 million, or approximately 12%, compared to the same period last year. Incremental revenue at Kildair was the primary factor due to a significant increase in Vacuum Gas Oil and Heavy Fuel Oil tank rental agreement income from two customers as well as a full six months of the asphalt materials handling agreement compared to four months last year. At Sprague’s U.S. operations, adjusted gross margin increased modestly as small gains in bulk, breakbulk and liquid bulk activity was more than the reduction in heavy lift adjusted gross margin following the completion of ethane cracker modules handling requirements.
Other Operations
Net sales from other operations increased by $0.6 million, or 5%, as a result of the higher coal price environment compared to the same period last year. Adjusted gross margin was $0.2 million lower.

Operating Costs and Expenses
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

	Three Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses	$21,075	$22,281	$(1,206)	(5)%
Selling, general and administrative	$17,827	$18,562	$(735)	(4)%
Depreciation and amortization	$8,408	$8,378	$30	0%
Interest expense, net	$9,898	$9,243	$655	7%
Operating Expenses. Operating expenses decreased $1.2 million, or 5%, compared to the same period last year, reflecting $0.4 million of decreased employee related expenses, $0.4 million of decreased legal expense and $0.3 million of lower repair and maintenance expenses.
Selling, General and Administrative Expenses. SG&A expenses decreased $0.7 million, or 4%, compared to the same period last year. This decline was driven by a $2.1 million decrease in employee related expenses primarily attributed to our cost reduction initiatives, a $0.4 million decrease in audit and legal fees and a $0.2 million decrease in acquisition related expenses. These decreases were partially offset by a $2.1 million increase in incentive compensation primarily as a result of an adjustment recognized in the second quarter of 2018 to reflect a decrease in the estimated number of units that were expected to vest over the vesting period.
Depreciation and Amortization. Depreciation and amortization was flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net increased $0.7 million, or 7%, compared to the same period last year primarily due to increased interest rates.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses	$44,864	$45,490	$(626)	(1)%
Selling, general and administrative	$38,739	$46,426	$(7,687)	(17)%
Depreciation and amortization	$16,797	$16,803	$(6)	0%
Interest expense, net	$21,671	$19,015	$2,656	14%
Operating Expenses. Operating expenses decreased $0.6 million, or 1%, compared to the same period last year, reflecting $0.4 million of decreased boiler fuel expense and $0.3 million of decreased transportation vehicle expenses partially offset by $0.3 million of increased stockpile expenses attributable to activity at our terminals.
Selling, General and Administrative Expenses. SG&A expenses decreased $7.7 million or 17%, compared to the same period last year. This decrease was driven by a $4.2 million decrease in incentive compensation and sales commissions, $2.9 million of lower employee related costs attributed to our cost reduction initiatives and $0.7 million of decreased acquisition related costs.
Depreciation and Amortization. Depreciation and amortization was flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net increased $2.7 million, or 14%, compared to the same period last year primarily due to increased interest rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2019, we had working capital of $195.7 million.
As of June 30, 2019, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $65.0 million and the undrawn borrowing capacity under the acquisition facility was $209.4 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2019, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $197.8 million to a high of $394.7 million.
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
As of June 30, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2019.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2019	$2,624	$2,800	$5,424
2018	$4,032	$5,266	$9,298

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$137,470	$205,332
Net cash used in investing activities	$(5,224)	$(9,255)
Net cash used in financing activities	$(133,694)	$(194,261)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2019 was $137.5 million. Cash inflows for the period were the result of a decrease of $133.0 million in inventories due to a reduction in inventory requirements, a decrease of $108.5 million in accounts receivable due to a seasonal reduction in sales volume, $29.1 million in net income and $24.7 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period. These inflows were offset by cash outflows as a result of a reduction of $161.2 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Net cash provided by operating activities for the six months ended June 30, 2018 was $205.3 million and was primarily driven by cash inflows as a result of a decrease of $156.5 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $131.4 million in accounts receivable due to a seasonal reduction in sales volume, and $61.7 million in net income. These inflows were offset by cash outflows as a result of a reduction of $130.3 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $59.5 million representing the net impact in our derivative instruments as a result contract activity and changes in commodity prices during the period.

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 was $5.2 million, and primarily resulted from $2.6 million related to expansion capital expenditures and $2.8 million related to maintenance capital expenditure projects across our terminal system.

Net cash used in investing activities for the six months ended June 30, 2018 was $9.3 million of which $4.0 million related to expansion capital expenditures and $5.3 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 was $133.7 million, and primarily resulted from $97.0 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $34.5 million.
Net cash used in financing activities for the six months ended June 30, 2018 was $194.3 million, and primarily resulted from $155.5 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of seasonal inventory levels and distributions of $34.2 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2019 and 2018.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our Condensed Consolidated Financial Statements are detailed in Note 1 - Description of Business and Summary of Significant Accounting Policies included in our 2018 Annual Report and as updated in Note 3 - Leases to this Quarterly Report as it relates to the adoption of ASU 2016-02, Leases (Topic 842). Other than the impact of the adoption of the new lease guidance, there have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
Recent Accounting Pronouncements
For information on recent accounting pronouncements impacting our business, see "Recent Accounting Pronouncements" included under Note 1 - Description of Business and Summary of Significant Accounting Policies to our Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2019	2018	2019	2018
Refined products contracts	$(5,513)	$(1,227)	$(21,896)	$8,976
Natural gas contracts	10,688	(3,832)	24,067	(2,960)
Total	$5,175	$(5,059)	$2,171	$6,016
Substantially all of our commodity derivative contracts outstanding as of June 30, 2019 will settle prior to December 31, 2020.

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
Our interest rate swap agreements outstanding as of June 30, 2019 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended June 30, 2019 we hedged approximately 43% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2019, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.6 million and decreased approximately $3.6 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of June 30, 2019:

	As of June 30, 2019
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$51,990	$—	$51,990	$—
Futures, swaps and options	35,199	35,172	27	—
Commodity derivatives	87,189	35,172	52,017	—
Interest rate swaps	140	—	140	—
Currency swaps	3	—	3	—
Total derivative assets	$87,332	$35,172	$52,160	$—
Derivative liabilities:
Commodity fixed forwards	$9,058	$—	$9,058	$—
Futures, swaps and options	39,378	39,377	1	—
Commodity derivatives	48,436	39,377	9,059	—
Interest rate swaps	8,293	—	8,293	—
Total derivative liabilities	$56,729	$39,377	$17,352	$—

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
As of June 30, 2019, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 7, 2019		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)