Form 10-Q
period 2019-09-30
Sprague Resources LP
filed 2019-11-07
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number: 001-36137

Sprague Resources LP
(Exact name of registrant as specified in its charter)

Delaware	45-2637964
(State of incorporation)	(I.R.S. Employer Identification No.)
185 International Drive
Portsmouth, New Hampshire 03801
(Address of principal executive offices)
Registrant’s telephone number, including area code: (800) 225-1560
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units Representing Limited Partner Interests	SRLP	New York Stock Exchange

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
The registrant had 22,747,909 common units outstanding as of November 7, 2019.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	1
	Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2019 and September 30, 2018	2
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2019 and September 30, 2018	3
	Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit) for the three and nine months ended September 30, 2019 and September 30, 2018	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		44

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,946	$7,530
Accounts receivable, net	158,744	269,908
Inventories	156,079	259,568
Fair value of derivative assets	63,041	153,438
Other current assets	29,483	8,888
Total current assets	414,293	699,332
Fair value of derivative assets, long-term	17,678	12,344
Property, plant and equipment, net	344,558	349,846
Intangibles, net	52,122	59,987
Other assets, net	26,495	8,694
Goodwill	115,037	115,037
Total assets	$970,183	$1,245,240
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$81,482	$197,995
Accrued liabilities	44,863	65,959
Fair value of derivative liabilities	47,985	90,151
Due to General Partner	4,704	7,688
Current portion of working capital facilities	70,060	154,318
Current portion of other obligations	7,496	7,044
Total current liabilities	256,590	523,155
Commitments and contingencies
Working capital facilities, less current portion	172,630	130,680
Acquisition facility	352,600	376,100
Fair value of derivative liabilities, long-term	15,543	12,015
Other obligations, less current portion	44,207	46,455
Operating lease liabilities, less current portion	14,160	—
Due to General Partner	2,373	2,093
Deferred income taxes	17,320	17,766
Total liabilities	875,423	1,108,264
Unitholders’ equity:
Common unitholders - public (10,627,629 units issued and outstanding)	181,621	196,680
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(65,336)	(48,182)
Accumulated other comprehensive loss, net of tax	(21,525)	(11,522)
Total unitholders’ equity	94,760	136,976
Total liabilities and unitholders’ equity	$970,183	$1,245,240

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$582,590	$618,455	$2,502,916	$2,691,259
Cost of products sold (exclusive of depreciation and amortization)	534,420	581,624	2,302,192	2,462,279
Operating expenses	20,461	21,047	65,325	66,537
Selling, general and administrative	17,570	16,923	56,309	63,349
Depreciation and amortization	8,466	8,343	25,263	25,146
Total operating costs and expenses	580,917	627,937	2,449,089	2,617,311
Operating income (loss)	1,673	(9,482)	53,827	73,948
Other income	—	293	128	293
Interest income	121	123	447	404
Interest expense	(9,918)	(9,073)	(31,915)	(28,369)
(Loss) income before income taxes	(8,124)	(18,139)	22,487	46,276
Income tax provision	(1,610)	(295)	(3,078)	(2,984)
Net (loss) income	(9,734)	(18,434)	19,409	43,292
Incentive distributions declared	—	(2,055)	(4,110)	(5,824)
Limited partners' interest in net (loss) income	$(9,734)	$(20,489)	$15,299	$37,468

Net (loss) income per limited partner unit:
Common - basic	$(0.43)	$(0.90)	$0.67	$1.65
Common - diluted	$(0.43)	$(0.90)	$0.67	$1.65
Units used to compute net (loss) income per limited partner unit:
Common - basic	22,733,977	22,727,284	22,733,977	22,726,645
Common - diluted	22,733,977	22,727,284	22,757,779	22,766,725
Distribution declared per unit	$0.6675	$0.6675	$2.0025	$1.9875

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(9,734)	$(18,434)	$19,409	$43,292
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on interest rate swaps
Net (loss) gain arising in the period	(1,832)	1,503	(9,776)	4,734
Reclassification adjustment related to gain realized in income	(11)	(619)	(398)	(1,398)
Net change in unrealized (loss) gain on interest rate swaps	(1,843)	884	(10,174)	3,336
Tax effect	14	(7)	79	(25)
	(1,829)	877	(10,095)	3,311
Foreign currency translation adjustment	(40)	48	92	(79)
Other comprehensive (loss) income	(1,869)	925	(10,003)	3,232
Comprehensive (loss) income	$(11,603)	$(17,509)	$9,406	$46,524

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity (Deficit)
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended September 30, 2018 and 2019
Balance at June 30, 2018	$204,859	$(38,859)	$—	$(6,563)	$159,437
Net loss	(9,574)	(10,914)	2,054	—	(18,434)
Other comprehensive income	—	—	—	925	925
Unit-based compensation	(157)	(178)	—	—	(335)
Distributions paid	(7,090)	(8,081)	(2,054)	—	(17,225)
Balance at September 30, 2018	$188,038	$(58,032)	$—	$(5,638)	$124,368

Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467
Net loss	(5,511)	(6,278)	2,055	—	(9,734)
Other comprehensive loss	—	—	—	(1,869)	(1,869)
Unit-based compensation	59	67	—	—	126
Distributions paid	(7,094)	(8,081)	(2,055)	—	(17,230)
Balance at September 30, 2019	$181,621	$(65,336)	$—	$(21,525)	$94,760

Nine Months Ended September 30, 2018 and 2019
Balance at December 31, 2017	$193,977	$(53,273)	$—	$(8,870)	$131,834
Net income	17,828	20,323	5,141	—	43,292
Other comprehensive income	—	—	—	3,232	3,232
Unit-based compensation	(43)	(48)	—	—	(91)
Distributions paid	(22,552)	(23,698)	(5,141)	—	(51,391)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	(2,508)
Balance at September 30, 2018	$188,038	$(58,032)	$—	$(5,638)	$124,368

Balance at December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	6,192	7,052	6,165	—	19,409
Other comprehensive loss	—	—	—	(10,003)	(10,003)
Unit-based compensation	32	37	—	—	69
Distributions paid	(21,283)	(24,243)	(6,165)	—	(51,691)
Balance at September 30, 2019	$181,621	$(65,336)	$—	$(21,525)	$94,760

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$19,409	$43,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	27,955	27,802
Loss on sale of assets	(153)	(266)
Changes in fair value of contingent consideration	450	521
Provision for doubtful accounts	471	942
Non-cash unit-based compensation	69	(91)
Other	72	75
Deferred income taxes	(367)	(49)
Changes in assets and liabilities:
Accounts receivable	110,692	124,901
Inventories	103,489	123,913
Other assets	(17,364)	20,185
Fair value of commodity derivative instruments	36,253	(29,649)
Due to General Partner and affiliates	(2,705)	(5,449)
Accounts payable, accrued liabilities and other	(147,577)	(114,825)
Net cash provided by operating activities	130,694	191,302
Cash flows from investing activities
Purchases of property, plant and equipment	(10,398)	(13,333)
Proceeds from sale of assets	236	377
Net cash used in investing activities	(10,162)	(12,956)
Cash flows from financing activities
Net payments under credit agreements	(65,967)	(109,454)
Payments on finance/capital leases, term debt, and other obligations, net of change in exchange rate	(3,470)	(3,036)
Debt issue costs	—	(182)
Distributions to unitholders	(51,691)	(51,391)
Repurchased units withheld for employee tax obligations	—	(2,508)
Net cash used in financing activities	(121,128)	(166,571)
Effect of exchange rate changes on cash balances held in foreign currencies	12	31
Net change in cash and cash equivalents	(584)	11,806
Cash and cash equivalents, beginning of period	7,530	6,815
Cash and cash equivalents, end of period	$6,946	$18,621
Supplemental disclosure of cash flow information
Cash paid for interest	$29,274	$25,443
Cash paid for taxes	$6,933	$3,497
Assets acquired under finance/capital lease obligations	$1,722	$2,998

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
As of September 30, 2019, the Sponsor, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2019 and December 31, 2018, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, and the consolidated cash flows for the nine months ended September 30, 2019 and 2018. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Partnership’s audited consolidated financial statements included in the 2018 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements except for the adoption of ASU 2016-02, Leases (Topic 842) which the Partnership adopted as of January 1, 2019. The adoption of Topic 842 is discussed further in Recent Accounting Pronouncements below, as well as in Note 3 - Leases.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Refined products
Distillates	$378,535	$403,186	$1,795,264	$1,890,740
Gasoline	81,777	88,536	214,933	252,852
Heavy fuel oil and asphalt	54,709	59,767	209,260	252,782
Total refined products	$515,021	$551,489	$2,219,457	$2,396,374
Natural gas	48,987	46,908	221,262	235,263
Materials handling	13,119	14,711	43,913	42,077
Other operations	5,463	5,347	18,284	17,545
Net sales	$582,590	$618,455	$2,502,916	$2,691,259

Net sales by Country:
United States	$519,340	$549,477	$2,322,763	$2,485,922
Canada	63,250	68,978	$180,153	205,337
Net sales	$582,590	$618,455	$2,502,916	$2,691,259

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $6.2 million and $9.8 million as of September 30, 2019 and December 31, 2018, respectively. A substantial portion of the contract liabilities as of December 31, 2018 remains outstanding as of September 30, 2019 as they are primarily deposits. The Partnership does not have any material contract assets as of September 30, 2019 or December 31, 2018.
3. Leases

The Partnership adopted the new lease standard using the required modified retrospective approach, effective January 1, 2019. The standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

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

The Partnership’s operating and finance leases are primarily for time charters, facilities, railcars and equipment.  The terms and conditions for these leases vary by the type of underlying asset. For the three and nine months ended September 30, 2019, total operating lease expense was $2.2 million and $12.0 million, respectively, of which $1.1 million and $8.3 million was related to short-term leases, respectively. For the three and nine months ended September 30, 2019, total finance lease expense was $0.5 million and $1.5 million, respectively.

Operating and finance leases as of September 30, 2019 are as follows:

	Operating	Finance
ROU Assets:
Other Assets, Net	$20,547	$—
Property, Plant and Equipment, Net	—	6,367
Total ROU Assets	$20,547	$6,367

Lease Liabilities:
Accrued Liabilities	$6,732	$—
Current Portion of Other Obligation	—	1,827
Other Obligations, Less Current Portion	—	4,743
Operating Lease Liabilities, Less Current Portion	14,160	—
Total Lease Liabilities	$20,892	$6,570

Weighted Average Remaining Lease Term (Years)	3	4
Weighted Average Discount Rate	6.10%	5.14%

Supplemental cash flow information related to operating leases as of September 30, 2019 is as follows:

September 30, 2019

Cash paid for operating leases	$3,705
ROU assets obtained in exchange for new lease liabilities	$4,057

Maturities of operating and finance lease liabilities as of September 30, 2019 are as follows:

	Operating	Finance
Remaining 2019	$2,574	$530
2020	6,912	2,096
2021	6,985	1,841
2022	3,854	1,657
2023	1,125	965
Thereafter	1,359	110
Total Lease Payments	22,809	7,199
Less: Interest	(1,917)	(629)
Total	$20,892	$6,570

From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the three and nine months ended September 30, 2019, income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.7 million and $31.2 million, respectively.

The undiscounted cash flows to be received on an annual basis from operating leases as of September 30, 2019 are as follows:

September 30, 2019
Remaining 2019	$9,041
2020	28,597
2021	20,228
2022	16,509
2023	12,013
Thereafter	57,278
Total Lease Receipts	$143,666

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2019	December 31, 2018
Fair value of interest rate swaps, net of tax	$(9,918)	$176
Cumulative foreign currency translation adjustment	(11,607)	(11,698)
Accumulated other comprehensive loss, net of tax	$(21,525)	$(11,522)
5. Inventories

	September 30, 2019	December 31, 2018
Petroleum and related products	$149,428	$253,385
Coal	4,303	2,566
Natural gas	2,348	3,617
Inventories	$156,079	$259,568
6. Credit Agreement

	September 30, 2019	December 31, 2018
Working capital facilities	$242,690	$284,998
Acquisition facility	352,600	376,100
Total credit agreement	595,290	661,098
Less: current portion of working capital facilities	(70,060)	(154,318)
Long-term portion	$525,230	$506,780
Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (the "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of September 30, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2019 and December 31, 2018, had a borrowing base of $351.2 million and $512.4 million, respectively. As of September 30, 2019 and December 31, 2018, outstanding letters of credit were $35.6 million and $65.5 million, respectively. As of September 30, 2019, excess availability under the working capital facilities was $72.9 million and excess availability under the acquisition facilities was $197.4 million.
The weighted average interest rate was 5.1% and 5.3% at September 30, 2019 and December 31, 2018, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at September 30, 2019 and December 31, 2018 represents the amounts of the working capital facility intended to be repaid during the following twelve month period.
The Credit Agreement contains certain restrictions and covenants among which include a minimum level of net working capital, fixed charge coverage and debt leverage ratios and limitations on the incurrence of indebtedness. The Credit Agreement limits the Partnership’s ability to make distributions in the event of a default as defined in the Credit Agreement. As of September 30, 2019, the Partnership was in compliance with these covenants.
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $23.8 million and $24.5 million for the three months ended September 30, 2019 and 2018, respectively, and $75.6 million and $87.4 million for the nine months ended September 30, 2019 and 2018, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At September 30, 2019 and December 31, 2018, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.1 million and $9.8 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2019 and 2018, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $63.3 million and $69.0 million for the three months ended September 30, 2019 and 2018, respectively, and $180.2 million and $205.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales:
Refined products	$515,021	$551,489	$2,219,457	$2,396,374
Natural gas	48,987	46,908	221,262	235,263
Materials handling	13,119	14,711	43,913	42,077
Other operations	5,463	5,347	18,284	17,545
Net sales	$582,590	$618,455	$2,502,916	$2,691,259
Adjusted gross margin (1):
Refined products	$33,400	$26,646	$105,783	$111,652
Natural gas	3,681	3,007	40,649	46,010
Materials handling	13,101	14,683	43,886	42,100
Other operations	1,565	1,715	5,146	5,496
Adjusted gross margin	51,747	46,051	195,464	205,258
Reconciliation to operating income (loss) (2):
Add/(deduct):
Change in unrealized gain on inventory (3)	3,428	(3,281)	(1,169)	19,309
Change in unrealized value on natural gas transportation contracts (4)	(7,005)	(5,939)	6,429	4,413
Operating costs and expenses not allocated to operating segments:
Operating expenses	(20,461)	(21,047)	(65,325)	(66,537)
Selling, general and administrative	(17,570)	(16,923)	(56,309)	(63,349)
Depreciation and amortization	(8,466)	(8,343)	(25,263)	(25,146)
Operating income (loss)	1,673	(9,482)	53,827	73,948
Other income	—	293	128	293
Interest income	121	123	447	404
Interest expense	(9,918)	(9,073)	(31,915)	(28,369)
Income tax provision	(1,610)	(295)	(3,078)	(2,984)
Net (loss) income	$(9,734)	$(18,434)	$19,409	$43,292

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
As of September 30, 2019, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of September 30, 2019 and December 31, 2018, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of September 30, 2019 and December 31, 2018, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of September 30, 2019 and December 31, 2018, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of September 30, 2019, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate or probability of outcome.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$45,711	$—	$45,711	$—
Futures, swaps and options	34,997	34,981	16	—
Commodity derivatives	80,708	34,981	45,727	—
Interest rate swaps	11	—	11	—
Currency swaps	—	—	—	—
Total derivative assets	$80,719	$34,981	$45,738	$—
Derivative liabilities:
Commodity fixed forwards	$11,128	$—	$11,128	$—
Futures, swaps and options	42,393	42,388	5	—
Commodity derivatives	53,521	42,388	11,133	—
Interest rate swaps	10,007	—	10,007	—
Total derivative liabilities	$63,528	$42,388	$21,140	$—

Contingent consideration	$8,852	$—	$—	$8,852

	As of December 31, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$42,893	$—	$42,893	$—
Futures, swaps and options	120,258	120,231	27	—
Commodity derivatives	163,151	120,231	42,920	—
Interest rate swaps	2,629	—	2,629	—
Currency swaps	2	—	2	—
Total derivative assets	$165,782	$120,231	$45,551	$—
Derivative liabilities:
Commodity fixed forwards	$21,036	$—	$21,036	$—
Futures, swaps and options	78,678	78,674	4	—
Commodity derivatives	99,714	78,674	21,040	—
Interest rate swaps	2,452	—	2,452	—
Total derivative liabilities	$102,166	$78,674	$23,492	$—

Contingent consideration	$8,402	$—	$—	$8,402
Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. A majority of all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2019 will settle prior to March 31, 2021.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of September 30, 2019 and December 31, 2018.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $44.2 million at September 30, 2019. Information related to these offsetting arrangements is set forth below:

	As of September 30, 2019
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$80,708	$(36,518)	$(1,511)	$42,679
Interest rate swap derivative assets	11	—	—	11
Currency swaps	—	—	—	—
Fair value of derivative assets	$80,719	$(36,518)	$(1,511)	$42,690

Commodity derivative liabilities	$(53,521)	$36,518	$11,185	$(5,818)
Interest rate swap derivative liabilities	(10,007)	—	—	(10,007)
Fair value of derivative liabilities	$(63,528)	$36,518	$11,185	$(15,825)

	As of December 31, 2018
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$163,151	$(82,837)	$(28,529)	$51,785
Interest rate swap derivative assets	2,629	—	—	2,629
Currency swaps	2	—	—	2
Fair value of derivative assets	$165,782	$(82,837)	$(28,529)	$54,416

Commodity derivative liabilities	$(99,714)	$82,837	$20	$(16,857)
Interest rate swap derivative liabilities	(2,452)	—	—	(2,452)
Fair value of derivative liabilities	$(102,166)	$82,837	$20	$(19,309)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Refined products contracts	$6,221	$1,087	$(15,675)	$10,063
Natural gas contracts	(2,421)	(6,244)	21,646	(9,204)
Total	$3,800	$(5,157)	$5,971	$859
There were no discretionary trading activities for the three and nine months ended September 30, 2019 and 2018. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of September 30, 2019		As of December 31, 2018
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	6,892	155,356	8,796	132,030
Short contracts	(8,649)	(82,302)	(12,379)	(72,223)
Interest Rate Derivatives
The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rate swaps hedge the interest rate risk associated with LIBOR based borrowings and have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. The Partnership expects to continue to utilize interest rate swaps to hedge cash flow risk and to manage our exposure to LIBOR interest rates or its replaced equivalent for the foreseeable future.
The Partnership's interest rate swap agreements outstanding as of September 30, 2019 were as follows:

Beginning	Ending	Notional Amount
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
There was no material ineffectiveness determined for the cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2019, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $2.5 million.
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
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Condensed Consolidated Income Statements. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) and during fiscal 2019 are as follows:

Contingent consideration - December 31, 2018	$8,402
Change in estimated fair value	450
Contingent consideration - September 30, 2019	$8,852

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $4.5 million of tax, including interest and penalties, for the period of 2007 to 2018. Similarly, since the filing, the Partnership has been assessed $8.8 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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
The following table presents a summary of the Partnership’s phantom unit awards subject to vesting during the nine months ended September 30, 2019:

	2019 Awards		2018 Awards		2017 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2018	—	$—	123,186	$23.30	119,996	$26.96
Granted	180,638	15.04	—	—	—	—
Forfeited	(15,000)	(15.04)	(11,454)	(23.30)	(5,760)	(27.01)
Vested (end of performance period)	—	—	—	—	—	—
Nonvested at September 30, 2019	165,638	$15.04	111,732	$23.30	114,236	$26.60
During the year ended December 31, 2018 and the nine months ended September 30, 2019, the Partnership reduced its estimate of the number of phantom unit awards granted in 2018 and 2017 that are expected to vest and, as a result, unit-based compensation expense (income) for the nine months ended September 30, 2019 was $0.1 million as compared to $(0.1) million for the nine months ended September 30, 2018.
Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom units totaled $1.2 million as of September 30, 2019 which is expected to be recognized over a weighted average period of 27 months.
Equity - Changes in Partnership Units
There were no changes in the number of Partnership units outstanding during the three and nine months ended September 30, 2019.
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

The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average limited partner common units - basic	22,733,977	22,727,284	22,733,977	22,726,645
Dilutive effect of unvested phantom units	—	—	23,802	40,080
Weighted average limited partner common units - dilutive	22,733,977	22,727,284	22,757,779	22,766,725
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2018	February 13, 2019	$0.6675	$15,175	$2,055	$17,230
March 31, 2019	May 14, 2019	$0.6675	$15,175	$2,055	$17,230
June 30, 2019	August 12, 2019	$0.6675	$15,175	$2,055	$17,230

In addition, on October 25, 2019, the Partnership declared a cash distribution for the three months ended September 30, 2019, of $0.6675 per unit, totaling $15.2 million. Such distributions are to be paid on November 12, 2019, to unitholders of record on November 5, 2019. No IDR distribution was made with respect to the three months ended September 30, 2019. Please see Note 14 - Subsequent Events.

14. Subsequent Events

On October 25, 2019, the General Partner entered into Amendment No. 2 (“Amendment No. 2”) to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013, as amended by Amendment No. 1, dated as of December 20, 2017. Amendment No. 2 provides, generally, that if the holder(s) of a majority of the IDRs in the Partnership request that all or a portion of the amount payable with respect to a given quarter to the holders of the IDRs not be distributed to the holders of the IDRs (the “Waived IDR Amount”), then the General Partner shall not distribute the Waived IDR Amount for such quarter. On October 25, 2019, Sprague Holdings agreed to waive its right to receive payment in respect of the IDRs with respect to the quarter ended September 30, 2019. Any Waived IDR Amount (including such waiver by Sprague Holdings) may be payable in the future, without interest, if certain conditions are met.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage tank capacity of 14.3 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have access to more than 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 1,000 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, as a result of our acquisition of Coen Energy in 2017, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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

As of September 30, 2019, our Sponsor, through its ownership of Sprague Holdings, owns 12,106,348 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
IDR Waiver
On October 25, 2019, the General Partner entered into Amendment No. 2 (“Amendment No. 2”) to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013, as amended by Amendment No. 1, dated as of December 20, 2017. Amendment No. 2 provides, generally, that if the holder(s) of a majority of the IDRs in the Partnership request that all or a portion of the amount payable with respect to a given quarter to the holders of the IDRs not be distributed to the holders of the IDRs (the “Waived IDR Amount”), then the General Partner shall not distribute the Waived IDR Amount for such quarter. On October 25, 2019, Sprague Holdings agreed to waive its right to receive payment in respect of the IDRs with respect to the quarter ended September 30, 2019. Any Waived IDR Amount (including such waiver by Sprague Holdings) may be payable in the future, without interest, if certain conditions are met.
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
Results of Operations
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a period can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or net realizable value. Please read “How Management Evaluates Our Results of Operations.”
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Net sales	$582,590	$618,455	$(35,865)	(6)%
Cost of products sold (exclusive of depreciation and amortization)	534,420	581,624	(47,204)	(8)%
Operating expenses	20,461	21,047	(586)	(3)%
Selling, general and administrative	17,570	16,923	647	4%
Depreciation and amortization	8,466	8,343	123	1%
Total operating costs and expenses	580,917	627,937	(47,020)	(7)%
Operating income (loss)	1,673	(9,482)	11,155	(118)%
Other income	—	293	(293)	(100)%
Interest income	121	123	(2)	(2)%
Interest expense	(9,918)	(9,073)	(847)	9%
Loss before income taxes	(8,124)	(18,139)	10,015	(55)%
Income tax provision	(1,610)	(295)	(1,315)	446%
Net loss	$(9,734)	$(18,434)	$8,700	(47)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Net sales	$2,502,916	$2,691,259	$(188,343)	(7)%
Cost of products sold (exclusive of depreciation and amortization)	2,302,192	2,462,279	(160,087)	(7)%
Operating expenses	65,325	66,537	(1,212)	(2)%
Selling, general and administrative	56,309	63,349	(7,040)	(11)%
Depreciation and amortization	25,263	25,146	117	—%
Total operating costs and expenses	2,449,089	2,617,311	(168,222)	(6)%
Operating income	53,827	73,948	(20,121)	(27)%
Other income	128	293	(165)	—%
Interest income	447	404	43	11%
Interest expense	(31,915)	(28,369)	(3,503)	12%
Income before income taxes	22,487	46,276	(23,789)	(51)%
Income tax provision	(3,078)	(2,984)	(94)	3%
Net income	$19,409	$43,292	$(23,883)	(55)%

Analysis of Consolidated Operating Results
Net loss was $9.7 million and $18.4 million for the three months ended September 30, 2019 and 2018, respectively and operating income (loss) was $1.7 million and $(9.5) million for the three months ended September 30, 2019 and 2018, respectively. Operating results for the three months ended September 30, 2019 and 2018 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory and natural gas transportation contracts of $(3.6) million and $(9.2) million, respectively. Excluding these unrealized items, operating income for the three months ended September 30, 2019 increased $5.5 million, or 2104%, as compared to the three months ended September 30, 2018.
Net income was $19.4 million and $43.3 million for the nine months ended September 30, 2019 and 2018, respectively and operating income was $53.8 million and $73.9 million for the nine months ended September 30, 2019 and 2018, respectively. Operating results for the nine months ended September 30, 2019 and 2018 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory, and natural gas transportation contracts of $5.3 million and $23.7 million, respectively. Excluding these unrealized items, operating income for the nine months ended September 30, 2019 decreased $1.7 million, or 3%, as compared to the nine months ended September 30, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income (loss)	$1,673	$(9,482)	$53,827	$73,948
Operating costs and expenses not allocated to operating segments:
Operating expenses	20,461	21,047	65,325	66,537
Selling, general and administrative	17,570	16,923	56,309	63,349
Depreciation and amortization	8,466	8,343	25,263	25,146
Add/(deduct):
Change in unrealized gain on inventory (1)	(3,428)	3,281	1,169	(19,309)
Change in unrealized value on natural gas transportation contracts (2)	7,005	5,939	(6,429)	(4,413)
Total adjusted gross margin (3):	$51,747	$46,051	$195,464	$205,258
Adjusted Gross Margin by Segment:
Refined products (4)	$33,400	$26,646	$105,783	$111,652
Natural gas	3,681	3,007	40,649	46,010
Materials handling	13,101	14,683	43,886	42,100
Other operations	1,565	1,715	5,146	5,496
Total adjusted gross margin	$51,747	$46,051	$195,464	$205,258
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(9,734)	$(18,434)	$19,409	$43,292
Add/(deduct):
Interest expense, net	9,797	8,950	31,468	27,965
Tax provision	1,610	295	3,078	2,984
Depreciation and amortization	8,466	8,343	25,263	25,146
EBITDA (3):	$10,139	$(846)	$79,218	$99,387
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	(3,428)	3,281	1,169	(19,309)
Change in unrealized value on natural gas transportation contracts (2)	7,005	5,939	(6,429)	(4,413)
Biofuel tax credit (4)	—	—	—	(4,022)
Acquisition related expenses (5)	11	30	21	725
Other adjustments (6)	176	204	521	595
Adjusted EBITDA	$13,903	$8,608	$74,500	$72,963
Other Data:
Ten Year Average Heating Degree Days (7)	40	43	3,279	3,275
Heating Degree Days (7)	18	26	3,177	3,268
Variance from average heating degree days	(55)%	(40)%	(3)%	—%
Variance from prior period heating degree days	(31)%	(21)%	(3)%	5%

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

Analysis of Operating Segments

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	261,379	246,666	14,713	6%
Natural gas (MMBtus)	12,202	10,705	1,497	14%
Materials handling (short tons)	584	735	(151)	(21)%
Materials handling (gallons)	117,897	137,928	(20,031)	(15)%
Net Sales:
Refined products	$515,021	$551,489	$(36,468)	(7)%
Natural gas	48,987	46,908	2,079	4%
Materials handling	13,119	14,711	(1,592)	(11)%
Other operations	5,463	5,347	116	2%
Total net sales	$582,590	$618,455	$(35,865)	(6)%
Adjusted Gross Margin:
Refined products	$33,400	$26,646	$6,754	25%
Natural gas	3,681	3,007	674	22%
Materials handling	13,101	14,683	(1,582)	(11)%
Other operations	1,565	1,715	(150)	(9)%
Total adjusted gross margin	$51,747	$46,051	$5,696	12%
Adjusted Unit Gross Margin:
Refined products	$0.128	$0.108	$0.020	19%
Natural gas	$0.302	$0.281	$0.021	7%

Refined Products
Refined products net sales decreased $36.5 million, or 7%, compared to the same period last year, due to a lower price environment, with the average sales price declining by nearly 12%. Volumes increased by 6%, primarily due to distillates, resulting from a combination of higher discretionary and contractual volumes. The bulk of this distillate volume increase was diesel fuel, with sizable gains in a number of our key markets. Gasoline and residual fuel oil sales volumes were also higher, at 2% to 3% more than the same period last year.
Refined products adjusted gross margin increased $6.8 million, or 25%, compared to the same period last year. The increase in adjusted gross margin was primarily a result of higher adjusted unit gross margin, with the gains in volume a lesser factor. A key contributor to the higher adjusted unit gross margin was a significant improvement at Kildair due to a combination of a more attractive market environment for supplying and hedging fuel oil, as well as better marine fuel margins. Improvement in distillate adjusted unit gross margins due to better diesel and heating oil results was also a factor.

Natural Gas
Natural gas net sales increased $2.1 million, or 4%, compared to the same period last year driven by a 14% gain in volumes. Sales were strong, including a number of new customers with higher than typical requirements. The higher volume was partially offset by an 8% decrease in average sales price, consistent with the lower underlying natural gas price environment.
Natural gas adjusted gross margin increased $0.7 million, or 22%, compared to the same period last year, due to the higher sales volume as well as the 7% higher adjusted unit margin. The improved unit gross margin was driven primarily by a stronger valuation of forward positions due to more favorable natural gas market conditions.

Materials Handling
Materials handling net sales and adjusted gross margin were both $13.1 million, $1.6 million lower than the same period last year. More than half of this decrease occurred at our U.S. operations, resulting from lower bulk deliveries partly due to timing differences as well as tariff-driven reductions in pulp and paper handling. A gain in asphalt handling partially offset these reductions. Kildair adjusted gross margin also declined compared to the same period last year, primarily due to the expiration of the crude handling contract at the end of May. This reduction at Kildair was partially moderated by gains due to incremental Vacuum Gas Oil and Heavy Fuel Oil tank rental income from two customers.
Other Operations
Net sales from other operations increased $0.1 million, or 2%, due to a combination of higher trucking revenues at Kildair and higher coal sales prices compared to the same period last year. Adjusted gross margin declined by $0.2 million.
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,090,433	1,127,154	(36,721)	(3)%
Natural gas (MMBtus)	44,935	43,287	1,648	4%
Materials handling (short tons)	2,029	2,105	(76)	(4)%
Materials handling (gallons)	368,807	335,538	33,269	10%
Net Sales:
Refined products	$2,219,457	$2,396,374	$(176,917)	(7)%
Natural gas	221,262	235,263	(14,001)	(6)%
Materials handling	43,913	42,077	1,836	4%
Other operations	18,284	17,545	739	4%
Total net sales	$2,502,916	$2,691,259	$(188,343)	(7)%
Adjusted Gross Margin:
Refined products	$105,783	$111,652	$(5,869)	(5)%
Natural gas	40,649	46,010	(5,361)	(12)%
Materials handling	43,886	42,100	1,786	4%
Other operations	5,146	5,496	(350)	(6)%
Total adjusted gross margin	$195,464	$205,258	$(9,794)	(5)%
Adjusted Unit Gross Margin:
Refined products	$0.097	$0.099	$(0.002)	(2)%
Natural gas	$0.905	$1.063	$(0.158)	(15)%

Refined Products
Refined products net sales decreased $176.9 million, or 7%, compared to the same period last year, due to a combination of lower volumes and prices. The 3% decline in volume was primarily due to a reduction in residual fuel oil, with gasoline also a notable contributor. Key factors leading to the residual fuel oil volume decrease were less supportive weather, limited natural gas interruptions and reduced marine bunker requirements. Kildair also had a one-time bulk export last year which is a significant part of the volume differences. Higher competitive intensity was the key factor leading to the lower gasoline volumes. The 4% lower average sales price reflects the reduced market price environment during the nine months ended September 30, 2019 compared to the same period last year.

Refined products adjusted gross margin decreased $5.9 million, or 5%, compared to the same period last year. This reduction was due to a combination of the 3% decline in volume discussed above along with a 2% reduction in average adjusted unit gross margin. Higher competitive intensity on discretionary volumes and less supportive weather were key drivers of the decline in the adjusted unit gross margin.
Natural Gas
Natural gas net sales decreased $14.0 million, or 6%, compared to the same period last year as a result of the lower natural gas price environment. Sales volumes increased by 4% compared to last year with the gains in the spring and summer periods more than balancing the reduced winter volumes.
Natural gas adjusted gross margin decreased by $5.4 million, or 12%, compared to the same period last year, due to the 15% lower adjusted unit gross margin. The decrease in adjusted unit gross margins primarily reflects a reduction compared to the results achieved with the higher cash prices and margin opportunities in the winter period last year.
Materials Handling
Materials handling net sales and adjusted gross margin both increased $1.8 million, or 4%, compared to the same period last year. Incremental revenue at Kildair led to the gain due to a significant increase in Vacuum Gas Oil and Heavy Fuel Oil tank rental agreement income from two customers as well as nine months of the asphalt materials handling agreement compared to seven months last year. These gains at Kildair were partially offset by the expiration of the crude handling agreement at the end of May 2019. At Sprague’s U.S. operations, adjusted gross margin decreased modestly as small gains in various bulk and break bulk activities were more than offset by the reduction in heavy lift adjusted gross margin following the completion of ethane cracker modules handling requirements.
Other Operations
Net sales from other operations increased by $0.7 million, or 4%, due to a combination of higher trucking revenues at Kildair and higher coal sales prices compared to the same period last year. Adjusted gross margin was $0.4 million lower than last year.

Operating Costs and Expenses
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

	Three Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses	$20,461	$21,047	$(586)	(3)%
Selling, general and administrative	$17,570	$16,923	$647	4%
Depreciation and amortization	$8,466	$8,343	$123	1%
Interest expense, net	$9,797	$8,950	$847	9%
Operating Expenses. Operating expenses decreased $0.6 million, or 3%, compared to the same period last year, reflecting a decrease of $0.4 million of stockpile expenses and $0.2 million of decreased transportation related expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $0.6 million, or 4%, compared to the same period last year driven by a $2.3 million reduction to incentive compensation expense recorded in the third quarter of 2018 to reflect a lower estimated number of phantom units that were expected to vest over the vesting period. This increase was partially offset by $1.1 million in decreased employee related expenses attributed to our cost reduction initiatives as well as a $0.5 million decrease in professional fees.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net increased $0.8 million, or 9%, compared to the same period last year primarily due to increased interest rates.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Operating expenses	$65,325	$66,537	$(1,212)	(2)%
Selling, general and administrative	$56,309	$63,349	$(7,040)	(11)%
Depreciation and amortization	$25,263	$25,146	$117	0%
Interest expense, net	$31,468	$27,965	$3,503	12%
Operating Expenses. Operating expenses decreased $1.2 million, or 2%, compared to the same period last year, reflecting $0.5 million of decreased transportation related expenses and $0.4 million of decreased legal expenses.
Selling, General and Administrative Expenses. SG&A expenses decreased $7.0 million or 11%, compared to the same period last year. This decrease was driven by a $3.4 million in lower employee related costs attributed to our cost reduction initiatives and decreases of $1.1 million in sales commissions, $0.8 million in incentive compensation, $0.8 million of professional fees and $0.5 million in merger related costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net increased $3.5 million, or 12%, compared to the same period last year primarily due to increased interest rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2019, we had working capital of $157.7 million.
As of September 30, 2019, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $72.9 million and the undrawn borrowing capacity under the acquisition facility was $197.4 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the nine months ended September 30, 2019, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $197.8 million to a high of $394.7 million.
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
As of September 30, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The credit agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2019.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Nine Months Ended September 30,
2019	$4,425	$5,973	$10,398
2018	$5,754	$7,579	$13,333

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$130,694	$191,302
Net cash used in investing activities	$(10,162)	$(12,956)
Net cash used in financing activities	$(121,128)	$(166,571)
Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2019 was $130.7 million. Cash inflows for the period were the result of a decrease of $103.5 million in inventories due to a reduction in inventory requirements, a decrease of $110.7 million in accounts receivable due to a seasonal reduction in sales volume, $19.4 million in net income and $36.3 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period. These inflows were offset by cash outflows as a result of a reduction of $147.6 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Net cash provided by operating activities for the nine months ended September 30, 2018 was $191.3 million and was primarily driven by cash inflows as a result of a decrease of $123.9 million in inventories due to a seasonal reduction in inventory requirements, a decrease of $124.9 million in accounts receivable due to a seasonal reduction in sales volume, and $43.3 million in net income. These inflows were offset by cash outflows as a result of a reduction of $114.8 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $29.6 million representing the net impact in our derivative instruments as a result contract activity and changes in commodity prices during the period.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $10.2 million, and primarily resulted from $4.4 million related to expansion capital expenditures and $6.0 million related to maintenance capital expenditure projects across our terminal system.

Net cash used in investing activities for the nine months ended September 30, 2018 was $13.0 million of which $5.8 million related to expansion capital expenditures and $7.6 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 was $121.1 million, and primarily resulted from $66.0 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $51.7 million.
Net cash used in financing activities for the nine months ended September 30, 2018 was $166.6 million, and primarily resulted from $109.5 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of seasonal inventory levels and distributions of $51.4 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2019 and 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2019	2018	2019	2018
Refined products contracts	$6,221	$1,087	$(15,675)	$10,063
Natural gas contracts	(2,421)	(6,244)	21,646	(9,204)
Total	$3,800	$(5,157)	$5,971	$859
Substantially all of our commodity derivative contracts outstanding as of September 30, 2019 will settle prior to March 31, 2021.

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
Our interest rate swap agreements outstanding as of September 30, 2019 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended September 30, 2019 we hedged approximately 44% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2019, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.6 million and decreased approximately $3.6 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of September 30, 2019:

	As of September 30, 2019
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$45,711	$—	$45,711	$—
Futures, swaps and options	34,997	34,981	16	—
Commodity derivatives	80,708	34,981	45,727	—
Interest rate swaps	11	—	11	—
Currency swaps	—	—	—	—
Total derivative assets	$80,719	$34,981	$45,738	$—
Derivative liabilities:
Commodity fixed forwards	$11,128	$—	$11,128	$—
Futures, swaps and options	42,393	42,388	5	—
Commodity derivatives	53,521	42,388	11,133	—
Interest rate swaps	10,007	—	10,007	—
Total derivative liabilities	$63,528	$42,388	$21,140	$—

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
As of September 30, 2019, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

3.3
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective October 25, 2019 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed October 25, 2019 (File No. 001-36137)).

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective December 20, 2017 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed December 20, 2017 (File No. 001-36137)).

3.5
First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Current Report on Form 8-K filed November 5, 2013 (File No. 001-36137)).

3.6
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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 7, 2019		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)