Form 10-K
period 2019-12-31
Sprague Resources LP
filed 2020-03-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was approximately $180 million as of June 28, 2019 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 22,869,059 common units outstanding as of March 5, 2020.
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
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impacting costs of operation and availability of supply (including the recent coronavirus COVID-19 outbreak), unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and (x) our ability to successfully complete our organic growth and acquisition projects and/or to realize the anticipated financial and operational benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
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

ii

PART I

Item 1.    Business
As used in this Annual Report, unless the context otherwise requires, references to “Sprague Resources,” the “Partnership,” “we,” “our,” “us,” or like terms, refer to Sprague Resources LP and its subsidiaries; references to our "General Partner" refer to Sprague Resources GP LLC; references to "Axel Johnson" or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; and references to "Sprague Holdings" refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner. Our General Partner is a wholly owned subsidiary of Axel Johnson.
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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for a discussion of financial results by segment and see Segment Reporting included under Note 17 to our Consolidated Financial Statements for a presentation of financial results by reportable segment.
As of December 31, 2019, our Sponsor, through its ownership of Sprague Holdings, owned 12,106,348 common units, representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns our General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds all of our incentive distribution rights (“IDRs”), which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. Our refined products segment accounted for 89%, 89% and 86% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively. Of our total volume sold in our refined products segment in 2019, distillates accounted for 79%, gasoline accounted for 10% and residual fuel oil and asphalt accounted for 11%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce® diesel fuel brand), kerosene and jet fuel. In 2019, heating oil accounted for 59%, diesel fuel accounted for 39%, and other distillates accounted for 2% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2019, biofuel blended products accounted for 19% of the distillate fuel volumes sold. Distillate volumes accounted for 79%, 78%, and 75% of our total refined products sales for the years ended December 31, 2019, 2018 and 2017, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 10%, 10% and 11% of our total refined products sales for the years ended December 31, 2019, 2018 and 2017, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements. Additionally, Kildair Service ULC ("Kildair"), our Canadian subsidiary, sold asphalt directly to Canadian customers through 2017. Residual fuel oil and asphalt volumes accounted for 11%, 12% and 14% of our total refined products sales for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Heating oil sales are made to approximately 900 wholesale distributors and retailers through the Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts. Diesel fuel sales are made to approximately 650 wholesalers and transportation fuel distributors. We also sell unbranded gasoline at Partnership-owned and at third-party locations, primarily to resellers. Residual fuel oil is sold to approximately 100 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.

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
For the year ended December 31, 2019, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We purchase, sell and distribute natural gas to approximately 14,000 commercial and industrial customer locations primarily located in the Northeast and Mid-Atlantic United States. Our natural gas segment accounted for 9%, 9% and 12% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. (“ICE”) and the New York Mercantile Exchange ("NYMEX"), to manage our natural gas commodity price risk.
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
For the year ended December 31, 2019, no customer represented more than 10% of net sales for our natural gas segment.
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

Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to some of the same customers that we supply with refined products and natural gas. Our materials handling segment accounted for 2% of our total net sales for each of the years ended December 31, 2019, 2018 and 2017.
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
Liquid. In a manner similar to our refined products operation our terminal network of marine docks, product pipelines and storage tanks are utilized to store and trans-load various other third party owned liquid products to and from ocean vessels, railcars and tanker trucks. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and in some cases transporting the product. Some products require heated storage allow for flow at ambient temperatures. The operations of Kildair include materials handling contracts involving trans-loading and storage of various petroleum products including crude, liquid asphalt and vacuum gas oil ("VGO").
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
Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (clay slurry) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2019, the weighted-average life of our materials handling contracts was eight years, with a weighted-average remaining term of four years, each calculated using adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations-How Management Evaluates Our Results of Operations-Adjusted Gross Margin and Adjusted EBITDA”, attributable to these contracts.
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
Other Operations
Our other operations segment primarily includes the marketing and distribution of coal out of our Portland, Maine terminal and certain commercial trucking activities conducted by Kildair. For the years ended December 31, 2019, 2018 and 2017 our other operations segment accounted for less than 1% of our total net sales.
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

Our Terminals and Storage Facilities
As of December 31, 2019, we owned, operated, and/or controlled a network of refined products and material handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
For a more detailed description of our terminals and storage facilities, please read Part I, Item 2 - "Properties.”
Competition
We encounter varying degrees of competition in the marketing of our refined products based on product type and geographic location. In our primary Northeast United States market, we compete in various product lines and for a range of customer types. The principal methods of competition in our refined products operations are pricing, service offerings to customers, credit support and certainty of supply. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. We believe that our being one of the largest independent wholesale distributors of refined products in the Northeast United States (based on aggregate terminal capacity), our ownership of various marine-based terminals and our reputation for reliability and strong customer service allows us to be competitive in marketing refined products in the areas in which we operate.

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

Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2019, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March.

Employees
As of December 31, 2019, our General Partner employed approximately 665 full-time employees who supported our operations, 62 of whom were covered by five collective bargaining agreements. One of these agreements, covering six employees is up for renewal in 2020. Our Canadian subsidiary had 105 employees as of December 31, 2019, 39 of whom were covered by one collective bargaining agreement that expires on March 18, 2021.

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

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement; however, due to the Paris Agreement’s protocol, the earliest the United States will be able to withdraw is November 2020. Regardless, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program. Any direct and indirect costs of meeting these requirements may adversely affect our business, financial condition, results of operations and our ability to make quarterly distributions to our unitholders.

In addition to the regulatory efforts described above, activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for fossil-fuel energy companies. This could make it more difficult to secure funding for projects. Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and others in our industry have come under increasing pressure to improve our sustainability practices. Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing in our common units. If we are unable to establish adequate sustainability practices, our common unit price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively. Our efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to perform services for certain customers.

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
In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of $9.4 million per quarter, or $37.7 million per year, based on the number of common units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations and our borrowing capacity, which will fluctuate from quarter to quarter based on, among other things:

•	Competition from other companies that sell refined products, natural gas and/or renewable fuels in the Northeast United States and eastern Canada;

•	Competition from other companies in the materials handling business;

•	Demand for refined products, natural gas and our materials handling services in the markets we serve;

•	Absolute price levels, and volatility of prices, of refined products and natural gas in both the spot and futures markets;

•	Seasonal variation in temperature, which affects demand for natural gas and refined products such as heating oil and residual fuel oil (to the extent that it is used for space heating); and

•	Prevailing economic and regulatory conditions.
In addition, the actual amount of distributable cash flow that we distribute will depend on other factors such as:

•	The level of maintenance capital expenditures we make;

•	The level of operating and general and administrative expenses, including reimbursements to our General Partner and certain of its affiliates for services provided to us;

•	Fluctuations or changes in federal, state, local and foreign tax rates, including Canadian income and withholding tax rates;

•	The restrictions contained in our Credit Agreement (as defined herein), including borrowing base limitations and limitations on distributions;

•	Our debt service requirements;

•	The cost of acquisitions we make, if any;

•	Fluctuations in our working capital needs;

•	Our ability to access capital markets and to borrow under our Credit Agreement to make distributions to our unitholders; and

•	The amount of cash reserves established by our General Partner, if any.

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
Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2019, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
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
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas that we serve would significantly reduce net sales and, therefore, adversely affect our business, financial condition, results of operations, our ability to borrow and make quarterly distributions to our unitholders. Factors that could lead to a decrease in market demand for refined products or natural gas include:

•
Recession or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impact costs of operation and availability of supply (including the recent coronavirus COVID-19 outbreak);

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
In general, basis risk describes the inherent market price risk created when a commodity of certain grade or location is purchased, sold or exchanged as compared to a purchase, sale or exchange of a like commodity at a different time or place. Basis may reflect price differentiation associated with different time periods, qualities or grades, or locations and is typically calculated based on the price difference between the cash or spot price of a commodity and the prompt month futures or swaps contract price of the most comparable commodity. For example, if NYMEX heating oil, which is based on New York Harbor delivery, was used to hedge our commodity risk for heating oil purchases, we could have location basis risk if the deliveries were made in a different location such as in Boston. An example of quality or grade basis risk would be the use of diesel fuel contracts to hedge kerosene. The potential exposure from basis risk is in addition to any impact that market pricing structure may have on our results. Basis risk cannot be entirely eliminated and basis exposure can adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
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
In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. In November 2019, the State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement; however, due to the Paris Agreement’s protocol, the earliest the United States will be able to withdraw is November 2020. Regardless, several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program. Any direct and indirect costs of meeting these requirements may adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
Kildair is subject to both Canadian federal and provincial environmental regulations relating to climate change, GHG emissions, fuel content requirements, and energy policies, including, without limitation, regulations that require the purchase of emission allowances, credits and/or compliance units needed to cover emissions attributable to the combustion of some fossil fuels it sells for consumption or otherwise related to the renewable fuel content of such fuels. These laws and regulations are currently under review by the federal and provincial authorities and, as a result, modifications to the regulatory framework is expected in the near future, notably involving the imposition of a carbon levy on products sold by Kildair as well as carbon intensity reduction requirements on such products. To comply with these laws and regulations, Kildair must, and will, incur costs such as, for example, the cost to purchase allowances, credits and compliance units, that allow Kildair to continue operations at its current or increased levels. Increased costs may result in increased prices for Kildair’s products or decreased profitability. Increased product price as well as the laws and regulations applicable to Kildair's customers, who are themselves subject to laws and regulations relating to climate change, GHG emissions, and energy policies, could result in a reduction of demand for Kildair’s product and therefore reduce our revenues. Additional risks include the inability of Kildair to acquire the required amount of emission allowances, credits or compliance units to offset emissions and/or meet the renewable fuel content which would subject Kildair to various fines.
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
Additionally, activists concerned about the potential effects of climate change have recently directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Members of the investment community have recently increased their focus on sustainability practices, including practices related to GHGs and climate change, in the oil and natural gas industry. As a result, we and others in our industry have come under increasing pressure to improve our sustainability practices. Additionally, members of the investment community have begun to screen companies such as ours for sustainability performance before investing in our common units. If we are unable to establish adequate sustainability practices, our common unit price may be negatively impacted, our reputation may be negatively affected, and it may be more difficult for us to compete effectively. Our efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable in order to improve our sustainability performance and to perform services for certain customers. Ultimately, this could make it more difficult to secure funding for energy infrastructure projects, such as our terminal facilities.
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
We depend on unionized labor for our operations in Bronx, Lawrence, Mt. Vernon and Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. Work stoppages or labor disturbances at these facilities could disrupt our business.
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
As of March 5, 2020, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 53% limited partner interest in us and indirectly owns and controls our General Partner. Although our General Partner has a fiduciary duty to manage us in good faith, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our General Partner are directors and/or officers of affiliates of our General Partner. Conflicts of interest may arise between our General Partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units is required to remove our General Partner. As of March 5, 2020, Sprague Holdings owned 53% of our common units.
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
As of March 5, 2020, Sprague Holdings held 12,227,498 common units. We have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
We rely on the master limited partnership (“MLP”) structure and its appeal to investors for accessing debt and equity markets to finance our growth and repay or refinance our debt. The volatility in energy prices over the past few years has, among other factors, caused increased volatility and contributed to a dislocation in pricing for MLPs.
The volatility in pricing for MLPs and other energy companies may be adversely affected by a lower energy prices environment. A number of MLPs have reduced or eliminated their distributions to unitholders. A protracted deterioration in the valuation of our common units would increase our cost of capital, make any equity issuance significantly dilutive and may affect our ability to access capital markets and, as a result, our capacity to pay distributions to our unitholders and service or refinance our debt.
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
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 5, 2020, Sprague Holdings and its affiliates owned 53% of our common units.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. At December 31, 2019, Sprague Holdings had the right to reset the initial target distribution levels. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.
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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion.
Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in our common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts ("IRAs"), raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Further, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours that is engaged in one or more unrelated trades or businesses) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each such trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. If you are a tax exempt entity, you should consult your tax advisor before investing in our common units.

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

The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder's sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Department of the Treasury and the IRS suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, until regulations or other guidance has been issued. In May 2019, the IRS issued proposed Treasury Regulations that would require withholding on open market transactions, effective 60 days after the issuance of final Treasury Regulations, but in the case of a transfer made through a broker, would exclude a partner’s share of liabilities from the amount realized. In addition, the obligation to withhold would be imposed on the broker instead of the transferee. It is not clear if or when the proposed Treasury Regulations will be finalized and in what form, or if other guidance will be issued. If you are a non-U.S. person, you should consult your tax adviser before investing in our common units.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our owned, operated and/or controlled terminals as of December 31, 2019.

	Liquids Storage Terminals	Number of Storage Tanks	Storage Tank Capacity (Bbls)	Principal Products and Materials
**	Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt, crude oil
**	Newington, NH: River Road	29	1,157,325	refined products; asphalt; tallow
**	Searsport, ME	17	1,140,700	refined products; caustic soda; asphalt
*	Bridgeport, CT	11	1,120,600	refined products
*	Albany, NY	9	1,103,600	refined products
**	South Portland, ME	24	910,484	refined products; asphalt; clay slurry
*	East Providence, RI	9	970,436	refined products
**	Bronx, NY	18	907,500	refined products; asphalt
**	Newington, NH: Avery Lane	12	722,000	refined products, asphalt
*	Quincy, MA	8	574,000	refined products
*	New Haven, CT (1)	9	517,505	refined products
**	Providence, RI	4	484,000	refined products; asphalt
***	Everett, MA	4	317,600	asphalt
*	Quincy, MA: TRT (2)	4	304,200	refined products
*	Springfield, MA	10	268,200	refined products
***	Oswego, NY	3	209,800	asphalt
*	Lawrence, NY	8	148,000	refined products
*	Mount Vernon, NY	7	72,100	refined products
*	Stamford, CT	3	46,600	refined products
*	New Bedford, MA (3)	1	30,000	refined products
*	Inwood, NY	2	26,000	refined products
*	Washington, PA area - four locations	20	9,071	refined products
	Total	239	14,322,321

	Dry Storage Terminals	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
**	Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
		15 pads	872,000	heavy lift
**	Newington, NH: River Road	3 pads	390,000	salt; gypsum
***	Portland, ME (4)	7 warehouses;	215,000	break bulk; dry bulk; coal;
		3 pads	95,000	salt
**	South Portland, ME	3 pads	230,000	salt; coal
**	Providence, RI	1 pad	75,000	salt
		9 warehouses;
	Total	25 pads	1,967,000

*Refined Product activities; **Refined Products and Materials Handling activities; *** Materials Handling activities

(1)	These tanks are controlled via a storage and throughput agreement with an initial term through July 24, 2020.

(2)	Operating assets and real estate are leased from an unaffiliated third party through April 30, 2025.

(3)	Operating assets and real estate are leased from a subsidiary of Sprague Holdings through October 30, 2023.

(4)	One storage warehouse is leased from an unaffiliated third party and the balance of the property is owned by us.

Item 3. Legal Proceedings
From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal, Environmental and Other Proceedings in Note 19 - Commitments and Contingencies to our consolidated financial statements included in Part II, Item 8 of this Annual Report, which information is incorporated by reference into this Item 3.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. As of March 5, 2020, Sprague Holdings owned 12,227,498 common units, which represents 53% of the limited partner interest in us. We have gathered tax information for our known unitholders and from brokers/nominees and, based on the information collected, we have estimated that the number of our beneficial common unitholders was 6,000 at December 31, 2019 and was 4,693 at December 31, 2018.
On January 23, 2020, we entered into a letter agreement with the Sponsor and Sprague Holdings providing that Sprague Holdings would receive common units, representing limited partner interests in the Partnership, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019. The number of such common units that were issued to Sprague Holdings was computed based upon the lesser of an incentive distribution rights cash payment of $2,055,252 divided by the market price on close of business on January 23, 2020 or the number of units based on the 10-day volume weighted average price ending December 31, 2019. Accordingly, on February 10, 2020, we issued 121,150 common units to Sprague Holdings in lieu of an aggregate cash payment of $2,055,252 that would have been payable on the incentive distribution rights for such quarter. The transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof.
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

See Part I, Item 1A - Risk Factors —Risk Related to our Business.
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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except unit data and operating data)
Statements of Income Data:
Net sales	$3,502,410	$3,771,133	$2,854,996	$2,389,998	$3,481,914
Cost of products sold (exclusive of depreciation and amortization)	3,228,003	3,445,385	2,602,788	2,179,089	3,188,924
Operating expenses	84,924	88,659	72,284	65,882	71,468
Selling, general and administrative	78,135	80,799	87,582	84,257	94,403
Depreciation and amortization	34,015	33,378	28,125	21,237	20,342
Total operating costs and expenses	3,425,077	3,648,221	2,790,779	2,350,465	3,375,137
Operating income	77,333	122,912	64,217	39,533	106,777
Other (expense) income	(378)	293	108	(114)	298
Interest income	555	577	339	388	456
Interest expense	(42,944)	(38,931)	(31,345)	(27,533)	(27,367)
Income before income taxes	34,566	84,851	33,319	12,274	80,164
Income tax provision (1)	(3,310)	(5,032)	(3,822)	(2,108)	(1,816)
Net income	$31,256	$79,819	$29,497	$10,166	$78,348
Incentive distributions declared	(6,163)	(7,879)	(3,993)	(1,742)	(321)
Limited partners’ interest in net income	$25,093	$71,940	$25,504	$8,424	$78,027
Net income per limited partner unit:
Common—basic	$1.10	$3.17	$1.15	$0.40	$3.71
Common—diluted	$1.10	$3.16	$1.13	$0.38	$3.65
Weighted-average units used to compute net income per limited partner unit:
Common—basic	22,736,916	22,728,218	22,208,964	11,202,427	10,975,941
Common—diluted	22,770,883	22,737,404	22,474,872	11,560,617	11,141,333
Subordinated—basic and diluted	N/A	N/A	N/A	10,071,970	10,071,970
Distributions declared per unit	$2.67	$2.66	$2.46	$2.22	$1.98
Adjusted EBITDA (2)	$105,551	$102,005	$109,230	$110,197	$113,348

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except operating data)
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$(65,365)	$158,979	$57,042	$131,744	$287,613
Investing activities	(13,886)	(16,855)	(153,269)	(44,897)	(14,565)
Financing activities	77,068	(141,315)	100,286	(115,129)	(245,965)
Other Financial and Operating Data (unaudited):
Capital expenditures	$14,292	$17,249	$46,955	$15,986	$14,899
Ten Year Average Heating Degree Days (3)	4,906	4,907	4,944	4,923	4,946
Heating Degree Days (3)	4,862	5,020	4,807	4,717	5,059
Variance from average heating degree days	(1)%	2%	(3)%	(4)%	2%
Variance from prior period heating degree days	(3)%	4%	2%	(7)%	(4)%
Total refined products volumes sold (barrels)	36,437	37,639	33,720	33,240	40,099
Variance from refined products volume from prior period	(3)%	12%	1%	(17)%	1%
Total natural gas volumes sold (MMBtus)	62,266	60,385	61,883	61,732	56,894
Variance from natural gas volume from prior period	3%	(2)%	—%	9%	5%
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,386	$7,530	$6,815	$2,682	$30,974
Property, plant and equipment, net	348,039	349,846	350,059	251,101	250,909
Total assets	1,275,543	1,245,240	1,362,985	1,012,474	1,000,332
Total debt (including finance/capital lease obligations)	821,904	667,415	728,666	561,259	621,100
Total liabilities	1,181,761	1,108,264	1,231,151	887,037	842,847
Total unitholders’ equity	$93,782	$136,976	$131,834	$125,437	$157,485

(1)
The Partnership is treated as a pass through entity for U.S. federal income tax purposes. For pass through entities, all income, expenses, gains, losses and tax credits generated flow through to their owners and, accordingly, do not result in a provision for income taxes in our financial statements. The Partnership’s Canadian entities are subject to Canadian income tax.

(2)
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for changes in unrealized gains (losses) with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, adjusted for the impact of acquisition related expenses, and adjusted for the impact of biofuel excise tax credits resulting from retroactive tax legislation changes that occurred in 2018. For a discussion of the non-GAAP financial measures EBITDA and adjusted EBITDA, please read “Non-GAAP Financial Measures” in Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income	$31,256	$79,819	$29,497	$10,166	$78,348
Add/(deduct):
Interest expense, net	42,389	38,354	31,006	27,145	26,911
Tax expense (benefit)	3,310	5,032	3,822	2,108	1,816
Depreciation and amortization	34,015	33,378	28,125	21,237	20,342
EBITDA	$110,970	$156,583	$92,450	$60,656	$127,417
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	12,814	(32,960)	124	31,304	2,079
Change in unrealized value on prepaid forward contracts (2)	—	—	(1,076)	(1,552)	2,628
Change in unrealized value on natural gas transportation contracts (3)	(19,289)	(19,114)	10,441	18,612	(21,695)
Other adjustments (4)	1,042	771	231	—	—
Biofuel excise tax credits (5)(6)	—	(4,022)	4,022	—	—
Acquisition related expenses (7)	14	747	3,038	1,177	2,919
Adjusted EBITDA	$105,551	$102,005	$109,230	$110,197	$113,348

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

(4)	Represents the change in the fair value of the contingent consideration related to the 2017 Coen Energy acquisition and other expense.

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017 through the end of 2017. With regard to this reinstatement, during the year 2018, we recorded excise tax credits of approximately $4.0 million that related to blending activities that occurred during the years ended December 31, 2017. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. This adjustment in the table above reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

(6)
On December 20, 2019, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities retroactive to the beginning of 2018 and through 2022. During the year ended December 31, 2019, we recorded excise tax credits of approximately $4.4 million that related to blending activities that occurred during the year ended December 31, 2018. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. We did not show an adjustment to our adjusted EBITDA related to this reinstatement as the timing was such that the 2018 Annual Report was filed prior to the legislative action. In contrast, for the 2018 reinstatement referenced in note (5) above, the legislative action was prior to the filing of the 2017 Annual Report and, therefore, warranted an adjustment to reflect the knowledge and impact of this enacted legislation.

(7)
We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes to the Consolidated Financial Statements included elsewhere in this report, as well as the other financial information appearing elsewhere in this Annual Report. This section of this Form 10-K generally includes comparisons of certain 2019 financial information to the same information for 2018. Year-to-year comparisons of the 2018 financial information to the same information for 2017 that are not included in this Form 10-K are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 14, 2019, which comparative information is incorporated by reference herein.
A reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15 - “Exhibits and Financial Statement Schedules” of this Annual Report.
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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals strategically located throughout the Northeast United States and in Quebec, Canada that have a combined storage tank capacity of 14.3 million barrels for refined products and other liquid materials, as well as 2.0 million square feet of materials handling capacity. We also have access to 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Note 17 - Segment Reporting to our Consolidated Financial Statements for a presentation of financial results by reportable segment and see Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for a discussion of financial results by segment.
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, as a result of our acquisition of Coen Energy in 2017, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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
Our foreign sales, primarily sales of refined products and natural gas to customers in Canada, were $255.5 million, $290.4 million and $265.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2019	2018
United States	$278,820	$277,405
Canada	69,219	72,441
Total	$348,039	$349,846
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

•
New, stricter environmental laws and regulations are increasing the compliance cost of terminal operations, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, local and foreign laws and regulations regulating product quality specifications, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Compliance with laws and regulations may increase our overall cost of business, including our capital cost to maintain and upgrade equipment and facilities.

•
Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2019, we generated an average of 73% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.

•
Evolution of the shale gas industry in the Marcellus and Utica formations, among other U.S. regions, can have volatile effects on our financial results. Increased natural gas production can alter the supply and demand balance, price curves, and margin expectations of the Northeastern markets that we serve both in the near and over the long term. The amount of drilling and fracking operations can ebb and flow within these areas. In addition, technology-driven changes such as automated fueling or the use of electric fleets can impact the fuel and manual support required at these operations. Consequently, we may experience variability in the revenue we receive from this business segment. We can also see variability in the commercial segment such as in the construction industry, at times related to the increase or decrease in fracking and natural gas production, leading to further volatility.

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

•
Interest rates could rise. Interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2019, we hedged approximately 46% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

Results of Operations

Overview
Our current and future results of operations may not be comparable to our historical results of operations. Our results of operations may be impacted by, among other things, swings in commodity prices, primarily in refined products and natural gas, and acquisitions or dispositions. We use economic hedges to minimize the impact of changing prices on refined products and natural gas inventory. As a result, commodity price increases at the end of a year can create lower gross margins as the economic hedges, or derivatives, for such inventory may lose value, whereas an increase in the value of such inventory is disregarded for GAAP financial reporting purposes and recorded at the lower of cost or net realizable value. Please read “How Management Evaluates Our Results of Operations.” For a description of acquisition activity during the periods presented, please read Part I, Item 1. "Business—2017 Acquisitions.”
The following tables set forth information regarding our results of operations for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ in thousands)
Net sales	$3,502,410	$3,771,133	$(268,723)	(7)%
Cost of products sold (exclusive of depreciation and amortization)	3,228,003	3,445,385	(217,382)	(6)%
Operating expenses	84,924	88,659	(3,735)	(4)%
Selling, general and administrative	78,135	80,799	(2,664)	(3)%
Depreciation and amortization	34,015	33,378	637	2%
Total operating costs and expenses	3,425,077	3,648,221	(223,144)	(6)%
Operating income	77,333	122,912	(45,579)	(37)%
Other (expense) income	(378)	293	(671)	(229)%
Interest income	555	577	(22)	(4)%
Interest expense	(42,944)	(38,931)	(4,013)	10%
Income before income taxes	$34,566	$84,851	$(50,285)	(59)%
Income tax provision	(3,310)	(5,032)	1,722	(34)%
Net income	$31,256	$79,819	$(48,563)	(61)%

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ in thousands)
Net sales	$3,771,133	$2,854,996	$916,137	32%
Cost of products sold (exclusive of depreciation and amortization)	3,445,385	2,602,788	842,597	32%
Operating expenses	88,659	72,284	16,375	23%
Selling, general and administrative	80,799	87,582	(6,783)	(8)%
Depreciation and amortization	33,378	28,125	5,253	19%
Total operating costs and expenses	3,648,221	2,790,779	857,442	31%
Operating income	122,912	64,217	58,695	91%
Other income	293	108	185	171%
Interest income	577	339	238	70%
Interest expense	(38,931)	(31,345)	(7,586)	24%
Income before income taxes	$84,851	$33,319	$51,532	155%
Income tax provision	(5,032)	(3,822)	(1,210)	32%
Net income	$79,819	$29,497	$50,322	171%

Reconciliation to Adjusted Gross Margin, EBITDA and Adjusted EBITDA
The following table sets forth a reconciliation of our consolidated operating income to our total adjusted gross margin, a non-GAAP measure, for the periods presented and a reconciliation of our consolidated net income to EBITDA and Adjusted EBITDA, non-GAAP measures, for the periods presented. See above "Management’s Discussion and Analysis of Financial Condition and Results of Operations - EBITDA and Adjusted EBITDA" of this report. The table below also presents information on weather conditions for the periods presented.

	Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$77,333	$122,912	$64,217
Operating costs and expenses not allocated to operating segments:
Operating expenses	84,924	88,659	72,284
Selling, general and administrative	78,135	80,799	87,582
Depreciation and amortization	34,015	33,378	28,125
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	12,814	(32,960)	124
Change in unrealized value on prepaid forward contracts (2)	—	—	(1,076)
Change in unrealized value on natural gas transportation contracts (3)	(19,289)	(19,114)	10,441
Total adjusted gross margin (4):	$267,932	$273,674	$261,697
Adjusted Gross Margin by Segment:
Refined products	$150,124	$150,965	$142,467
Natural gas	54,288	57,875	65,060
Materials handling	56,616	57,515	46,512
Other operations	6,904	7,319	7,658
Total adjusted gross margin	$267,932	$273,674	$261,697
Reconciliation of Net Income to Adjusted EBITDA
Net income	$31,256	$79,819	$29,497
Add:
Interest expense, net	42,389	38,354	31,006
Tax provision	3,310	5,032	3,822
Depreciation and amortization	34,015	33,378	28,125
EBITDA (4):	$110,970	$156,583	$92,450
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	12,814	(32,960)	124
Change in unrealized value on prepaid forward contracts (2)	—	—	(1,076)
Change in unrealized value on natural gas transportation contracts (3)	(19,289)	(19,114)	10,441
Biofuel tax credit (5)(6)	—	(4,022)	4,022
Acquisition related expenses (7)	14	747	3,038
Other adjustments (8)	1,042	771	231
Adjusted EBITDA (5)	$105,551	$102,005	$109,230
Other Data:
Ten Year Average Heating Degree Days (9)	4,906	4,907	4,944
Heating Degree Days (9)	4,862	5,020	4,807
Variance from average heating degree days	(1)%	2%	(3)%
Variance from prior period heating degree days	(3)%	4%	2%

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

(5)
On February 9, 2018, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities. The program had expired on December 31, 2016 and was reinstated retroactively to January 1, 2017 through the end of 2017. With regard to this reinstatement, during the year 2018, we recorded excise tax credits of approximately $4.0 million that related to blending activities that occurred during the years ended December 31, 2017. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. This adjustment in the table above reflects the effect on our adjusted EBITDA had these credits been recorded in the period in which the blending activity took place.

(6)
On December 20, 2019, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities retroactive to the beginning of 2018 and through 2022. During the year ended December 31, 2019, we recorded excise tax credits of approximately $4.4 million that related to blending activities that occurred during the year ended December 31, 2018. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. We did not show an adjustment to our adjusted EBITDA related to this reinstatement as the timing was such that the 2018 Annual Report was filed prior to the legislative action. In contrast, for the 2018 reinstatement referenced in note (5) above, the legislative action was prior to the filing of the 2017 Annual Report and, therefore, warranted an adjustment to reflect the knowledge and impact of this enacted legislation.

(7)
We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses.

(8)	Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.

(9)
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

Analysis of Consolidated Operating Results
For the year ended December 31, 2019 our operating income decreased $45.6 million, or 37%, to $77.3 million, as compared to $122.9 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our operating income includes unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory and natural gas transportation contracts of $6.5 million and $52.1 million, respectively, which decreased operating income for the year ended December 31, 2019 by $45.6 million. Offsetting this decrease to operating income for the year ended December 31, 2019 was lower operating costs and lower SG&A expenses, primarily due to cost reduction efforts.

See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on changes in our operating results.
Analysis of Operating Segments

The following tables set forth information regarding our results of operating segments for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,530,356	1,580,838	(50,482)	(3)%
Natural gas (MMBtus)	62,266	60,385	1,881	3%
Materials handling (short tons)	2,496	2,627	(131)	(5)%
Materials handling (gallons)	480,659	488,972	(8,313)	(2)%
Net Sales:
Refined products	$3,112,924	$3,357,769	$(244,845)	(7)%
Natural gas	307,952	332,038	(24,086)	(7)%
Materials handling	56,655	57,509	(854)	(1)%
Other operations	24,879	23,817	1,062	4%
Total net sales	$3,502,410	$3,771,133	$(268,723)	(7)%
Adjusted Gross Margin:
Refined products	$150,124	$150,965	$(841)	(1)%
Natural gas	54,288	57,875	(3,587)	(6)%
Materials handling	56,616	57,515	(899)	(2)%
Other operations	6,904	7,319	(415)	(6)%
Total adjusted gross margin	$267,932	$273,674	$(5,742)	(2)%
Adjusted Unit Gross Margin:
Refined products	$0.098	$0.095	$0.003	3%
Natural gas	$0.872	$0.958	$(0.086)	(9)%

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,580,838	1,416,240	164,598	12%
Natural gas (MMBtus)	60,385	61,883	(1,498)	(2)%
Materials handling (short tons)	2,627	2,366	261	11%
Materials handling (gallons)	488,972	385,896	103,076	27%
Net Sales:
Refined products	$3,357,769	$2,455,577	$902,192	37%
Natural gas	332,038	331,669	369	—%
Materials handling	57,509	46,513	10,996	24%
Other operations	23,817	21,237	2,580	12%
Total net sales	$3,771,133	$2,854,996	$916,137	32%
Adjusted Gross Margin:
Refined products	$150,965	$142,467	$8,498	6%
Natural gas	57,875	65,060	(7,185)	(11)%
Materials handling	57,515	46,512	11,003	24%
Other operations	7,319	7,658	(339)	(4)%
Total adjusted gross margin	$273,674	$261,697	$11,977	5%
Adjusted Unit Gross Margin:
Refined products	$0.095	$0.101	$(0.006)	(6)%
Natural gas	$0.958	$1.051	$(0.093)	(9)%

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Refined Products
Refined products net sales decreased $0.2 billion, or 7% as compared to 2018 due to a combination of a 4% decrease in the average sales price and a 3% reduction in product volume.
Refined products adjusted gross margin in 2019 decreased $0.8 million or 1% as compared to 2018 due to the lower volumes of 3%, partially offset by an increase in adjusted unit margin by 3%. The volume decrease was primarily in heavy oil, with a lesser contribution from distillates. The reduced heavy oil demand was principally at Kildair, with volumes also lower at Sprague’s U.S. operations. Notable factors contributing to the lower distillate volumes in 2019 were milder weather conditions impacting heating oil demand and a decrease in diesel requirements to support natural gas fracking activity. In contrast to heavy oil and distillates, gasoline volumes were relatively flat.
The retroactive reinstatement of the biofuel excise tax credit in late December 2019 was a key contributor to the higher adjusted unit margins, with all of the 2018 and 2019 benefits captured in the 2019 results. An improved market environment to purchase and store heavy oil inventory, partly resulting from the International Maritime Organization ("IMO") 2020 regulation that requires lower sulfur fuels for marine requirements, was also a positive factor. These gains in adjusted unit margin more than offset higher competitive intensity for both discretionary volumes and sales to support natural gas fracking operations.
Natural Gas
Natural gas net sales in 2019 declined by 7% compared to 2018, driven by a 10% decrease in average sales price in the lower natural gas price environment. Volumes increased by 3% as customer count grew during the year, mitigating the impact of the lower prices to net sales.
Natural gas adjusted gross margin in 2019 decreased $3.6 million, or 6%, as a result of a 9% reduction in average adjusted unit gross margin. The lower unit margins were due principally to a combination of increased competitive intensity in the well-supplied markets and fewer optimization opportunities for pipeline capacity.

Materials Handling
Materials handling net sales and adjusted gross margin both decreased approximately $0.9 million, or 1% to 2%, compared to the same period last year. The reduction was driven by lower heavy lift activity at Sprague’s U.S. operations following completion of the ethane cracker project in late 2018. Kildair’s results were consistent over the two time periods, with net sales and adjusted gross margin gains in heavy oil storage activity offsetting the decreases following expiration of the crude handling contract at the end of May 2019.
Other Operations
Net sales from other operations increased by $1.1 million, or 4%, with a decrease in adjusted gross margin of $0.4 million, or 6%. The decline in adjusted gross margin was a combination of reduced customer requirements for coal and fuel burner service. Higher Kildair trucking activity partially offset these decreases.

Operating Costs and Expenses
The following tables set forth information regarding our results of operating costs and expenses for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ in thousands)
Operating expenses	$84,924	$88,659	$(3,735)	(4)%
Selling, general and administrative expenses	$78,135	$80,799	$(2,664)	(3)%
Depreciation and amortization	$34,015	$33,378	$637	2%
Interest expense, net	$42,389	$38,354	$4,035	11%

	Years Ended December 31,		Increase/(Decrease)
	2018	2017	$	%
	($ in thousands)
Operating expenses	$88,659	$72,284	$16,375	23%
Selling, general and administrative expenses	$80,799	$87,582	$(6,783)	(8)%
Depreciation and amortization	$33,378	$28,125	$5,253	19%
Interest expense, net	$38,354	$31,006	$7,348	24%

Operating Expenses. Operating expenses decreased $3.7 million, or 4%, compared to the same period last year, led by a $1.8 million decrease in discretionary spending in light of our focus on cost reduction, a $0.5 million decrease in transportation related expenses and $0.3 million of decrease in legal expenses.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $2.7 million, or 3%, led by a $4.4 million decrease in employee related costs attributed to our cost reduction initiatives, a $1.0 million decrease in sales commissions, a $0.5 million decrease in audit and legal related expenses, and a $0.7 million decrease in merger and acquisition expenses. The cost reductions were offset by $3.9 million increase in discretionary incentive compensation partially driven by reductions to incentive compensation expense recorded during 2018 to reflect a lower estimated number of phantom units that were expected to vest over the vesting period.
Depreciation and Amortization. Depreciation and amortization increased $0.6 million, or 2%, as increased depreciation expense offset decreased amortization expense.

Interest Expense, net. Interest expense, net increased $4.0 million, or 11%, compared to the same period last year primarily due to increased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2019, our working capital was $(0.1) million.
As of December 31, 2019, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $93.7 million and the undrawn borrowing capacity under the acquisition facility was $175.4 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2019, the amount drawn under the working capital facilities of our Credit Agreements fluctuated from a high of $439.2 million to a low of $197.8 million.
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

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Years Ended December 31,
2019	$6,474	$7,818	$14,292
2018 (1)	$6,825	$9,577	$16,402
2017 (2)	$26,870	$11,521	$38,391

(1)	Excludes approximately $0.8 million of land acquired in 2018 in connection with the 2017 Coen Energy acquisition.

(2)	Excludes approximately $8.6 million of assets acquired in 2017 that were previously leased by the Partnership.
We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.

Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2019 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$20,235	$6,912	$10,839	$1,855	$629
Finance lease obligations (including interest)	17,977	3,262	5,989	3,459	5,267
Credit facilities (including interest) (2)	855,914	475,686	380,228	—	—
Product purchases (3)	445,737	407,358	38,379	—	—
Transportation and storage (4)	45,887	25,967	18,591	1,329	—
Contingent consideration (including discount) (5)	8,000	8,000	—	—	—
Deferred consideration (6)	28,003	3,818	7,636	7,636	8,913
Total	$1,421,753	$931,003	$461,662	$14,279	$14,809

(1)	We have leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities that are accounted for as operating leases.

(2)
Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2019. The Credit Agreement has a contractual maturity of April 27, 2021, and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. Therefore, the current portion of the working capital revolving credit facility included in our Consolidated Balance Sheets is the amount we expect to pay down during the course of the year, and the long-term portion of the working capital revolving credit facility is the amount we expect to be outstanding during the entire year. Interest is calculated using the rates in effect as of December 31, 2019, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.

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

(5)
Contingent consideration payments are related to the Coen Energy acquisition. The amount is remeasured at fair value every reporting period with the change in fair value recorded in general and administrative expenses (see Note 14 - Other Obligations, of Part II, Item 8 of this Annual Report on Form 10-K). The actual amount ultimately paid out may be different depending on the level of achievement of certain operating milestones.

(6)	Deferred consideration payments are related to the Carbo acquisition (see Note 14 - Other Obligations, of Part II, Item 8 of this Annual Report on Form 10-K).
Cash Flows

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash (used in) provided by operating activities	$(65,365)	$158,979	$57,042
Net cash used in investing activities	$(13,886)	$(16,855)	$(153,269)
Net cash provided by (used in) financing activities	$77,068	$(141,315)	$100,286
Operating Activities
Net cash used in operating activities for the year ended December 31, 2019 was $65.4 million and was favorably impacted by net income of $31.3 million, a decrease of $48.1 million in derivative instruments as a result of the increase in commodity prices in refined products during the year. Cash flows from operations were negatively impacted by an increase of $11.9 million in accounts receivable, primarily related to higher commodity prices, an increase of $33.7 million in inventory, a decrease of $85.7 million in accounts payable and accrued liabilities, as well as an increase of $50.2 million in other assets due to year end timing.

Net cash provided by operating activities for the year ended December 31, 2018 was $159.0 million and was favorably impacted by net income of $79.8 million, a decrease of $76.3 million in inventory, as well as a decrease of $45.0 million in accounts receivable, primarily related to lower commodity prices during the last two months of the year and to a lesser extent a decrease of $31.1 million in other assets and a increase of $8.1 million in accounts payable. Cash flows from operations were negatively impacted by $116.3 million in derivative instruments because of the decrease in commodity prices in refined products and natural gas during the last two months of the year.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2019 was $13.9 million and consisted primarily of $7.8 million related to maintenance capital expenditures and $6.5 million related to expansion capital expenditures across our terminal system.
Net cash used in investing activities for the year ended December 31, 2018 was $16.9 million and consisted primarily of $9.6 million related to maintenance capital expenditures and $6.8 million related to expansion capital expenditures across our terminal system.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2019 was $77.1 million, and primarily resulted from $150.4 million of net borrowings under our Credit Agreement due to increased financing requirements from higher commodity prices, year-end timing of accounts receivable levels and average higher inventory levels. In addition, distributions to unitholders were $66.9 million.
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
As of December 31, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2019.
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
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017.
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
Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of unitholders’ equity. As of December 31, 2019, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).

Critical Accounting Policies and Estimates
Use of Estimates
The Partnership’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and reported net sales and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by the Partnership are assets and liabilities valuations as part of an acquisition, the fair value of derivative assets and liabilities, valuation of contingent consideration, valuation of the reporting units within the goodwill quantitative impairment assessment, and if necessary long-lived asset impairments and environmental and legal obligations.

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
Goodwill
Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. We test goodwill at the reporting unit level annually as of October 31 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. In performing the test, we either use a qualitative assessment or a single step quantitative approach. Under the qualitative approach we consider a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting units, actual performance as compared to internal forecasts used in the previous quantitative test, an evaluation of discount rates, and an evaluation of current economic factors for both the worldwide economy and specifically the oil and gas industry, and any significant changes in customer and supplier relationships. We weigh these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the qualitative assessment and perform a quantitative impairment test.
Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, we develop a discounted cash flow model based on, forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2019 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that there have been no goodwill impairments to date.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of our revenue is generated from refined products and natural gas contracts that have a single performance obligation which is the delivery of the related energy product. Accordingly, we recognize revenue for refined products and natural gas when title and control have been transferred to the customer which is generally at the time of shipment or delivery of products. Revenue for our materials handling segment is recorded on a straight-line basis under leasing arrangements or as services are performed.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization) and has not been significant in the past. Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. We sell our products or provide services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.
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
Recent Accounting Pronouncements
For information on recent accounting pronouncements impacting our business, see Recent Accounting Pronouncements included under Note 1 - Description of Business and Summary of Significant Accounting Policies to our Consolidated Financial Statements (Part II, Item 8 of this Annual Report).

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
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
	(in thousands)
Refined products contracts	$(26,194)	$54,616	$12,856
Natural gas contracts	38,513	(1,353)	(1,555)
Total	$12,319	$53,263	$11,301
Substantially all of our commodity derivative contracts outstanding as of December 31, 2019 will settle prior to June 30, 2021.

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
The Partnership's interest rate swap agreements outstanding as of December 31, 2019 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
		(in thousands)
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended December 31, 2019, we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2019, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $3.5 million and decrease by $3.5 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present all of our derivative assets and derivative liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Commodity swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Commodity swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2019	2018	2017	2019	2018	2017
	(in thousands)			(in thousands)
At December 31	$119	$193	$67	$502	$309	$341
Average	127	54	85	381	358	223
High	461	193	545	657	740	421
Low	27	12	21	120	172	120

Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 - Index to Consolidated Financial Statements.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Partnership's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Partnership's reports under the Exchange Act is accumulated and communicated to the Partnership's management, including the President, Chief Executive Officer and the Chief Financial Officer of Sprague Resources GP LLC (the Partnership's general partner), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
As of December 31, 2019, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President, Chief Executive Officer and the Chief Financial Officer of the Partnership's general partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the general partner's President, Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2019.
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
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Partnership's internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this annual report on page F-3.
Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by our General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. The board of directors of our General Partner met four times during the 2019 fiscal year and each of its directors attended 100% of the meetings. The audit committee of the board of directors of our General Partner met seven times during the 2019 fiscal year and each of its members attended 100% of such meetings. The conflicts committee of the board of directors of our General Partner met one time during the 2018 fiscal year and each of its members attended. The conflicts committee did not meet during the 2019 fiscal year.
The following table provides information as of March 5, 2020 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	56	Chairman of the Board of Directors
Beth A. Bowman	63	Director
C. Gregory Harper	55	Director
Ben J. Hennelly	49	Director
Gary A. Rinaldi	62	Director
Sally A. Sarsfield	60	Director
David C. Glendon*	54	President, Chief Executive Officer and Director
David C. Long*	46	Chief Financial Officer
Thomas F. Flaherty*	64	Vice President, Refined Products
Steven D. Scammon*	58	Vice President, Chief Risk Officer
Paul A. Scoff*	60	Vice President, General Counsel, Chief Compliance Officer and Secretary
Joseph S. Smith*	63	Vice President, Corporate Development & IT
James A. Therriault*	59	Vice President, Materials Handling
Burton S. Russell	64	Vice President, Operations
Brian W. Weego*	53	Vice President, Natural Gas

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
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
Beth A. Bowman - Ms. Bowman was appointed to the board of directors of our General Partner in October 2014. Ms. Bowman served at Shell Energy North America for 17 years where she was the Senior Vice President of Sales and Origination North America, until her retirement in September 2015. Prior to joining Shell, Ms. Bowman held management positions at Sempra Energy Trading and Sempra’s San Diego Gas & Electric utility. Ms. Bowman has served as a director at

Targa Resources Corp., Targa Resources Partners LP and Targa Resources GP LLC since September 2018. In 2014, Ms. Bowman was named one of the Top 50 Most Powerful Women in Oil and Gas in the U.S. by the National Diversity Council. Ms. Bowman served on the boards of the California Power Exchange and the California Foundation of Energy and Environment. Ms. Bowman received her Bachelor of Science degree Civil Engineering from the University of Illinois, a Master’s degree in Civil Engineering from San Diego State University and a Master’s degree in Business Administration Finance from University of San Diego. We believe that Ms. Bowman’s extensive energy industry background, particularly her experience in senior leadership roles and board positions of other energy companies, provide the board of directors of our General Partner with valuable knowledge and skill.
C. Gregory Harper - Mr. Harper was appointed to the board of directors of our General Partner in October 2013 in connection with our IPO. Mr. Harper was appointed President and CEO of Blue Mountain Midstream and a Director of its parent Riviera Resources in April 2018. On April 1, 2017, Mr. Harper retired from Enbridge Inc. where he served as President, Gas Pipelines and Processing. Before joining Enbridge, Mr. Harper was appointed principal executive officer of Midcoast Holdings L.L.C in 2014, and served as Senior Vice President of Midstream with Southwestern Energy Company, from August 2013 to January 2014. Prior to joining Southwestern Energy, Mr. Harper served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services from December 2008 to June 2013. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. Mr. Harper currently serves on the board of directors of the Interstate Natural Gas Association of America. Mr. Harper received his Bachelor’s degree in Mechanical Engineering from the University of Kentucky and his Master’s degree in Business Administration from the University of Houston. We believe Mr. Harper’s extensive industry background, particularly his financial reporting and oversight expertise, will bring important experience and skill to the board of directors of our General Partner.

Ben J. Hennelly - Mr. Hennelly was appointed to the board of directors of our General Partner in July 2011 and was appointed as an independent director and member of the audit committee in February 2019. Mr. Hennelly, currently President of The Agrippa Works, Inc., a strategy and technology consultancy, served as President and Chief Executive Officer of Decisyon, Inc., an Axel Johnson portfolio company from December 2014 through July 2017. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson during the period of March 2007 through June 2012 and as Executive Vice President for Axel Johnson from June 2012 through December 2014. Mr. Hennelly has held various positions within the Axel Johnson Group since joining our Predecessor in April 2003, including Vice President, Business Development of our Predecessor and, more recently, Vice President, Corporate Development at Axel Johnson. Before joining the Axel Johnson Group, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecommunication services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a Ph.D from Brown University. We believe that Mr. Hennelly’s 20 years of consulting and management experience in a variety of industries, together with his deep understanding of our business from nearly three years of service at our Predecessor, make Mr. Hennelly well-suited to serve on the board of directors of our General Partner.

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
Steven D. Scammon - Mr. Scammon was appointed Vice President, Chief Risk Officer of our General Partner in February, 2014 with duties including overseeing risk management and related control processes, including all middle office activities and insurance groups. Previously, Mr. Scammon was appointed to the position of Vice President, Trading and Pricing of our General Partner in July 2011, a position he held with our Predecessor since January 28, 2008. In that role, Mr. Scammon was responsible for refined products trading and pricing. Mr. Scammon also managed customer service until February 2013 at which time he was moved into marketing. Mr. Scammon joined our Predecessor as Vice President, Clean Products on December 26, 2000 and has been continuously employed by our Predecessor since then. Prior to joining our Predecessor, Mr. Scammon served as Senior Vice President with the Consolidated Natural Gas Energy Services Co. Prior to that, Mr. Scammon served in several positions with Louis Dreyfus Corporation including as Global Position Manager and Manager - National Accounts. Mr. Scammon received his Bachelor’s degree in Economics from Denison University.
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

Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Harper and Hennelly are the current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2019.
Conflicts Committee
The board of directors of our General Partner established a conflicts committee to review specific matters that the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our General Partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Mr. Harper are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our General Partner of any duties it may owe us or our unitholders. The conflicts committee met once during fiscal year 2018 and did not meet in fiscal year 2019.

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
Gary A. Rinaldi
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
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2019, referred to in this report as the “Named Executive Officers,” and to discuss why and how the 2019 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2019 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis.
The Named Executive Officers for the fiscal year ending December 31, 2019 are as follows:

David C. Glendon	President and Chief Executive Officer
David C. Long	Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Steven D. Scammon	Vice President, Chief Risk Officer
Brian W. Weego	Vice President, Natural Gas
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
Components of Compensation
For the fiscal year ending December 31, 2019, the compensation for our Named Executive Officers consisted of the following elements:

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
The following 2019 Base Salary increases for the Named Executive Officers became effective on April 1, 2019.

Name	2018 Base Salaries	2019 Base Salaries	Percentage Increase
David C. Glendon	$371,413	$371,413	—%
Steven D. Scammon	$284,436	$284,436	—%
Thomas F. Flaherty	$272,695	$272,695	—%
Brian W. Weego	$265,720	$265,720	—%
David C. Long	$—	$255,000	N/A
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
Annual incentive bonus targets for our Named Executive Officers generally remain constant from one year to the next and are typically only modified in connection with a significant promotion. When setting annual incentive bonus targets for the Named Executive Officers, the board of directors considers each Named Executive Officer’s position within the company as well as their relative level of responsibility and their ability to directly impact our success. The targets for Messrs. Long, Flaherty, Scammon and Weego are each set at 50% of their base salary, which is consistent with employees serving at the Vice President level and other direct reports of the Chief Executive Officer. The targets for Mr. Glendon is set at 100% of his base salary in order to reflect the additional responsibilities associated with his position.
Our board of directors selected distributable cash flow as the performance metric for the 2019 annual incentive bonus program, as such metric demonstrates the Partnership's ability to deliver on its growth plan and generate distributable cash flow for distributions to unitholders. Distributable cash flow is a non-GAAP measure; and, for Named Executive Officer annual incentive compensation purposes, we define distributable cash flow as net income (loss) before interest, income taxes, depreciation and amortization adjusted for unrealized hedging losses and gains, in each case with respect to refined products and natural gas inventory, prepaid forward contracts and natural gas transportation contracts, and increased by incentive compensation expense expected to be settled with the issuance of our common units, expenses related to business combinations and other adjustments. Additionally, for annual incentive compensation purposes, there is an allocation of overhead charges and other minor adjustments made to the total distributable cash flow.
The board established a minimum distributable cash flow threshold for annual incentive compensation purposes of $60.6 million for the 2019 annual incentive bonus pool that must be met before the pool will begin to fund. Once the distributable cash flow threshold is met, 25% of distributable cash flow is allocated to the bonus pool until the bonus pool is funded at a level equal to 200% of the target bonus pool amount. After the bonus pool is funded at 200% of the target bonus pool amount, 10% of the additional distributable cash flow above that level, if any, is allocated to the bonus pool. For 2019, actual distributable cash flow for annual incentive compensation purposes was $57.5 million. As a result, the minimum distributable cash flow threshold level for the annual incentive bonus program was not met. The board nevertheless has determined to award each of our Named Executive Officers a discretionary bonus of common units in the following amounts: Mssrs. Glendon and Long with 4,000 common units, Mssrs. Flaherty and Weego with 2,000 common units and Mr. Scammon with 1,700 common units.
Long-Term Equity Incentive Awards
In October 2013, our General Partner adopted the LTIP, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards.

In March 2019, our board of directors again determined to award unit-settled performance-based phantom units that vest based on earnings before interest, tax, depreciation and amortization at Sprague Holdings reduced by interest expense and capital expenditures ("Sprague Holdings Operating Cash Flow" or "Sprague Holdings OCF") over a three-year performance period. Sprague Holdings does not generate audited financial statements but is included in the audited financial statements of our Sponsor, Axel Johnson. The board determined that calculating the performance metric at Sprague Holdings will reflect the fact that the General Partner manages assets owned by Axel Johnson that were not contributed to the Partnership. The board believes that this compensation structure avoids the possibility of misaligned peer groupings and that the incentive compensation reflects the General Partner's total management activity. A majority of the assets at Sprague Holdings were formerly held by our Predecessor and consist of one operating terminal and one terminal that is not in operation, both of which were similar in nature to assets currently held by the Partnership. Accordingly, the board of directors believes that there is a high correlation of performance between Sprague Holdings and the Partnership.

Under the 2019 long-term equity incentive program, Sprague Holdings OCF is measured over a performance period from January 1, 2019 through December 31, 2021. Sprague Holdings OCF of greater than $141.2 million must be met before any of the phantom units granted in 2019 will vest. The table below shows the rate of increase in Sprague Holdings OCF above the $141.2 million threshold amount and the corresponding vesting level of the 2019 phantom units.

Increase of Sprague Holdings Operating Cash Flow Above Threshold	Percentage of Target Phantom Units that Vest
0.0%	0%
5.2%	50%
4.9%	100%
32.1%	200%
If the growth of Sprague Holdings Operating Cash Flow for the performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.
In March 2019, the board of directors granted a target number of the phantom unit awards described above, having a grant date fair value of $15.04 per unit, to each of our Named Executive Officers as follows:

	2019 Long-Term Incentive Program
Name	Target Number of Phantom Units Granted	Grant Date Fair Value per Common Unit (1)
David C. Glendon	30,000	$15.04
David C. Long	8,000	$15.04
Thomas F. Flaherty	8,000	$15.04
Steven D. Scammon	7,500	$15.04
Brian W. Weego	8,000	$15.04

(1)	The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
Phantom units that vest will be settled within 30 days of the end of the performance period. These awards also include a tandem distribution equivalent right that will be paid upon the settlement of the underlying phantom unit. There are no resale restrictions on common units delivered upon settlement of the phantom unit awards.
Our board of directors is evaluating other alternatives to replace the 2019 long term incentive program for 2020.
In accordance with the SEC's rules and regulations, the 2020 long-term equity incentive program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2020.

Severance and Change in Control Benefits
The Named Executive Officers did not have agreements with us that contained severance provisions or change of control payment provisions during the 2019 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they enter into a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
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
Retirement Benefits
During 2019, we provided all employees hired prior to January 1, 1991 who were scheduled to work at least 30 hours per week and met certain age and service requirements with the opportunity to participate in our retiree health plan. The obligation for premiums under the retiree health plan is shared by both us and the participants; and, our contributions to such premiums are capped. The retiree health plan does not provide dental benefits. Because Mr. Flaherty is the only Named Executive Officer that was employed by our Predecessor prior to January 1, 1991, he is the only Named Executive Officer eligible to participate in our retiree health plan. We also provide our employees with the opportunity to receive post-retirement life insurance on a non-discriminatory basis so long as certain age and service requirements are met. We have historically provided all eligible employees with a retirement program that consisted of two separate plans. All retirement plans discussed below are sponsored and administered by Axel Johnson.
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
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for such employee to properly perform his or her job duties. Employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2019, Mr. Flaherty was the only Named Executive Officer eligible to receive this benefit.

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

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)(4)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
David C. Glendon	2019	371,307	—	502,400	N/A	24,080	897,787
President and Chief Executive Officer	2018	369,936	—	466,000	N/A	23,650	859,586
	2017	363,993	310,000	502,740	N/A	23,220	1,199,953
David C. Long Chief Financial Officer	2019	255,000		171,520	16,857	21,898	465,275

Thomas F. Flaherty	2019	272,696	—	145,920	97,304	48,781	564,701
Vice President, Refined Products	2018	271,611	—	122,325	—	49,400	443,336
	2017	267,248	115,000	133,000	89,002	48,720	652,970
Steven D. Scammon	2019	284,437	—	134,560	26,476	23,791	469,264
Vice President, Chief Risk Officer	2018	283,306	—	116,500	—	23,650	423,456
	2017	279,118	110,000	126,350	13,621	23,220	552,309
Brian W. Weego	2019	265,721		145,920	25,978	22,851	460,470
Vice President, Natural Gas	2018	263,637	—	122,325	—	23,057	409,019
	2017	255,958	115,000	133,000	13,172	22,179	539,309

(1)	Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary.

(2)	Amounts in this column for 2019 and 2018 reflect the fact that no cash amounts were paid under our annual incentive bonus program.

(3)
Amounts in this column reflect the grant date fair value for the performance based phantom awards computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures, which for Mr. Glendon was $451,200, for Mssrs. Long, Flaherty and Weego was $120,320 and for Mr. Scammon was $112,800. The values of the performance-based phantom units granted in 2019 at the grant date assuming that the highest level of performance conditions will be achieved for our Named Executive Officers are as follows: $902,400 for Mr. Glendon, $240,640 for Messrs. Long, Flaherty and Weego, and $225,600 for Mr. Scammon.

(4)
This column also reflects the grant date fair value of the common units granted to our named executive officers as a discretionary 2019 annual incentive bonus, which for Mssrs. Glendon and Long was $51,200, for Mssrs. Flaherty and Weego was $25,600, and for Mr. Scammon was $21,760.

(5)
Amounts in this column represent the actuarial increase, if any, in the present value of benefits under the DB Plan and the RRP determined by using interest rate and mortality rate assumptions consistent with those used in the Pension Benefits table below. Mr. Glendon does not participate in these plans. Negative values are not reported in this column and are instead indicated by use of a dash.

(6)
The amounts set forth in this column for 2019 represent: (i) 401(k) plan matching contributions; (ii) our contribution to the DC Plan; (iii) Named Executive Officer car allowance for Mr. Flaherty; and, (iv) other incidental payments. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty as a result of his age and years of service at the time of the adoption of the DC Plan, and, as such, the amount of his DC Plan contribution is double that of the other Named Executive Officers. For a quantification of these benefits, please see the table below. For more information regarding these benefits, please see the Other Benefits section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	Other Incidental ($)	All Other Compensation Total ($)
David C. Glendon	10,080	14,000	—	—	24,080
David C. Long	9,149	12,749	—	—	21,898
Thomas F. Flaherty	9,512	27,269	12,000	—	48,781
Steven D. Scammon	9,791	14,000	—	—	23,791
Brian W. Weego	9,565	13,286	—	—	22,851
Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the performance-based phantom units granted in March 2019. These equity-based awards were granted pursuant to our LTIP and remain subject to its terms. More information regarding the terms of these awards is provided in the “Components of Compensation—Long-Term Equity Incentive Awards” section of our Compensation Discussion and Analysis above.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(2)
		Threshold (#)	Target (#)	Maximum (#)
David C. Glendon	3/12/2019	—	30,000	60,000	—	451,200
David C. Long	3/12/2019	—	8,000	16,000	—	120,320
Thomas F. Flaherty	3/12/2019	—	8,000	16,000	—	120,320
Steven D. Scammon	3/12/2019	—	7,500	15,000	—	112,800
Brian W. Weego	3/12/2019	—	8,000	16,000	—	120,320

(1)
Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns represent the target and maximum settlement levels with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP during 2019. The performance-based phantom unit awards do not have a threshold value. Vesting of the phantom units will be determined based on Sprague Holdings Operating Cash Flow performance during the performance period from January 1, 2019 through December 31, 2021. The performance-based phantom unit awards include a distribution equivalent right, which will be paid upon the settlement of the underlying phantom unit. For more information regarding the performance-based phantom unit awards, please see the Components of Compensation - Long-Term Equity Incentive Awards section of our Compensation Discussion and Analysis above.

(2)
The amounts in this column reflect the aggregate grant date fair value of awards granted to our Named Executive Officers in 2019 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of the phantom units issued pursuant to our long term equity incentive program was $15.04 per phantom unit. For a discussion of the valuation assumptions used in determining the grant date fair value of these awards see Note 20 - Equity-Based Compensation of the Notes to Consolidated Financial Statements included in this Annual Report.

Outstanding Equity Awards at Fiscal Year-End
The following table reflects the total number and estimated value of outstanding performance based phantom units held by our Named Executive Officers as of December 31, 2019.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)(1)
David C. Glendon	—	—
			30,000	(2)	507,600
			20,000	(3)	338,400
David C. Long	—	—
			8,000	(2)	135,360
			—	(3)	—
Thomas F. Flaherty	—	—
			8,000	(2)	135,360
			5,250	(3)	88,830
Steven D. Scammon	—	—
			7,500	(2)	126,900
			5,000	(3)	84,600
Brian W. Weego	—	—
			8,000	(2)	135,360
			5,250	(3)	88,830

(1)	Amounts represented assume a market value of $16.92 per common unit, the closing price of our common units on December 31, 2019.

(2)
Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 12, 2019 based on our performance through December 31, 2019 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period ending December 31, 2021. These awards contain cash distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2018, all distributions delivered to common unitholders have been paid in cash.

(3) Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 8, 2018 based on our performance through December 31, 2019 as required by the Exchange Act. The number of phantom units that will ultimately vest will depend on our performance through the end of the three-year performance period ending December 31, 2020. These awards contain cash distribution equivalent rights that are paid out to the phantom unit holders at the time of settlement of the underlying phantom unit in the same form (cash or common units) as was delivered to our common unitholders at the time of the distribution. From the date of grant until December 31, 2019, all distributions delivered to common unitholders have been paid in cash.

Option Exercises and Stock Vested
Based on the performance of the March 6, 2017 phantom unit awards from January 1, 2017 through December 31, 2019, no time-based or performance-based phantom units held by our Named Executive Officers vested during 2019. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.
Pension Benefits
The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2019.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2018 Fiscal Year ($)
David C. Glendon	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
David C. Long	Axel Johnson Inc. Retirement Plan	5.6	60,231	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Thomas F. Flaherty	Axel Johnson Inc. Retirement Plan	20.4	834,883	—
	Axel Johnson Inc. Retirement Restoration Plan	20.4	214,582	—
Steven D. Scammon	Axel Johnson Inc. Retirement Plan	3.0	110,552	—
	Axel Johnson Inc. Retirement Restoration Plan	3.0	31,179	—
Brian W. Weego	Axel Johnson Inc. Retirement Plan	5.0	112,323	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

(1)	Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.

(2)	Mr. Glendon was not eligible to participate in the DB Plan or the RRP as he was hired after January 1, 2003.

(3)
Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2019. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 3.30% for the Axel Johnson Inc. Retirement Plan and an estimated discount rate of 3.20% for the Axel Johnson Inc. Retirement Restoration Plan; (ii) the Pri-2012 annuitant table and the MP-2019 mortality improvement scale applied from the Pri-2012 mortality table base year; and, (iii) expected long-term rate of return on plan assets of 6.25%.

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
The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2019, under the DB Plan, Mr. Flaherty was the only Named Executive Officer eligible for early retirement; no Named Executive Officer was eligible for normal retirement. A participant can receive full DB Plan benefits as early as the participant’s 62nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.
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
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2019 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they execute a release. A termination without “cause” has historically been determined on a case-by-case basis rather than by applying any one definition or a specific set of events to each employee. The severance payments historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above, consist of the following: (i) 12 months of continued base salary severance, (ii) 6 months of outplacement support; and, (iii) health and dental insurance for 12 months provided at the same cost as such individual paid during his or her employment with us.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Accelerated Equity ($)(4)	Total Potential Termination Benefits ($)
David C. Glendon
Termination Without Cause	371,413	6,000	22,839	—	400,252
Retirement, Death, Disability	—	—	—	297,807	297,807
David C. Long
Termination Without Cause	255,000	6,000	24,933	—	285,933
Retirement, Death, Disability	—	—	—	79,415	79,415
Thomas F. Flaherty
Termination Without Cause	272,695	6,000	17,018	—	295,713
Retirement, Death, Disability	—	—	—	79,415	79,415
Steven D. Scammon
Termination Without Cause	284,436	6,000	22,673	—	313,109
Retirement, Death, Disability	—	—	—	74,452	74,452
Brian W. Weego
Termination Without Cause	265,720	6,000	18,661	—	290,381
Retirement, Death, Disability	—	—	—	79,415	79,415

(1)	Amounts in this column reflect 12 months' worth of continued base salary severance based on each Named Executive Officer's base salary in effect as of December 31, 2019.

(2)
Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period. The actual cost of such services could vary based on the individual needs of each Named Executive Officer and the outside provider of such services.

(3)	Amounts in this column reflect the value of continued health and dental benefits for a 12-month period based on the value of the benefits received by each individual as of December 31, 2019.

(4)
A prorated portion of the performance-based phantom units granted in each 2018 and 2019 will remain outstanding and eligible to vest based on actual performance, as determined following the end of the applicable performance period, in the event of a Named Executive Officer's separation from service due to a qualified retirement, death or Disability (as described below) prior to the completion of the applicable performance period. The performance periods applicable to the 2018 and 2019 awards will end on December 31, 2020 and December 31, 2021, respectively, and the number of phantom units that vest for each award will be based on performance through the last day of the applicable performance period. Based upon the performance metrics applicable to the 2018 phantom unit awards and using our performance through December 31, 2019, it is estimated that none of the phantom units granted in 2018 will vest following the end of the performance period, and accordingly no 2018 awards are included in the calculation of our Named Executive Officers' retirement or termination due to death or Disability on December 31, 2019. Actual payment under the 2018 phantom unit awards, assuming maximum performance, could total up to $676,800 for Mr. Glendon, $177,660 for Mr. Flaherty, $169,200 for Mr. Scammon, and $177,660 for Mr. Weego, calculated using the closing price of our common units on December 31, 2019, which was $16.92. Based upon the performance metrics applicable to the 2019 phantom unit awards and using our performance through December 31, 2019, it is estimated that the phantom units granted in 2019 will vest following the end of the performance period, and accordingly no 2019 awards are included in the calculation of our Named Executive Officers' retirement or termination due to death or Disability on December 31, 2019. Actual payment under the 2019 phantom unit awards assuming maximum performance could total up to $1,015,200 for Mr. Glendon, $270,720 each for Messrs. Long, Flaherty and Weego, and $253,800 for Mr. Scammon, calculated using the closing price of our common units on December 31, 2019, which was $16.92.

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
For the performance-based phantom units granted in 2018 and 2019, the applicable award agreements provide that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement (A) on or after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) Disability (as defined below), then, in each case, the Named Executive Officer is eligible to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period, prorated by the number of days that elapsed in the applicable performance period prior to such cessation of services to us, our General Partner, or our respective affiliates. Other than in the event of a separation from service due to a qualified retirement, death or Disability, the Named Executive Officers must remain employed through the applicable date of vesting of the performance-based phantom unit awards, which coincides with the last day of the applicable performance period, in order to receive delivery of the common units thereunder.
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

CEO Pay Ratio - 12.1:1
Pursuant to Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation for fiscal year 2019 of Mr. Glendon, our Chief Executive Officer (“CEO”), to that of our Median Employee (as defined below).
For fiscal year 2019, our CEO’s annual total compensation, as reported in the Summary Compensation Table, was $897,787, and our Median Employee’s annual total compensation was $74,467.24. The ratio of our CEO’s total annual compensation to that of our Median Employee for fiscal year 2019 is 12.1 to 1.

Determining our Median Employee
In determining our Median Employee (as defined below), we selected December 31, 2019 as the date on which to identify our total employee population, which includes all employees in the U.S. and Canada. Employees on leave of absence were also included. In identifying our Median Employee, we used the estimated compensation of all of our employees for the twelve-month period of January 1, 2019, through December 31, 2019, which included the following items:

i.	Estimated wages and salaries based on all payroll payments, excluding group term life; and

ii.	Estimated target annual incentive bonus amounts for each employee.

For permanent employees who were not employed for the full twelve-month period, their wages and salaries were adjusted to reflect an estimate of such base rates of pay for the full twelve-month period. Wages and salaries were not adjusted for seasonal employees. In addition, we applied a Canadian to U.S. dollar exchange rate of 1.34 USD per 1.00 CAD at December 31, 2019 to the compensation elements paid in Canadian currency.
After calculating each employee’s compensation using this consistently applied methodology, we then ranked all of our employees, excluding the CEO, based on compensation from lowest to highest. We calculated the annual total compensation of the employee ranked 435 in the same manner as the "Total Compensation" shown for our CEO in the Summary Compensation Table above to determine compensation for the median employee (“Median Employee”).

2019 DIRECTOR COMPENSATION
We use a combination of cash and equity compensation to attract and retain qualified candidates to serve as directors of our General Partner. In setting director compensation, we consider the time commitment directors must make in performing their duties, the level of skills required by directors and the market competitiveness of director compensation levels.
Each non-employee director receives an annual retainer of $60,000, paid in quarterly installments. Each non-employee director also receives an annual equity award, granted within five business days of October 15 of each year, equal to the number of fully vested common units having a grant date fair value of approximately $60,000. Further, each non-employee director serving as a chairman or a member of a committee of the board receives an annual supplemental retainer of $10,000 or $5,000, respectively, paid in quarterly installments. All directors receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees of the board of directors. Each director is covered by liability insurance and will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.
Ms. Bowman and Messrs. Harper, Hennelly and Rinaldi received a fully vested annual grant of common units valued at approximately $60,000 in October 2019. The table below summarizes the compensation paid to independent directors for the fiscal year ended December 31, 2019.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Unit Awards ($)(3)	Total ($)
C. Gregory Harper	75,000	60,000	135,000
Beth A. Bowman	75,000	60,000	135,000
Ben J. Hennelly	70,000	60,000	130,000
Gary A. Rinaldi	60,000	60,000	120,000
On February 28, 2019, the board of directors determined that Mr. Hennelly met the qualifications of an independent director and was appointed to the Audit Committee.

(1)
Mr. Milligan and Ms. Sarsfield, as officers of Axel Johnson, and Mr. Glendon are not included in this table because they receive no separate compensation for their services as directors. The compensation received by Mr. Glendon as a Named Executive Officer is shown in the Summary Compensation Table.

(2)
The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash for fiscal year 2019, including annual retainer fees and chairmanship or membership fees. Ms. Bowman served on the Conflicts Committee (Chairman) and the Audit Committee, and Mr. Harper served on the Audit Committee (Chairman) and Conflicts Committee. Mr. Hennelly is a member of the Audit Committee and the Conflicts Committee.

(3)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Messrs. Harper and Hennelly and Ms. Bowman all received a fully vested grant of 3,483 common units valued at approximately $60,000 in October 2019. Please see Note 20 - Equity-Based Compensation in the Notes to our Consolidated Financial Statements for assumptions used in valuing our common units.

(4)	On December 31, 2019, none of our directors held outstanding, unvested equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units of Sprague Resources LP that are issued and outstanding as of March 5, 2020 and held by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding units, including Sprague Holdings;

•	each of the directors of and nominees to our General Partner’s board of directors;

•	each of the named executive officers of our General Partner; and

•	all of the directors, director nominees and executive officers of our General Partner as a group.
All of such information is based on publicly available filings, unless otherwise known to us from other sources. The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Sprague Holdings LLC (1)(2)	12,227,498		53.5%
Axel Johnson (2)(3)	12,227,498		53.5%
Lexa International Corporation (2)(4)	12,227,498		53.5%
Antonia Ax:son Johnson (2)(5)	12,227,498		53.5%
Invesco Ltd. (6)	1,638,339		7.2%
Gary A. Rinaldi	113,843		*
David C. Glendon	110,173		*
Thomas E. Flaherty	36,662		*
Brian W. Weego	33,312		*
Steven D. Scammon	30,046		*
Michael D. Milligan	20,000		*
C. Gregory Harper	19,985		*
Beth A. Bowman	15,659		*
Sally A. Sarsfield	4,100		*
Ben J. Hennelly	3,483		*
All executive officers and directors of our General Partner as a group (15 persons)	509,995	(7)	2.2%

*	Represents less than 1%.

(1)	The address for this entity is 185 International Drive, Portsmouth, NH 03801.

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

(6)
The address of Invesco is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309. Invesco reported shared voting power and shared dispositive power for 1,638,339 common units that are held by Invesco and/or its subsidiaries. Beneficial ownership reported is based solely on a Schedule 13G filed on February 13, 2020.

(7)	The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	387,689	—	446,156
Equity compensation plans not approved by security holders	—	—	—

(1)	Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2019. We have not granted any stock option awards.

(2)	The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.
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

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common unitholders, including Sprague Holdings as the holder of an aggregate of 12,227,498 common units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2019, Sprague Holdings received $6.2 million related to its incentive distribution rights and received distributions of approximately $32.3 million on its common units.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $99.6 million for the year ended December 31, 2019.
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
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $99.6 million for the year ended December 31, 2019.
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

Item 14. Principal Accounting Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2019. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following table presents fees billed for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last two fiscal years.

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$2,345,000	$3,160,300
Audit-Related Fees (2)	7,820	17,500
Tax Fees (3)	510,000	248,200
All Other Fees	—	2,700
Total	$2,862,820	$3,428,700

(1)	Audit fees consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.

(2)	Audit-related fees consisted of a renewable fuel energy regulatory audit.

(3)	Tax fees consisted of services related to tax compliance, the review of our partnership Form K-1, and research and consultation on other tax related matters.
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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2019 and 2018 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2019.

1.	Sprague Resources LP Audited Consolidated Financial Statements:

2.	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes thereto.

3.	Exhibits:

Exhibit No.	Description

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

3.5
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

3.7*
First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP, dated as of October 30, 2013, as amended by Amendment No. 1, effective December 20, 2017, and Amendment No. 2, effective October 25, 2019.

4.1*	Description of Securities Registered under Section 12 of the Exchange Act.

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

Exhibit No.	Description

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

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 5, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan		March 5, 2020
Michael D. Milligan	Chairman of the Board of Directors

/s/ David C. Glendon		March 5, 2020
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Long		March 5, 2020
David C. Long	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 5, 2020
Beth A. Bowman	Director

/s/ C. Gregory Harper		March 5, 2020
C. Gregory Harper	Director

/s/ Ben J. Hennelly		March 5, 2020
Ben J. Hennelly	Director

/s/ Gary A. Rinaldi		March 5, 2020
Gary A. Rinaldi	Director

/s/ Sally A. Sarsfield		March 5, 2020
Sally A. Sarsfield	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 5, 2020 expressed an unqualified opinion thereon.
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
March 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on Internal Control over Financial Reporting
We have audited Sprague Resources LP’s and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sprague Resources LP and subsidiaries (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 5, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Hartford, Connecticut
March 5, 2020

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except unit amounts)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$5,386	$7,530
Accounts receivable, net	281,527	269,908
Inventories	293,224	259,568
Fair value of derivative assets	77,871	153,438
Other current assets	63,705	8,888
Total current assets	721,713	699,332
Fair value of derivative assets long-term	16,807	12,344
Property, plant, and equipment, net	348,039	349,846
Intangibles, net	49,764	59,987
Other assets, net	24,183	8,694
Goodwill	115,037	115,037
Total assets	$1,275,543	$1,245,240
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$147,577	$197,995
Accrued liabilities	43,386	65,959
Fair value of derivative liabilities	74,154	90,151
Due to General Partner	5,653	7,688
Current portion of working capital facilities	437,184	154,318
Current portion of other obligations	13,858	7,044
Total current liabilities	721,812	523,155
Commitments and contingencies
Working capital facilities - less current portion	—	130,680
Acquisition facility	374,600	376,100
Fair value of derivative liabilities long-term	13,439	12,015
Other obligations, less current portion	41,413	46,455
Operating lease liabilities, less current portion	11,850	—
Due to General Partner	2,445	2,093
Deferred income taxes	16,202	17,766
Total liabilities	1,181,761	1,108,264
Unitholders’ equity:
Common unitholders - public (10,641,561 and 10,627,629 units issued and outstanding as of December 31, 2019 and 2018, respectively)	180,302	196,680
Common unitholders - affiliated (12,106,348 units issued and outstanding)	(66,832)	(48,182)
Accumulated other comprehensive loss, net of tax	(19,688)	(11,522)
Total unitholders’ equity	93,782	136,976
Total liabilities and unitholders’ equity	$1,275,543	$1,245,240

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Income
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2019	2018	2017
Net sales	$3,502,410	$3,771,133	$2,854,996
Cost of products sold (exclusive of depreciation and amortization)	3,228,003	3,445,385	2,602,788
Operating expenses	84,924	88,659	72,284
Selling, general and administrative	78,135	80,799	87,582
Depreciation and amortization	34,015	33,378	28,125
Total operating costs and expenses	3,425,077	3,648,221	2,790,779
Operating income	77,333	122,912	64,217
Other (expense) income	(378)	293	108
Interest income	555	577	339
Interest expense	(42,944)	(38,931)	(31,345)
Income before income taxes	34,566	84,851	33,319
Income tax provision	(3,310)	(5,032)	(3,822)
Net income	31,256	79,819	29,497
Incentive distributions declared	(6,163)	(7,879)	(3,993)
Limited partners’ interest in net income	$25,093	$71,940	$25,504

Net income per limited partner unit:
Common—basic	$1.10	$3.17	$1.15
Common—diluted	$1.10	$3.16	$1.13
Weighted average units used to compute net income per limited partner unit:
Common—basic	22,736,916	22,728,218	22,208,964
Common—diluted	22,770,883	22,737,404	22,474,872

Distribution declared per unit	$2.67	$2.66	$2.46

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$31,256	$79,819	$29,497
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on interest rate swaps
Net (loss) income arising in the period	(8,302)	(253)	1,884
Reclassification adjustment related to gains realized in income	(90)	(2,179)	(173)
Net change in unrealized (gain) loss on interest rate swaps	(8,392)	(2,432)	1,711
Tax effect	65	20	(14)
	(8,327)	(2,412)	1,697
Foreign currency translation adjustment	161	(240)	216
Other comprehensive (loss) income	(8,166)	(2,652)	1,913
Comprehensive income	$23,090	$77,167	$31,410

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Subordinated Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2016	$175,314	$(4,518)	$(34,576)	$—	$(10,783)	$125,437
Conversion of subordinated units to common units	—	(40,393)	40,393	—	—	—
Net income	11,955	14,324	—	3,218	—	29,497
Other comprehensive income	—	—	—	—	1,913	1,913
Unit-based compensation	1,034	1,240	—	—	—	2,274
Distributions paid	(25,198)	(23,239)	(5,817)	(3,218)	—	(57,472)
Common units issued for Carbo Acquisition	31,401	—	—	—	—	31,401
Common units issued with annual bonus	161	210	—	—	—	371
Units withheld for employee tax obligations	(690)	(897)	—	—	—	(1,587)
Balance as of December 31, 2017	193,977	(53,273)	—	—	(8,870)	131,834
Net income	33,940	38,683	—	7,196	—	79,819
Other comprehensive loss	—	—	—	—	(2,652)	(2,652)
Unit-based compensation	(419)	(477)	—	—	—	(896)
Distributions paid	(29,646)	(31,779)	—	(7,196)	—	(68,621)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	—	(2,508)
Balance as of December 31, 2018	196,680	(48,182)	—	—	(11,522)	136,976
Net income	11,732	13,359	—	6,165	—	31,256
Other comprehensive loss	—	—	—	—	(8,166)	(8,166)
Unit-based compensation	275	315	—	—	—	590
Distributions paid	(28,385)	(32,324)	—	(6,165)	—	(66,874)
Balance as of December 31, 2019	$180,302	$(66,832)	$—	$—	$(19,688)	$93,782

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$31,256	$79,819	$29,497
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	37,605	36,930	33,361
Gain (loss) on sale of assets and insurance recoveries	340	(268)	(231)
Changes in fair value of contingent consideration	1,188	677	168
Provision for doubtful accounts	323	1,598	(206)
Non-cash unit-based compensation	590	(896)	2,274
Other	(146)	94	63
Deferred income taxes	(1,499)	77	857
Changes in assets and liabilities:
Accounts receivable	(11,942)	44,975	(94,454)
Inventories	(33,655)	76,291	(12,247)
Other assets	(50,171)	31,058	4,253
Fair value of commodity derivative instruments	48,140	(116,329)	24,812
Due to/from General Partner and affiliates	(1,683)	(3,124)	(2,580)
Accounts payable, accrued liabilities and other	(85,711)	8,077	71,475
Net cash (used in) provided by operating activities	(65,365)	158,979	57,042
Cash flows from investing activities
Purchases of property, plant and equipment	(14,292)	(17,249)	(46,955)
Proceeds from property insurance settlements and sale of assets	406	394	1,003
Business acquisitions	—	—	(107,317)
Net cash used in investing activities	(13,886)	(16,855)	(153,269)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	150,380	(63,787)	169,248
Payments on finance/capital leases, term debt, and other obligations, net of change in exchange rate	(6,438)	(6,136)	(5,030)
Debt issue costs	—	(263)	(4,873)
Distributions to unitholders	(66,874)	(68,621)	(57,472)
Repurchased units withheld for employee tax obligations	—	(2,508)	(1,587)
Net cash provided by (used in) financing activities	77,068	(141,315)	100,286
Effect of exchange rate changes on cash balances held in foreign currencies	39	(94)	74
Net change in cash and cash equivalents	(2,144)	715	4,133
Cash and cash equivalents, beginning of period	7,530	6,815	2,682
Cash and cash equivalents, end of period	$5,386	$7,530	$6,815
Supplemental disclosure of cash flow information
Cash paid for interest	$38,771	$35,174	$25,781
Cash paid for taxes	$8,057	$4,139	$1,689
Non-cash consideration related to acquisitions:
Common units issued - Carbo	$—	$—	$31,401
Deferred consideration - Carbo	$—	$—	$27,284
Contingent consideration - Coen	$—	$—	$9,557
Assets acquired under finance/capital lease obligations	$5,589	$4,449	$1,110
Non-cash asset retirement obligation and related asset	$2,718	$(139)	$4,447
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
The Partnership owns, operates and/or controls a network of refined products and materials handling terminals located in the Northeast United States and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four reportable segments: refined products, natural gas, materials handling and other operations.

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

•	The other operations segment primarily includes the marketing and distribution of coal and certain commercial trucking activities.
See Note 2 - Revenue for a description of the Partnership's revenue activities within these business segments.
As of December 31, 2019, the Sponsor, through its ownership of Sprague Holdings, owned 12,106,348 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 21 - Earnings Per Unit and Note 23 - Partnership Distributions.
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
As of December 31, 2019, the General Partner employed approximately 665 full-time employees who support the Partnership’s operations, 62 of whom were covered by five collective bargaining agreements. One of these agreements, covering six employees is up for renewal in 2020. As of December 31, 2019, the Partnership's Canadian subsidiary had 105 employees, 39 of whom were covered by one collective bargaining agreement which expires on March 18, 2021.
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
Revenue Recognition and Cost of Products Sold
Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied. The majority of the Partnership’s revenue is generated from refined products and natural gas contracts that have a single performance obligation which is the delivery of the related energy product. Accordingly, the Partnership recognizes revenue for refined products and natural gas when title and control have been transferred to the customer which is generally at the time of shipment or delivery of products. Revenue for the Partnership’s materials handling segment is recorded on a straight-line basis under leasing arrangements or as services are performed.

Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization). Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. Cash discounts were $7.5 million, $7.7 million and $5.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Partnership sells its products or provides its services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.

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
Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets and other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2019 will settle prior to June 30, 2021.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2019 or 2018.
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
Market and Credit Risk
The Partnership manages the risk of fluctuations in the price and transportation costs of its commodities through the use of derivative instruments. The volatility of prices for energy commodities can be significantly influenced by market supply and demand, changes in seasonal demand, weather conditions, transportation availability, and federal and state regulations. The Partnership monitors and manages its exposure to market risk on a daily basis in accordance with approved policies.

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
Long-Term Incentive Plan
The General Partner has the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP provides the Partnership with the flexibility to grant unit options, restricted units, phantom units, unit appreciation rights, cash awards, distribution equivalent rights, substitute awards and other unit-based awards or any combination of the foregoing. The LTIP will expire upon the earlier of (i) its termination by the board of directors of the General Partner, (ii) the date common units are no longer available under the LTIP for grants or (iii) the tenth anniversary of the date the LTIP was approved by the General Partner.
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
Earnings Per Unit
The Partnership computes income (loss) per unit using the two-class method. The Partnership has identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions that has been or will be distributed to the incentive distribution right holder, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests.
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
For contingent consideration arrangements, a liability is recognized at fair value as of the acquisition date with subsequent fair value adjustments recorded in operations. Additional information regarding the Partnership's contingent consideration arrangements may be found in Note 14 - Other Obligations and Note 18 - Financial Instruments and Off-Balance Sheet Risk.
Other assets acquired and liabilities assumed typically include, but are not limited to, inventory, accounts receivable, accounts payable and other working capital items. Because of their short-term nature, the fair values of these other assets and liabilities generally approximate the book values on the acquired entity’s balance sheet.
Goodwill
Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. We test goodwill at the reporting unit level annually as of October 31 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. In performing the test, we either use a qualitative assessment or a single step quantitative approach. Under the qualitative approach we consider a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting units, actual performance as compared to internal forecasts used in the previous quantitative test, an evaluation of discount rates, and an evaluation of current economic factors for both the worldwide economy and specifically the oil and gas industry, and any significant changes in customer and supplier relationships. We weigh these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or we identify factors that cause us to believe it is appropriate to perform a more precise calculation of fair value, we would move beyond the qualitative assessment and perform a quantitative impairment test.
Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, we develop a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2019 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that there have been no goodwill impairments to date.
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income (loss) for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through Sprague Energy Solutions, Inc., a taxable corporate subsidiary. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2019, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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
The Partnership recognizes the financial statement effect of an uncertain tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2019, 2018 and 2017, the uncertain tax positions and related interest and penalties recognized by the Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service and by the Canada Revenue Agency for the years ended December 31, 2018, 2017, 2016 and 2015.
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
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2019, 2018 and 2017, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, amounted to a loss of $0.1 million, loss of $0.2 million and gain of $0.3 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Recent Accounting Pronouncements
In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The objective of the guidance is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this new guidance in 2019 did not have a material impact on the Partnership's consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which, among other things, requires lessees to recognize an obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Expenses are recognized in the consolidated income statements in a manner similar to prior accounting guidance. The Partnership made an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Partnership adopted this new accounting standard using a modified retrospective approach, which applies the provisions of the new guidance as of January 1, 2019 without adjusting the comparative periods presented. See Note 3 - Leases for further information.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for fiscal years beginning after December 15, 2019, with early adoption permitted. The Partnership is currently evaluating the impact of the new standard on its Consolidated Financial Statements. The Partnership anticipates that the adoption of this ASU in 2020 will not have a material impact to the Partnership's consolidated financial statements.

2.	Revenue

Disaggregated Revenue

In general, the Partnership's business segmentation is aligned according to the nature and economic characteristics of its products and customer relationships which provides meaningful disaggregation of each business segment's results of operations. The Partnership operates its businesses in the Northeast and Mid-Atlantic United States and Eastern Canada.
The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to wholesale and commercial customers. Refined products revenue-producing activities are direct sales to customers, including throughput transactions. Revenue is recognized when the product is delivered. Revenue is not recognized on exchange agreements, which are entered into primarily to acquire refined products by taking delivery of products closer to the Partnership’s end markets. Rather, net differentials or fees for exchange agreements are recorded within cost of products sold (exclusive of depreciation and amortization).

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
The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products. A majority of the materials handling segment revenue is generated under leasing arrangements with revenue recorded over the lease term generally on a straight-line basis. Contingent rentals are recorded as revenue only when billable under the arrangement. For materials handling contracts that are not leases, the Partnership recognizes revenue either at a point in time after services are performed or over a period of time if the services are performed in a continuous fashion over the period of the contract.
The other operations segment primarily includes the marketing and distribution of coal and certain commercial trucking activities. Revenue from other operations is recognized when the product is delivered or the services are rendered.
Further disaggregation of net sales by business segment and geographic destination is as follows:

	Years Ended December 31
	2019	2018	2017
Net sales:
Refined products
Distillates	$2,514,010	$2,686,833	$1,873,782
Gasoline	298,633	320,168	280,891
Heavy fuel oil and asphalt	300,281	350,768	300,904
Total refined products	$3,112,924	$3,357,769	$2,455,577
Natural gas	307,952	332,038	331,669
Materials handling	56,655	57,509	46,513
Other operations	24,879	23,817	21,237
Net sales	$3,502,410	$3,771,133	$2,854,996

Net sales by Country:
United States	$3,246,951	$3,480,744	$2,589,293
Canada	255,459	290,389	265,703
Net sales	$3,502,410	$3,771,133	$2,854,996
Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.5 million and $9.8 million as of December 31, 2019 and 2018, respectively. A substantial portion of the contract liabilities as of December 31, 2018 remains outstanding as of December 31, 2019 as they are primarily deposits. The Partnership does not have any material contract assets as of December 31, 2019 or 2018.

3.	Leases

The Partnership adopted the new lease standard using the required modified retrospective approach, effective January 1, 2019. The standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The Partnership chose to apply the transition provisions as of the period of adoption.  Therefore, prior period financial information has not been adjusted and continues to be reflected in accordance with the Partnership’s historical accounting policy. The Partnership elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Partnership to carry forward the historical lease classification. In addition, the Partnership elected the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component. The adoption of the new standard resulted in the recognition of ROU assets and lease liabilities for operating leases of $19.7 million and $20.0 million, respectively. In addition, capital lease assets and liabilities are now classified as finance lease ROU assets and liabilities. There was no impact on the Partnership’s Consolidated Statements of Unitholders’ Equity, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

The Partnership determines if an arrangement is a lease at inception. The Partnership's ROU assets are included in property, plant and equipment, net and noncurrent other assets for finance leases and operating leases, respectively. Lease liabilities are included in accrued liabilities, current and noncurrent other obligations and operating lease liabilities, less current portion in the Consolidated Balance Sheets. Operating lease expense is included in operating expenses and cost of products sold while amortization expense associated with ROU assets for finance leases is included in depreciation and amortization expense.

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

The Partnership’s operating and finance leases are primarily for time charters, facilities, railcars and equipment.  The terms and conditions for these leases vary by the type of underlying asset. For the year ended December 31, 2019, total operating lease expense was $17.8 million, of which $11.6 million was related to short-term leases. For the year ended December 31, 2019, total finance lease expense was $2.7 million. For operating leases, prior to the adoption of new lease standard, rent expense was $21.1 million and $20.1 million for the years ended December 31, 2018, and 2017, respectively.

Operating and finance leases as of December 31, 2019 are as follows:

	Operating	Finance
ROU Assets:
Other Assets, Net	$18,270	$—
Property, Plant and Equipment, Net	—	16,063
Total ROU Assets	$18,270	$16,063

Lease Liabilities:
Accrued Liabilities	$6,772	$—
Current Portion of Other Obligation	—	2,797
Other Obligations, Less Current Portion	—	13,584
Operating Lease Liabilities, Less Current Portion	11,850	—
Total Lease Liabilities	$18,622	$16,381

Weighted Average Remaining Lease Term (Years)	3	6
Weighted Average Discount Rate	6.10%	5.17%

Supplemental cash flow information related to operating leases as of December 31, 2019 is as follows:

December 31, 2019

Cash paid for operating leases	$6,279
ROU assets obtained in exchange for new lease liabilities	$4,057

Maturities of operating and finance lease liabilities as of December 31, 2019 are as follows:

	Operating	Finance
2020	$6,912	$3,262
2021	6,985	3,121
2022	3,854	2,868
2023	1,125	2,174
2024	730	1,285
Thereafter	629	5,267
Total Lease Payments	20,235	17,977
Less: Interest	(1,613)	(1,596)
Total	$18,622	$16,381

As previously reported in the 2018 Form 10-K under ASC Topic 840, the following table summarizes the future minimum lease payments for the following five fiscal years for operating lease obligations as of December 31, 2018 with non-cancellable lease terms of one year or more:

2019	$9,485
2020	5,816
2021	5,884
2022	2,943
2023	588

From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the year ended December 31, 2019, income related to the operating leases with the Partnership as the lessor, as described above, totaled $40.1 million.

The undiscounted cash flows to be received on an annual basis from operating leases as of December 31, 2019 are as follows:

December 31, 2019
2020	$29,658
2021	20,568
2022	16,850
2023	12,354
2024	11,358
Thereafter	46,902
Total Lease Receipts	$137,690

4.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2019	2018
Fair value of interest rate swaps, net of tax	$(8,150)	$176
Cumulative foreign currency translation adjustment	(11,538)	(11,698)
Accumulated other comprehensive loss, net of tax	$(19,688)	$(11,522)

5.	Accounts Receivable, Net

	As of December 31,
	2019	2018
Accounts receivable, trade	$274,014	$262,912
Less allowance for doubtful accounts	(1,471)	(2,066)
Net accounts receivable, trade	272,543	260,846
Accounts receivable, other	8,984	9,062
Accounts receivable, net	$281,527	$269,908
Unbilled accounts receivable, included in accounts receivable, trade at December 31, 2019 and 2018 were $66.1 million and $50.5 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	(Deductions)	Balance at End of Period
Balance, December 31, 2019:
Allowance for doubtful accounts	$2,066	$323	$(59)	$(859)	$1,471
Allowance for notes receivable	308	—	(8)	—	300
Total	$2,374	$323	$(67)	$(859)	$1,771
Balance, December 31, 2018:
Allowance for doubtful accounts	$2,014	$1,598	$8	$(1,554)	$2,066
Allowance for notes receivable	531	—	(8)	(215)	308
Total	$2,545	$1,598	$—	$(1,769)	$2,374
Balance, December 31, 2017:
Allowance for doubtful accounts	$4,282	$(207)	$11	$(2,072)	$2,014
Allowance for notes receivable	641	—	(11)	(99)	531
Total	$4,923	$(207)	$—	$(2,171)	$2,545
Notes receivable, net of allowance, are generally long-term arrangements and were fully reserved as of December 31, 2019 and 2018.

6.	Inventories

	As of December 31,
	2019	2018
Petroleum and related products	$285,539	$253,385
Coal	4,374	2,566
Natural gas	3,311	3,617
Inventories	$293,224	$259,568
Due to changing market conditions, the Partnership recorded a provision of $1.4 million, $24.3 million and $0.4 million as of December 31, 2019, 2018 and 2017, respectively, to write-down petroleum and related products, and natural gas inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

7.	Other Current Assets

	As of December 31,
	2019	2018
Margin deposits with brokers	$54,623	$827
Prepaid software & fees	5,007	5,627
Other	4,075	2,434
Other current assets	$63,705	$8,888

8.	Property, Plant and Equipment, Net

	As of December 31,
	2019	2018
Plant, machinery, furniture and fixtures	$423,722	$416,398
Building and leasehold improvements	19,143	19,159
Land and land improvements	87,782	87,854
Construction in progress	9,906	9,308
Property, plant and equipment, gross	540,553	532,719
Less: accumulated depreciation	(192,514)	(182,873)
Property, plant and equipment, net	$348,039	$349,846
Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $23.8 million, $21.5 million and $18.3 million, respectively.
Property, plant and equipment include the following amounts under finance or capital leases:

	As of December 31,
	2019	2018
Plant, machinery, furniture and fixtures	$26,459	$21,231
Building and leasehold improvements	962	962
Land and land improvements	251	251
Property, plant and equipment, gross	27,672	22,444
Less: accumulated amortization	(11,609)	(9,849)
Property, plant and equipment, net	$16,063	$12,595
Amortization expense on finance and capital leased assets is included in depreciation expense and for the years ended December 31, 2019, 2018 and 2017 was $2.2 million, $1.5 million and $1.6 million, respectively.

9.	Intangibles, Net

	As of December 31, 2019
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 - 23	$80,919	$34,149	$46,770
Non-compete agreements	2 - 3	11,191	8,420	2,771
Other	1 - 3	2,543	2,320	223
Intangible assets, net		$94,653	$44,889	$49,764

	As of December 31, 2018
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 - 24	$80,919	$26,582	$54,337
Non-compete agreements	1 - 4	11,191	6,103	5,088
Other	1 - 4	2,543	1,981	562
Intangible assets, net		$94,653	$34,666	$59,987

The Partnership recorded amortization expense related to intangible assets of $10.2 million, $11.9 million and $9.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense. Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.
The estimated future annual amortization expense of intangible assets for the years ending December 31, 2020, 2021, 2022, 2023 and 2024 is $8.6 million, $7.1 million, $5.8 million, $4.8 million and $4.2 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

10.	Other Assets, Net

	As of December 31,
	2019	2018
Deferred debt issuance costs, net	$4,745	$8,335
ROU Assets	18,270	—
Other	1,168	359
Other assets, net	$24,183	$8,694
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $3.6 million, $3.5 million and $5.2 million during the years ended December 31, 2019, 2018 and 2017, respectively. The amortization expense for the year ended December 31, 2017 included a write-off of $1.6 million attributable to the refinancing and extension of the Credit Agreement. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.

11.	Accrued Liabilities

	As of December 31,
	2019	2018
Accrued product taxes	$11,722	$9,830
Customer prepayments and deposits	7,501	9,846
Operating lease liabilities	6,772	—
Accrued product costs	3,546	6,310
Margin deposits from brokers	—	28,529
Other	13,845	11,444
Accrued liabilities	$43,386	$65,959

12.	Credit Agreement

	As of December 31,
	2019	2018
Working capital facilities	$437,184	$284,998
Acquisition facility	374,600	376,100
Total credit agreement	811,784	661,098
Less: current portion of working capital facilities	(437,184)	(154,318)
Total long-term portion	$374,600	$506,780

Sprague Operating Resources LLC and Kildair, wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (the "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of December 31, 2019, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of December 31, 2019 and 2018, had a borrowing base of $594.5 million and $512.4 million, respectively. As of December 31, 2019 and 2018, outstanding letters of credit were $63.6 million and $65.5 million, respectively. As of December 31, 2019, excess availability under the working capital facilities was $93.7 million and excess availability under the acquisition facility was $175.4 million.
The weighted average interest rate was 4.5% and 5.3% at December 31, 2019 and 2018, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at December 31, 2019 and 2018 represents the amounts of the working capital facility during the following twelve month period.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2019.
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
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $99.6 million, $111.8 million and $97.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amounts due to the General Partner were $8.1 million and $9.8 million as of December 31, 2019 and 2018, respectively. Through the General Partner, the Partnership participates in the Sponsor’s pension and other post-retirement benefits (see Note 16 - Retirement Plans).

14.	Other Obligations

	As of December 31,
	2019	2018
Deferred consideration	$19,432	$21,779
Contingent consideration	—	6,532
Port Authority terminal obligations	5,761	6,365
Asset retirement obligation	5,300	3,481
Postretirement benefits	1,867	2,160
Other	9,053	6,138
Other obligations, long-term portion	$41,413	$46,455
Deferred Consideration - Carbo Terminals

In connection with the Carbo acquisition entered into during 2017, the Partnership is obligated to pay to Carbo a total of $38.2 million in equal monthly installments of $0.3 million payable over a ten year period. The obligation was recorded at an estimated fair value of $27.3 million using a discount rate of 7.1%. The short-term portion of this obligation as of December 31, 2019 is $2.3 million and is included in the current portion of other obligations. Deferred consideration obligation maturities for each of the next five years and thereafter as of December 31, 2019 are as follow:

2020	$3,818
2021	3,818
2022	3,818
2023	3,818
2024	3,818
Thereafter	8,913
Total	28,003
Less amount representing interest	(6,223)
Present value of payments	21,780
Less current portion	(2,348)
Deferred consideration, long-term portion	$19,432

Contingent Consideration - Coen Energy

In connection with the Coen Energy acquisition entered into during 2017, the Partnership may be obligated to pay contingent consideration of up to $12.0 million during the three year period following the acquisition. The contingent consideration represents a liability recognized at fair value as of the acquisition date with subsequent fair value adjustments at each reporting period to be recorded in operations. The estimated fair value of this obligation as of December 31, 2019 and 2018, is $7.6 million and $8.4 million, respectively. The short-term portion of this obligation of $7.6 million and $1.9 million as of December 31, 2019, and 2018 respectively, is included in the current portion of other obligations and represents an estimate of the expected future payment during the following twelve month period. See Note 18 - Financial Instruments and Off-Balance Sheet Risk for additional information regarding the Partnership's contingent consideration obligation.

Port Authority Terminal Obligations
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at both December 31, 2019 and 2018 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement (“License Agreement”), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a finance lease and are included in property, plant and equipment.
Asset Retirement Obligation
The Partnership has accrued an asset retirement obligation (“ARO”) that relates to an environmental obligation associated with the purchase of a terminal in Bridgeport, Connecticut. The current portion of the ARO represents the estimated obligation retirements for the ensuing year and is recorded in accrued liabilities. During 2019, the Partnership increased the cost estimate related to the ARO as quantified in the below table.
The changes in the ARO are as follows:

	Years Ended December 31,
	2019	2018
ARO - beginning of period	$3,981	$4,490
Change in estimates	2,718	(139)
Accretion expense	(145)	92
Payments of ARO	(495)	(462)
ARO - end of period	6,059	3,981
Less current portion	(759)	(500)
ARO - long-term	$5,300	$3,481
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
The Partnership is generally not subject to U.S. federal and state income tax with the exception of the Partnership's subsidiary Sprague Energy Solutions, Inc. The Partnership's Canadian operations are subject to Canadian federal and provincial income taxes. The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2019	2018	2017
Current
U.S. Federal income tax	$(14)	$118	$120
State and local income tax	45	95	231
Foreign income taxes	4,778	4,742	2,614
Total current income tax provision	4,809	4,955	2,965
Deferred
U.S. Federal income tax	35	5	3
State and local income tax	963	567	(188)
Foreign income taxes	(2,497)	(495)	1,042
Total deferred income tax provision	(1,499)	77	857
Total income tax provision	$3,310	$5,032	$3,822
U.S. and international components of income before income taxes were as follows:

	Years Ended December 31,
	2019	2018	2017
United States	$25,646	$69,283	$18,517
Foreign	8,920	15,568	14,802
Total income before income taxes	$34,566	$84,851	$33,319
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2019	2018	2017
Statutory U.S. Federal income tax	$7,255	$17,819	$11,661
Partnership income not subject to tax	(5,348)	(14,427)	(6,360)
State and local income taxes, net of federal tax	995	662	46
Foreign earnings taxed at higher (lower) rates	408	978	(1,525)
Total income tax provision	$3,310	$5,032	$3,822

The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Derivatives	$1,161	$—
Capital losses	466	466
Other	227	640
Total deferred tax assets	1,854	1,106
Valuation allowance	(466)	(466)
Net deferred tax assets	1,388	640
Deferred tax liabilities:
Fixed assets	(17,222)	(17,845)
Other	(368)	(561)
Total deferred tax liabilities	(17,590)	(18,406)
Net deferred tax liabilities	$(16,202)	$(17,766)
The Partnership's Canadian subsidiary had a net operating loss carryforward of $7.0 million as of December 31, 2016, which was fully utilized in the year ended December 31, 2017.
As of December 31, 2019, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $86.4 million which are considered to be indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $21.6 million as of December 31, 2019.

16.	Retirement Plans
Pension Plans
Through the General Partner, the Partnership participates in a noncontributory defined benefit pension plan, the Axel Johnson Inc. Retirement Plan (the “Plan”), sponsored by the Sponsor. Benefits under the Plan were frozen as of December 31, 2003, and are based on a participant’s years of service and compensation through December 31, 2003. The Plan’s assets are invested principally in equity and fixed income securities. The Sponsor’s policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (“ERISA”).
Through the General Partner, the Partnership also participates in an unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined benefit pension plan were reduced due to limitations under U.S. federal tax laws. Benefits under this plan were frozen as of December 31, 2003.
Both the Plan and the Retirement Restoration Plan are administered by the Sponsor. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $0.4 million, $1.1 million and $1.1 million during the years ended December 31, 2019, 2018 and 2017, respectively.
Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $4.6 million, $5.4 million and $5.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Other Postretirement Benefits
The Sponsor and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Sponsor. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.3 million for each of the years ended December 31, 2019, 2018 and 2017, related to these plans.

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
The Partnership had no single customer that accounted for more than 10% of total net sales for the years ended December 31, 2019, 2018 and 2017, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $255.5 million, $290.4 million and $265.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Years Ended December 31,
	2019	2018	2017
Net sales:
Refined products	$3,112,924	$3,357,769	$2,455,577
Natural gas	307,952	332,038	331,669
Materials handling	56,655	57,509	46,513
Other operations	24,879	23,817	21,237
Net sales	$3,502,410	$3,771,133	$2,854,996
Adjusted gross margin (1):
Refined products	$150,124	$150,965	$142,467
Natural gas	54,288	57,875	65,060
Materials handling	56,616	57,515	46,512
Other operations	6,904	7,319	7,658
Adjusted gross margin	267,932	273,674	261,697
Reconciliation to operating income (2):
Add(deduct):
Change in unrealized (gain) loss on inventory (3)	(12,814)	32,960	(124)
Change in unrealized value on prepaid forward contract (4)	—	—	1,076
Change in unrealized value on natural gas transportation contracts (5)	19,289	19,114	(10,441)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(84,924)	(88,659)	(72,284)
Selling, general and administrative	(78,135)	(80,799)	(87,582)
Depreciation and amortization	(34,015)	(33,378)	(28,125)
Operating income	77,333	122,912	64,217
Other (expense) income	(378)	293	108
Interest income	555	577	339
Interest expense	(42,944)	(38,931)	(31,345)
Income tax provision	(3,310)	(5,032)	(3,822)
Net income	$31,256	$79,819	$29,497

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
As of December 31, 2019, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2019	2018
United States	$278,820	$277,405
Canada	69,219	72,441
Total	$348,039	$349,846

18.	Financial Instruments and Off-Balance Sheet Risk
As of December 31, 2019 and 2018, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of December 31, 2019 and 2018, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of December 31, 2019 and 2018, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of December 31, 2019 and 2018, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate or probability of outcome.
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of December 31, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Futures, swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Futures, swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

Contingent consideration	$7,590	$—	$—	$7,590

	As of December 31, 2018
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$42,893	$—	$42,893	$—
Futures, swaps and options	120,258	120,231	27	—
Commodity derivatives	163,151	120,231	42,920	—
Interest rate swaps	2,629	—	2,629	—
Currency swaps	2	—	2	—
Total derivative assets	$165,782	$120,231	$45,551	$—
Derivative liabilities:
Commodity fixed forwards	$21,036	$—	$21,036	$—
Futures, swaps and options	78,678	78,674	4	—
Commodity derivatives	99,714	78,674	21,040	—
Interest rate swaps	2,452	—	2,452	—
Total derivative liabilities	$102,166	$78,674	$23,492	$—

Contingent consideration	$8,402	$—	$—	$8,402

Derivative Instruments
The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $57.8 million at December 31, 2019.
Information related to these offsetting arrangements as of December 31, 2019 and 2018 is as follows:

	As of December 31, 2019
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$94,663	$(36,885)	$—	$57,778
Currency swaps	15	—	—	15
Fair value of derivative assets	$94,678	$(36,885)	$—	$57,793

Commodity derivative liabilities	$(79,379)	$36,885	$31,303	$(11,191)
Interest rate swap derivative liabilities	(8,214)	—	—	(8,214)
Fair value of derivative liabilities	$(87,593)	$36,885	$31,303	$(19,405)

	As of December 31, 2018
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$163,151	$(82,837)	$(28,529)	$51,785
Interest rate swap derivative assets	2,629	—	—	2,629
Currency swaps	2	—	—	2
Fair value of derivative assets	$165,782	$(82,837)	$(28,529)	$54,416

Commodity derivative liabilities	$(99,714)	$82,837	$20	$(16,857)
Interest rate swap derivative liabilities	(2,452)	—	—	(2,452)
Fair value of derivative liabilities	$(102,166)	$82,837	$20	$(19,309)
As of December 31, 2019, the Partnership held no cash collateral and posted cash collateral of $54.6 million. As of December 31, 2018, the Partnership held total cash collateral of $28.5 million and posted cash collateral of $0.8 million.
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Years Ended December 31,
	2019	2018	2017
Refined products contracts	$(26,194)	$54,616	$12,856
Natural gas contracts	38,513	(1,353)	(1,555)
Total	$12,319	$53,263	$11,301
There were no discretionary trading activities included in realized and unrealized gains (losses) on derivatives instruments for the years ended December 31, 2019, 2018 and 2017.
The following table presents the gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of December 31, 2019		As of December 31, 2018
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	8,332	168,818	8,796	132,030
Short contracts	(11,475)	(91,011)	(12,379)	(72,223)

Interest Rate Derivatives
The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rate swaps hedge actual and forecasted LIBOR borrowings and have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. The Partnership expects to continue to utilize interest rate swaps to hedge cash flow risk and to manage the Partnership's exposure to LIBOR interest rates or its replaced equivalent for the foreseeable future.
The Partnership's interest rate swap agreements outstanding as of December 31, 2019 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2019	January 2020	$300,000
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2019, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $2.8 million.
Contingent Consideration
As part of the Coen Energy acquisition in 2017, the Partnership is obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition are met. The estimated fair value of the contingent consideration arrangement is classified within Level 3 and was determined using an income approach based on probability-weighted discounted cash flows. Under this method, a set of discrete potential future earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability was assigned to each discrete potential future earnings estimate. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 7.0%. Changes in either the revenue growth rates, related earnings or the discount rate could result in a material change to the amount of contingent consideration accrued and such changes will be recorded in the Partnership's Consolidated Statements of Income.
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Consolidated Statements of Income. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

	Years Ended December 31,
	2019	2018
Contingent consideration - beginning of year	$8,402	$9,725
Payments	(2,000)	(2,000)
Change in estimated fair value	1,188	677
Contingent consideration - end of year	$7,590	$8,402
Less current portion	(7,590)	(1,870)
Contingent consideration - long-term portion	$—	$6,532

19.	Commitments and Contingencies

Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $4.9 million of tax, including interest and penalties, for the period of 2007 to 2018. Similarly, since the filing, the Partnership has been assessed $9.2 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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
Equity Awards - Annual Bonus Program
The board of directors of the General Partner has approved an annual bonus program which is provided to substantially all employees. Under this program bonuses for the majority of participants will be settled in cash with others receiving a combination of cash and common units. The Partnership records the expected bonus payment as a liability until a grant date has been established and awards finalized, which occurs in the first quarter of the year following the year for which the bonus is earned. The Partnership estimates that $1.0 million of the annual bonus accrued as of December 31, 2019 will be settled in common units.
Of the bonus accrued as of December 31, 2016, $0.4 million was settled in 2017 by issuing 13,465 common units (market value at settlement of $0.4 million) with 4,625 units withheld from to satisfy employee tax obligations.
Equity Awards - Director Compensation
During the years ended December 31, 2019, 2018, and 2017 the board of directors of the General Partner issued 13,932, 6,693, and 9,360, vested units as compensation to certain of its directors, respectively, with estimated total grant date fair values of $0.2 million for each period.
Equity Awards - Performance-based Phantom Units
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP initially limited the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2019, there were 388,689 common units reserved for issuance and 445,156 available for issuance.
Phantom units have been granted as follows:

•	Year ended December 31, 2019 - granted 180,638 OCF-based phantom units with a grant date fair value of $15.04 per unit and a performance period ending December 31, 2021.

•	Year ended December 31, 2018 - granted 143,981 OCF-based phantom units with a grant date fair value of $23.30 per unit and a performance period ending December 31, 2020.

•	Year ended December 31, 2017 - granted 132,977 OCF-based phantom units with a grant date fair value of $26.96 per unit and a performance period ending December 31, 2019.
Phantom units have vested as follows:

•	Performance period ending December 31, 2019 - did not achieve minimum performance levels.

•	Performance period ending December 31, 2018 - did not achieve minimum performance levels.

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

The following table presents a summary of the status of the Partnership’s phantom unit awards subject to vesting:

	2019 Awards		2018 Awards		2017 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2018	—	$—	123,186	$23.30	119,996	$26.96
Granted	180,638	15.04	—	—	—	—
Forfeited	(17,107)	(15.04)	(12,193)	(23.30)	(5,831)	(27.00)
Vested (end of performance period)	—	—	—	—	—	—
Nonvested at December 31, 2019	163,531	$15.04	110,993	$23.30	114,165	$26.60
Unit-based compensation expense (income) for the year ended December 31, 2019 was $0.6 million as compared to $(0.9) million and $2.2 million, for the years ended December 31, 2018 and December 31, 2017, respectively. During the year ended December 31, 2018, the Partnership updated its estimate of the number of phantom unit awards granted in 2018 and 2017 that are expected to vest which resulted in cumulative adjustmet to unit-based compensation expense during 2018 for those awards.

Unit-based compensation is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued. Total unrecognized compensation cost related to the performance-based phantom units totaled $1.5 million as of December 31, 2019, which is expected to be recognized over a weighted average period of 24 months.
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

The following table provides information with respect to changes in the Partnership’s unit:

	Common Units
	Public	Sprague Holdings	Subordinated Units
Balance as of December 31, 2016	9,207,473	2,034,378	10,071,970
Conversion of subordinated units	—	10,071,970	(10,071,970)
Units issued in connection with employee bonus	8,840	—	—
Units issued in connection with performance-based awards	89,315	—	—
Units issued in connection with Carbo acquisition	1,131,551	—	—
Director vested awards	9,360	—	—
Balance as of December 31, 2017	10,446,539	12,106,348	—
Units issued in connection with performance-based awards	174,397	—	—
Director vested awards	6,693	—	—
Balance as of December 31, 2018	10,627,629	12,106,348	—
Director vested awards	13,932	—	—
Balance as of December 31, 2019	10,641,561	12,106,348	—

21.	Earnings Per Unit
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Years Ended December 31,
	2019	2018	2017
Weighted average limited partner common units - basic	22,736,916	22,728,218	22,208,964
Dilutive effect of unvested phantom units	33,967	9,186	265,908
Weighted average limited partner common units - dilutive	22,770,883	22,737,404	22,474,872
On February 16, 2017, all 10,071,970 subordinated units outstanding converted to common units on a one-for-one basis. The Partnership did not allocate any earnings or loss to the subordinated unitholders for the year ended December 31, 2017, since the subordinated units did not share in the distribution of cash generated during 2017.

22.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2019
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,258,308	$662,018	$582,590	$999,494	$3,502,410
Net income (loss)	33,921	(4,778)	(9,734)	11,847	31,256
Limited partners' interest in net income (loss)	31,866	(6,833)	(9,734)	9,794	25,093
Net income (loss) per limited partner unit: (1)
Common-basic	$1.40	$(0.30)	$(0.43)	$0.43	$1.10
Common-diluted	$1.40	$(0.30)	$(0.43)	$0.43	$1.10

	Year Ended December 31, 2018
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,331,148	$741,656	$618,455	$1,079,874	$3,771,133
Net income (loss)	74,921	(13,195)	(18,434)	36,527	79,819
Limited partners' interest in net income (loss)	73,207	(15,250)	(20,489)	34,472	71,940
Net income (loss) per limited partner unit: (1)
Common-basic	$3.22	$(0.67)	$(0.90)	$1.52	$3.17
Common-diluted	$3.21	$(0.67)	$(0.90)	$1.51	$3.16

(1)	Quarterly net income (loss) per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

23.	Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common and subordinated unitholders will receive. Payments made in connection with DERs are recorded as a distribution. Cash distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Distribution Date	Per Unit	Common	IDR	DER	Total
December 31, 2017	February 12, 2018	$0.6375	$14,489	$1,373	$1,760	$17,622
March 31, 2018	May 18, 2018	$0.6525	$14,830	$1,714	$—	$16,544
June 30, 2018	August 10, 2018	$0.6675	$15,170	$2,055	$—	$17,225
September 30, 2018	November 13, 2018	$0.6675	$15,175	$2,055	$—	$17,230

December 31, 2018	February 13, 2019	$0.6675	$15,175	$2,055	$—	$17,230
March 31, 2019	May 14, 2019	$0.6675	$15,175	$2,055	$—	$17,230
June 30, 2019	August 12, 2019	$0.6675	$15,175	$2,055	$—	$17,230
September 30, 2019	November 12, 2019	$0.6675	$15,175	$—	$—	$15,175
In addition, on January 24, 2020, the Partnership declared a cash distribution for the three months ended December 31, 2019, of $0.6675 per unit, totaling $17.2 million. Such distribution was paid on February 10, 2020, to unitholders of record on February 4, 2020. Further, on January 23, 2020, the Partnership entered into a letter agreement with the Sponsor and Sprague Holdings providing that Sprague Holdings would receive common units, representing limited partner interests in the Partnership, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019. The number of such common units that were issued to Sprague Resources Holdings LLC was computed based upon the lesser of an incentive distribution rights cash payment of $2,055,252 divided by the market price on close of business on January 23, 2020 or the number of units based on the 10-day volume weighted average price ending December 31, 2019. Accordingly, on February 10, 2020, we issued 121,150 common units to Sprague Holdings in lieu of an aggregate cash payment of $2,055,252 that would have been payable on the incentive distribution rights for such quarter.