Form 10-Q
period 2020-03-31
Sprague Resources LP
filed 2020-05-07
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 22,922,902 common units outstanding as of May 7, 2020.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,555	$5,386
Accounts receivable, net	181,232	281,527
Inventories	109,926	293,224
Fair value of derivative assets	334,654	77,871
Other current assets	31,517	63,705
Total current assets	666,884	721,713
Fair value of derivative assets, long-term	44,313	16,807
Property, plant and equipment, net	344,715	348,039
Intangibles, net	47,491	49,764
Other assets, net	21,211	24,183
Goodwill	115,037	115,037
Total assets	$1,239,651	$1,275,543
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$76,876	$147,577
Accrued liabilities	61,027	43,386
Fair value of derivative liabilities	243,367	74,154
Due to General Partner	5,054	5,653
Current portion of working capital facilities	282,900	437,184
Current portion of other obligations	14,028	13,858
Total current liabilities	683,252	721,812
Commitments and contingencies
Acquisition facility	352,000	374,600
Fair value of derivative liabilities, long-term	18,230	13,439
Other obligations, less current portion	40,191	41,413
Operating lease liabilities, less current portion	9,614	11,850
Due to General Partner	2,523	2,445
Deferred income taxes	15,656	16,202
Total liabilities	1,121,466	1,181,761
Unitholders’ equity:
Common unitholders - public (10,695,404 and 10,641,561 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	194,513	180,302
Common unitholders - affiliated (12,227,498 and 12,106,348 units issued and outstanding as of March 31, 2020 and December 31, 2019, respectively)	(48,474)	(66,832)
Accumulated other comprehensive loss, net of tax	(27,854)	(19,688)
Total unitholders’ equity	118,185	93,782
Total liabilities and unitholders’ equity	$1,239,651	$1,275,543

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019
Net sales	$959,879	$1,258,308
Cost of products sold (exclusive of depreciation and amortization)	850,020	1,159,112
Operating expenses	20,812	23,789
Selling, general and administrative	20,033	20,913
Depreciation and amortization	8,598	8,388
Total operating costs and expenses	899,463	1,212,202
Operating income	60,416	46,106
Interest income	175	187
Interest expense	(11,286)	(11,959)
Income before income taxes	49,305	34,334
Income tax provision	(2,571)	(413)
Net income	46,734	33,921
Incentive distributions declared	(2,072)	(2,055)
Limited partners' interest in net income	$44,662	$31,866

Net income per limited partner unit:
Common - basic	$1.96	$1.40
Common - diluted	$1.95	$1.40
Units used to compute net income per limited partner unit:
Common - basic	22,820,983	22,733,977
Common - diluted	22,871,748	22,739,609
Distribution declared per unit	$0.6675	$0.6675

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$46,734	$33,921
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps
Net loss arising in the period	(8,529)	(2,944)
Reclassification adjustment related to loss (gain) realized in income	615	(202)
Net change in unrealized loss on interest rate swaps	(7,914)	(3,146)
Tax effect	62	25
	(7,852)	(3,121)
Foreign currency translation adjustment	(314)	61
Other comprehensive loss	(8,166)	(3,060)
Comprehensive income	$38,568	$30,861

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	14,897	16,969	2,055	—	33,921
Other comprehensive loss	—	—	—	(3,060)	(3,060)
Unit-based compensation	(92)	(105)	—	—	(197)
Distributions paid in cash	(7,094)	(8,081)	(2,055)	—	(17,230)
Balance at March 31, 2019	$204,391	$(39,399)	$—	$(14,582)	$150,410

Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	20,839	23,823	2,072	—	46,734
Other comprehensive loss	—	—	—	(8,166)	(8,166)
Unit-based compensation	191	218	—	—	409
Distributions paid in cash	(7,103)	(8,081)	—	—	(15,184)
Distribution paid in units	—	2,072	(2,072)	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at March 31, 2020	$194,513	$(48,474)	$—	$(27,854)	$118,185

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$46,734	$33,921
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	9,495	9,286
Loss on sale of assets	(4)	(5)
Changes in fair value of contingent consideration	121	147
Provision for doubtful accounts	(33)	78
Non-cash unit-based compensation	409	(197)
Other	38	24
Deferred income taxes	(484)	1,024
Changes in assets and liabilities:
Accounts receivable	100,328	(4,947)
Inventories	183,298	49,751
Other assets	34,264	(14,868)
Fair value of commodity derivative instruments	(118,199)	32,777
Due to General Partner and affiliates	(522)	(429)
Accounts payable, accrued liabilities and other	(54,344)	(109,537)
Net cash provided by (used in) operating activities	201,101	(2,975)
Cash flows from investing activities
Purchases of property, plant and equipment	(3,012)	(2,193)
Proceeds from sale of assets	11	22
Net cash used in investing activities	(3,001)	(2,171)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(176,740)	22,482
Payments on finance leases, term debt, and other obligations	(1,586)	(1,212)
Distributions to unitholders	(15,184)	(17,230)
Repurchased units withheld for employee tax obligations	(297)	—
Net cash (used in) provided by financing activities	(193,807)	4,040
Effect of exchange rate changes on cash balances held in foreign currencies	(124)	33
Net change in cash and cash equivalents	4,169	(1,073)
Cash and cash equivalents, beginning of period	5,386	7,530
Cash and cash equivalents, end of period	$9,555	$6,457
Supplemental disclosure of cash flow information
Cash paid for interest	$10,883	$10,803
Cash paid for taxes	$1,374	$2,901
Assets acquired under finance lease obligations	$273	$702
ROU assets obtained in exchange for new lease liabilities	$—	$424
Cash paid for operating leases	$2,551	$2,233
Distribution paid in units	$2,072	$—

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
As of March 31, 2020, the Sponsor, through its ownership of Sprague Holdings, owned 12,227,498 common units representing 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 5, 2020 (the “2019 Annual Report”).

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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2020 and December 31, 2019, the consolidated results of operations for the three months ended March 31, 2020 and 2019, and the consolidated cash flows for the three months ended March 31, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
COVID-19

The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the pandemic. A growing number of the Partnership’s customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries (OPEC) members and other oil-producing countries such as Russia, as well as related global storage considerations.

While the pandemic and associated impacts on economic activity had a limited adverse effect on the Partnership’s operating results for the quarterly period ended March 31, 2020, the Partnership has since seen an increasing decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, in March 2020, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of March 31, 2020. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.
Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Partnership’s audited consolidated financial statements included in the 2019 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements, except with respect to the Partnership’s policy on credit losses noted within the “Recent Accounting Pronouncements” section below.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for fiscal years beginning after December 15, 2019, with early adoption permitted. As part of the Partnership’s assessment of the adequacy of its allowances for credit losses, the Partnership consider a number of factors including, but not limited to, history or defaults, age of receivables, and expected loss rates. The adoption of this guidance did not have a material impact to the Partnership's Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material impact to the Partnership's Condensed Consolidated Financial Statements.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership has not currently adopted the optional expedients and exceptions provided in this guidance but continues to monitor and evaluate the impact of reference rate reform on relevant transactions.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2020	2019
Net sales:
Refined products
Distillates	$695,828	$964,017
Gasoline	76,277	59,341
Heavy fuel oil and asphalt	69,837	96,765
Total refined products	$841,942	$1,120,123
Natural gas	95,778	114,167
Materials handling	15,557	16,481
Other operations	6,602	7,537
Net sales	$959,879	$1,258,308

Net sales by Country:
United States	$906,809	$1,202,691
Canada	53,070	55,617
Net sales	$959,879	$1,258,308

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $6.0 million and $7.5 million as of March 31, 2020 and December 31, 2019, respectively. A substantial portion of the contract liabilities as of December 31, 2019 remains outstanding as of March 31, 2020 as they are primarily deposits. The Partnership does not have any material contract assets as of March 31, 2020 or December 31, 2019.
3. Leases

From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the three months ended March 31, 2020 and 2019, income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.4 million and $11.0 million, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2020	December 31, 2019
Fair value of interest rate swaps, net of tax	$(16,002)	$(8,150)
Cumulative foreign currency translation adjustment	(11,852)	(11,538)
Accumulated other comprehensive loss, net of tax	$(27,854)	$(19,688)
5. Inventories

	March 31, 2020	December 31, 2019
Petroleum and related products	$104,901	$285,539
Coal	4,401	4,374
Natural gas	624	3,311
Inventories	$109,926	$293,224
6. Credit Agreement

	March 31, 2020	December 31, 2019
Working capital facilities	$282,900	$437,184
Acquisition facility	352,000	374,600
Total credit agreement	634,900	811,784
Less: current portion of working capital facilities	(282,900)	(437,184)
Long-term portion	$352,000	$374,600
Sprague Operating Resources LLC and Kildair Service ULC ("Kildair"), wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (the "Credit Agreement") that matures on April 27, 2021. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of March 31, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of March 31, 2020 and December 31, 2019, had a borrowing base of $376.5 million and $594.5 million, respectively. As of March 31, 2020 and December 31, 2019, outstanding letters of credit were $41.0 million and $63.6 million, respectively. As of March 31, 2020, excess availability under the working capital facilities was $52.6 million and excess availability under the acquisition facility was $198.0 million.
The weighted average interest rate was 3.8% and 4.5% at March 31, 2020 and December 31, 2019, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at March 31, 2020 and December 31, 2019 represents the amounts of the working capital facility during the following twelve month period.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the
Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits the
Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2020.

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

The Credit Agreement, which matures on April 27, 2021, has not yet been renewed and, therefore, is due within one year of the date of issuance of these condensed consolidated financial statements. While the Partnership does not currently have the liquidity to repay the debt associated with the Credit Agreement at maturity, the Partnership is presently in discussions with a consortium of banking partners to refinance and extend the Credit Agreement for a new term. The Partnership’s ongoing approved plan to renew the Credit Agreement is probable of being effectuated based on the status of the current negotiations and the fact that the Company has successfully extended the maturity date of the Credit Agreement on a historical basis.

7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $23.5 million and $28.1 million for the three months ended March 31, 2020 and 2019, respectively. Through the General Partner, the Partnership also participates in the
Sponsor’s pension and other post-retirement benefits. At March 31, 2020 and December 31, 2019, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.6 million and $8.1 million, respectively.

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
The Partnership's refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to its customers. The Partnership has wholesale customers who resell the refined products they purchase from the Partnership and commercial customers who consume the refined products they purchase. The Partnership’s wholesale customers consist of home heating oil retailers and diesel fuel and gasoline resellers. The Partnership’s commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals and educational institutions. The refined products reportable segment consists of two operating segments.
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
The Partnership's other operations segment primarily consists of marketing and distribution of coal, and commercial trucking activities unrelated to its refined products segment. Other operations are not reported separately as they represent less than 10% of consolidated net sales and adjusted gross margin. The other operations reporting segment consists of two operating segments.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2020 and 2019, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $53.1 million and $55.6 million for the three months ended March 31, 2020 and 2019, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended March 31,
	2020	2019
Net sales:
Refined products	$841,942	$1,120,123
Natural gas	95,778	114,167
Materials handling	15,557	16,481
Other operations	6,602	7,537
Net sales	$959,879	$1,258,308
Adjusted gross margin (1):
Refined products	$35,792	$44,739
Natural gas	29,787	32,322
Materials handling	15,581	16,451
Other operations	1,951	1,932
Adjusted gross margin	83,111	95,444
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized gain on inventory (3)	13,549	(4,236)
Change in unrealized value on natural gas transportation contracts (4)	13,199	7,988
Operating costs and expenses not allocated to operating segments:
Operating expenses	(20,812)	(23,789)
Selling, general and administrative	(20,033)	(20,913)
Depreciation and amortization	(8,598)	(8,388)
Operating income	60,416	46,106
Interest income	175	187
Interest expense	(11,286)	(11,959)
Income tax provision	(2,571)	(413)
Net income	$46,734	$33,921

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
As of March 31, 2020, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.

9. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2020 and December 31, 2019, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of March 31, 2020 and December 31, 2019, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of March 31, 2020 and December 31, 2019, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of March 31, 2020, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate or probability of outcome.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity exchange contracts	$15	$15	$—	$—
Commodity fixed forwards	130,918	—	130,918	—
Futures, swaps and options	248,031	248,012	19	—
Commodity derivatives	378,964	248,027	130,937	—
Currency swaps	3	—	3	—
Total derivative assets	$378,967	$248,027	$130,940	$—
Derivative liabilities:
Commodity fixed forwards	$7,507	$—	$7,507	$—
Futures, swaps and options	237,962	237,916	46	—
Commodity derivatives	245,469	237,916	7,553	—
Interest rate swaps	16,128	—	16,128	—
Total derivative liabilities	$261,597	$237,916	$23,681	$—

Contingent consideration	$7,710	$—	$—	$7,710

	As of December 31, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Futures, swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Futures, swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

Contingent consideration	$7,590	$—	$—	$7,590
Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. A majority of all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2020 will settle prior to September 30, 2021.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2020 and December 31, 2019.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $158.1 million at March 31, 2020. Information related to these offsetting arrangements is set forth below:

	As of March 31, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$378,964	$(220,822)	$(21,336)	$136,806
Currency swaps	3	—	—	3
Fair value of derivative assets	$378,967	$(220,822)	$(21,336)	$136,809

Commodity derivative liabilities	$(245,469)	$220,822	$18,751	$(5,896)
Interest rate swap derivative liabilities	(16,128)	—	—	(16,128)
Fair value of derivative liabilities	$(261,597)	$220,822	$18,751	$(22,024)

	As of December 31, 2019
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$94,663	$(36,885)	$—	$57,778
Currency swaps	15	—	—	15
Fair value of derivative assets	$94,678	$(36,885)	$—	$57,793

Commodity derivative liabilities	$(79,379)	$36,885	$31,303	$(11,191)
Interest rate swap derivative liabilities	(8,214)	—	—	(8,214)
Fair value of derivative liabilities	$(87,593)	$36,885	$31,303	$(19,405)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended March 31,
	2020	2019
Refined products contracts	$66,205	$(16,383)
Natural gas contracts	36,013	13,379
Total	$102,218	$(3,004)
There were no discretionary trading activities for the three months ended March 31, 2020 and 2019. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of March 31, 2020		As of December 31, 2019
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	15,433	175,460	8,332	168,818
Short contracts	(18,014)	(92,733)	(11,475)	(91,011)
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
The Partnership's interest rate swap agreements outstanding as of March 31, 2020 were as follows:

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2020, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $6.5 million.

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
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Condensed Consolidated Income Statements. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

Contingent consideration - December 31, 2019	$7,590
Change in estimated fair value	120
Contingent consideration - March 31, 2020	$7,710

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $4.7 million of tax, including interest and penalties, for the period of 2007 to 2018. Similarly, since the filing, the Partnership has been assessed $8.5 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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
The following table presents a summary of the Partnership’s phantom unit awards subject to vesting during the three months ended March 31, 2020:

	2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2019	163,531	$15.04	110,993	$23.30
Granted	—	—	—	—
Forfeited	(1,000)	(15.04)	—	—
Vested (end of performance period)	—	—	—	—
Nonvested at March 31, 2020	162,531	$15.04	110,993	$23.30
Unit-based compensation expense (income) for the three months ended March 31, 2020 was $0.4 million as compared to $(0.2) million for the three months ended March 31, 2019. The board of directors of the General Partner is evaluating other alternatives to replace the 2019 long term incentive program for 2020.
Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom units totaled $1.3 million as of March 31, 2020 which is expected to be recognized over a weighted average period of 21 months.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2018	10,627,629	12,106,348
Director vested awards	13,932	—
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	53,843	—
Distribution paid in units	—	121,150
Balance as of March 31, 2020	10,695,404	12,227,498

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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Weighted average limited partner common units - basic	22,820,983	22,733,977
Dilutive effect of unvested phantom units	50,765	5,632
Weighted average limited partner common units - dilutive	22,871,748	22,739,609
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR (1)	Total
December 31, 2019	February 10, 2020	$0.6675	$15,184	$2,072	$17,256

(1)
On February 10, 2020, the Sponsor received 121,150 common units, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019.

In addition, on April 24, 2020, the Partnership declared a cash distribution for the three months ended March 31, 2020, of $0.6675 per unit, totaling $17.4 million (including a $2.1 million IDR distribution). Such distributions are to be paid on May 11, 2020, to unitholders of record on May 5, 2020.

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

When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020 (the “2019 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 900 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, as a result of our acquisition of Coen Energy in 2017, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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

As of March 31, 2020, our Sponsor, through its ownership of Sprague Holdings, owns 12,227,498 common units representing an aggregate of 53% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
COVID-19

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the COVID-19 pandemic. A growing number of our customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries (OPEC) members and other oil-producing countries such as Russia, as well as related global storage considerations.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our operating results for the quarterly period ended March 31, 2020, we have since seen an increasing decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, in March 2020, we took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

At this time, we are unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. In addition, we continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

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
EBITDA and adjusted EBITDA are not prepared in accordance with GAAP and should not be considered alternatives to net income or operating income, or any other measure of financial performance presented in accordance with GAAP. EBITDA and adjusted EBITDA exclude some, but not all, items that affect net income and operating income.
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
We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) adjusted for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin has no impact on reported volumes or net sales.
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
As described above, pursuant to GAAP, we value our commodity derivative hedges at the end of each reporting period based on current commodity prices and record hedging gains or losses, as appropriate. Also as described above, and pursuant to GAAP, our refined products and natural gas inventory and natural gas transportation contract rights, to which the commodity derivative hedges relate, are not marked to market for the purpose of recording gains or losses. In measuring our operating performance, we rely on our GAAP financial results, but we also find it useful to adjust those numbers to reflect the unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts. By making such adjustments, as reflected in adjusted gross margin and adjusted EBITDA, we believe that we are able to align more closely hedging gains and losses to the period in which the revenue from the sale of inventory and income from transportation contracts relating to those hedges is realized.
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2019 Annual Report for a discussion of the trends and factors that impact our business.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Net sales	$959,879	$1,258,308	$(298,429)	(24)%
Cost of products sold (exclusive of depreciation and amortization)	850,020	1,159,112	(309,092)	(27)%
Operating expenses	20,812	23,789	(2,977)	(13)%
Selling, general and administrative	20,033	20,913	(880)	(4)%
Depreciation and amortization	8,598	8,388	210	3%
Total operating costs and expenses	899,463	1,212,202	(312,739)	(26)%
Operating income	60,416	46,106	14,310	31%
Interest income	175	187	(12)	(6)%
Interest expense	(11,286)	(11,959)	661	(6)%
Income before income taxes	49,305	34,334	14,971	44%
Income tax provision	(2,571)	(413)	(2,158)	523%
Net income	$46,734	$33,921	$12,813	38%

Analysis of Consolidated Operating Results
Net income was $46.7 million and $33.9 million for the three months ended March 31, 2020 and 2019, respectively and operating income was $60.4 million and $46.1 million for the three months ended March 31, 2020 and 2019, respectively. Operating results for the three months ended March 31, 2020 and 2019 include unrealized commodity derivative gains and losses with respect to refined products and natural gas inventory and natural gas transportation contracts of $26.7 million and $3.8 million, respectively. Excluding these unrealized items, operating income for the three months ended March 31, 2020 decreased $8.7 million, or 21%, as compared to the three months ended March 31, 2019.
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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$60,416	$46,106
Operating costs and expenses not allocated to operating segments:
Operating expenses	20,812	23,789
Selling, general and administrative	20,033	20,913
Depreciation and amortization	8,598	8,388
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(13,549)	4,236
Change in unrealized value on natural gas transportation contracts (2)	(13,199)	(7,988)
Total adjusted gross margin (3):	$83,111	$95,444
Adjusted Gross Margin by Segment:
Refined products	$35,792	$44,739
Natural gas	29,787	32,322
Materials handling	15,581	16,451
Other operations	1,951	1,932
Total adjusted gross margin	$83,111	$95,444
Reconciliation of Net Income to Adjusted EBITDA
Net income	$46,734	$33,921
Add/(deduct):
Interest expense, net	11,111	11,772
Tax provision	2,571	413
Depreciation and amortization	8,598	8,388
EBITDA (3):	$69,014	$54,494
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(13,549)	4,236
Change in unrealized value on natural gas transportation contracts (2)	(13,199)	(7,988)
Acquisition related expenses (4)	1	8
Other adjustments (5)	159	171
Adjusted EBITDA	$42,426	$50,921
Other Data:
Ten Year Average Heating Degree Days (6)	2,640	2,657
Heating Degree Days (6)	2,176	2,620
Variance from average heating degree days	(18)%	(1)%
Variance from prior period heating degree days	(17)%	2%

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

(5)	Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.

(6)
For purposes of evaluating our results of operations, we use heating degree day amounts as reported by the NOAA Regional Climate Center. In order to incorporate recent average information and to reflect the geographic locations of our customer base, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same geographic locations over the previous ten-year period.

Analysis of Operating Segments

Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	480,486	549,492	(69,006)	(13)%
Natural gas (MMBtus)	18,328	19,804	(1,476)	(7)%
Materials handling (short tons)	886	922	(36)	(4)%
Materials handling (gallons)	78,447	106,223	(27,776)	(26)%
Net Sales:
Refined products	$841,942	$1,120,123	$(278,181)	(25)%
Natural gas	95,778	114,167	(18,389)	(16)%
Materials handling	15,557	16,481	(924)	(6)%
Other operations	6,602	7,537	(935)	(12)%
Total net sales	$959,879	$1,258,308	$(298,429)	(24)%
Adjusted Gross Margin:
Refined products	$35,792	$44,739	$(8,947)	(20)%
Natural gas	29,787	32,322	(2,535)	(8)%
Materials handling	15,581	16,451	(870)	(5)%
Other operations	1,951	1,932	19	1%
Total adjusted gross margin	$83,111	$95,444	$(12,333)	(13)%
Adjusted Unit Gross Margin:
Refined products	$0.074	$0.081	$(0.007)	(9)%
Natural gas	$1.625	$1.632	$(0.007)	0%

Refined Products
Refined products net sales decreased $278.2 million, or 25%, compared to the same period last year, due to both lower prices and volumes. There was a 14% reduction in average sales price as a result of the weaker price environment, in particular during the latter part of the quarter as a result of significant drops in oil prices following the developments of the COVID-19 pandemic. Volumes decreased by 13%, primarily from a decline in distillates. In particular, lower heating oil sales due to the extremely mild weather negatively impacted demand and contributed to higher competitive intensity. Heavy oil volumes were also lower, again due to the milder weather as well as the low natural gas price environment. Gasoline volumes increased, with most of the gains occurring prior to mid-March when the impact of the slowdown due to the COVD-19 pandemic intensified. The disruptions due to COVID-19 also led to lower diesel demand, in particular with bus companies and transit agencies.
Refined products adjusted gross margin decreased $8.9 million, or 20%, compared to the same period last year. The 13% decline in volumes was the primary factor leading to this reduction, with the 9% lower adjusted unit gross margin also a notable contributor. Key factors contributing to the lower adjusted unit margin included the heightened competitive intensity due to the lower demand in a well-supplied market and a less attractive near-term market structure to purchase and store inventory.

Natural Gas
Natural gas net sales decreased $18.4 million, or 16%, compared to the same period last year due to a combination of a 9% lower average sales price and a 7% reduction in volume. The lower average sales price reflects the weaker energy price environment compared to last year. The decreased volumes were primarily a result of the mild weather, with heating degree days down by 17% compared to last year. The impact of any demand reduction due to COVID-19 disruptions was a lesser factor and notable only beginning about mid-March.
Natural gas adjusted gross margin decreased $2.5 million, or 8%, compared to the same period last year, due to the lower sales volume. The average unit gross margin was comparable to the same period last year.

Materials Handling
Materials handling net sales and adjusted gross margin were both $15.6 million, $0.9 million lower than the same period last year. More than half of this decrease occurred at our U.S. operations, resulting from lower bulk deliveries partly due to timing differences as well as tariff-driven reductions in pulp and paper handling. An increase in asphalt handling partially offset these reductions. Kildair adjusted gross margin also declined compared to the same period last year, primarily due to the expiration of a crude handling contract at the end of May 2019. This reduction at Kildair was partially offset by increases in Vacuum Gas Oil and Heavy Fuel Oil tank rental income from two customers.
Other Operations
Net sales from other operations decreased $0.9 million, or 12%, due primarily to a combination of reduced coal volumes and sales prices compared to the same period last year.

Operating Costs and Expenses
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses	$20,812	$23,789	$(2,977)	(13)%
Selling, general and administrative	$20,033	$20,913	$(880)	(4)%
Depreciation and amortization	$8,598	$8,388	$210	3%
Interest expense, net	$11,111	$11,772	$(661)	(6)%
Operating Expenses. Operating expenses decreased $3.0 million, or 13%, compared to the same period last year, primarily reflecting a decrease of $1.4 million of employee related expenses as well as a $0.5 million decrease in utilities and boiler fuel costs, $0.4 million decrease in insurance related expenses and $0.3 million decrease in repair and maintenance costs.
Selling, General and Administrative Expenses. SG&A expenses decreased $0.9 million, or 4%, compared to the same period last year driven by a decrease of $1.6 million in employee related expenses attributed to our cost reduction initiatives. partially offset by a $0.6 million increase in incentive compensation expense.
Depreciation and Amortization. Depreciation and amortization increased $0.2 million or 3% as increased depreciation expense was partially offset by decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $0.7 million, or 6%, compared to the same period last year primarily due to decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2020, we had working capital of $(16.4) million.
As of March 31, 2020, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $52.6 million and the undrawn borrowing capacity under the acquisition facility was $198.0 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2020, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $260.0 million to a high of $452.9 million.
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
As of March 31, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Partnership would not be in pro forma compliance with its financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Partnership to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount, a maximum consolidated total leverage-to-EBITDA ratio and a maximum consolidated senior secured leverage-to-EBITDA ratio. The Credit Agreement also limits the Partnership's ability to incur debt, grant liens, make certain investments or acquisitions, dispose of assets, and incur additional indebtedness. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2020.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Three Months Ended March 31,
2020	$702	$2,310	$3,012
2019	$1,069	$1,124	$2,193

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$201,101	$(2,975)
Net cash used in investing activities	$(3,001)	$(2,171)
Net cash (used in) provided by financing activities	$(193,807)	$4,040

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2020 was $201.1 million. Cash inflows for the period were the result of a decrease of $183.3 million in inventories due to a reduction in seasonal inventory requirements, a decrease of $100.3 million in accounts receivable due to a seasonal reduction in sales volume, $46.7 million in net income and a decrease in other assets of $34.3 million. These inflows were offset by cash outflows as a result of a reduction of $54.3 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $118.2 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period
Net cash used in operating activities for the three months ended March 31, 2019 was $3.0 million. Cash inflows for the period were the result of a decrease of $49.8 million in inventories due to a reduction in inventory requirements, $33.9 million in net income and $32.8 million representing the net impact in our derivative instruments as a result of changes in commodity prices during the period and seasonal changes. These inflows were offset by cash outflows as a result of a reduction of $109.5 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $3.0 million, and primarily resulted from $0.7 million related to expansion capital expenditures and $2.3 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the three months ended March 31, 2019 was $2.2 million of which $1.1 million related to expansion capital expenditures and $1.1 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2020 was $193.8 million, and primarily resulted from $176.7 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $15.2 million.
Net cash provided by financing activities for the three months ended March 31, 2019 was $4.0 million, and primarily resulted from $22.5 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels and the reduction of inventory levels and distributions of $17.2 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2020 and 2019.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our Condensed Consolidated Financial Statements are detailed in Note 1 - Description of Business and Summary of Significant Accounting Policies included in our 2019 Annual Report. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.

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
In addition to the financial instruments listed above, we may periodically use the ethanol futures contract that trades on Chicago Board of Trade, or CBOT, to hedge ethanol that is used for blending into our gasoline. This ethanol contract is based on Chicago delivery. There are also swaps alternatives available in the market to hedge ethanol. In addition, we also use Rotterdam Barge 0.1% Sulfur Gasoil swaps as the primary means to hedge Kildair's marine gas oil positions.
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

	Three Months Ended March 31,
	(in thousands)
	2020	2019
Refined products contracts	$66,205	$(16,383)
Natural gas contracts	36,013	13,379
Total	$102,218	$(3,004)
Substantially all of our commodity derivative contracts outstanding as of March 31, 2020 will settle prior to September 30, 2021.

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
Our interest rate swap agreements outstanding as of March 31, 2020 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
January 2021	January 2022	$300,000
January 2022	January 2023	$250,000
During the two year period ended March 31, 2020 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2020, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.5 million and decreased approximately $3.5 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of March 31, 2020:

	As of March 31, 2020
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity exchange contracts	$15	$15	$—	$—
Commodity fixed forwards	130,918	—	130,918	—
Futures, swaps and options	248,031	248,012	19	—
Commodity derivatives	378,964	248,027	130,937	—
Currency swaps	3	—	3	—
Total derivative assets	$378,967	$248,027	$130,940	$—
Derivative liabilities:
Commodity fixed forwards	$7,507	$—	$7,507	$—
Futures, swaps and options	237,962	237,916	46	—
Commodity derivatives	245,469	237,916	7,553	—
Interest rate swaps	16,128	—	16,128	—
Total derivative liabilities	$261,597	$237,916	$23,681	$—

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
As of March 31, 2020, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we are a party to various legal proceedings or claims arising in the ordinary course of business. For information related to legal proceedings, see the discussion under the caption Legal, Environmental and Other Proceedings in Note 10 - Commitments and Contingencies to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report, which information is incorporated by reference into this Part II, Item 1.

Item 1A.	Risk Factors
In addition to other information set forth in this report as well as the excerpt below, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our 2019 Annual Report, which could materially affect our business, financial condition or future results.
The novel coronavirus outbreak (COVID-19) could adversely impact our business, financial condition and results of operations.
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.  We have taken measures to protect the health and safety of our employees, work with our customers to minimize potential disruptions and support our community in addressing the challenges posed by this global pandemic. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the pandemic and related actions taken by the U.S. government, state and local government officials, and international governments to prevent disease spread, all of which are uncertain and cannot be predicted. However, we do anticipate a decline in volumes of natural gas and petroleum products sold in the next several months until the pandemic response moves through Phase I, II and Phase III along with a corresponding reduction in revenue, gross margin and EBITDA.  We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
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

3.7
First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP, dated as of October 30, 2013, as amended by Amendment No. 1, effective December 20, 2017, and Amendment No. 2, effective October 25, 2019 (incorporated by reference to Exhibit 3.7 of Sprague Resources LP’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 5, 2020 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 7, 2020		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)