Form 10-Q
period 2020-06-30
Sprague Resources LP
filed 2020-08-06
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 22,922,902 common units outstanding as of August 6, 2020.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,748	$5,386
Accounts receivable, net	107,158	281,527
Inventories	196,439	293,224
Fair value of derivative assets	191,330	77,871
Other current assets	58,800	63,705
Total current assets	557,475	721,713
Fair value of derivative assets, long-term	30,400	16,807
Property, plant and equipment, net	340,961	348,039
Intangibles, net	45,296	49,764
Other assets, net	24,254	24,183
Goodwill	115,037	115,037
Total assets	$1,113,423	$1,275,543
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$38,771	$147,577
Accrued liabilities	39,817	43,386
Fair value of derivative liabilities	172,233	74,154
Due to General Partner	4,373	5,653
Current portion of working capital facilities	288,054	437,184
Current portion of other obligations	14,286	13,858
Total current liabilities	557,534	721,812
Commitments and contingencies
Acquisition facility	392,000	374,600
Fair value of derivative liabilities, long-term	20,488	13,439
Other obligations, less current portion	39,233	41,413
Operating lease liabilities, less current portion	9,181	11,850
Due to General Partner	2,601	2,445
Deferred income taxes	15,538	16,202
Total liabilities	1,036,575	1,181,761
Unitholders’ equity:
Common unitholders - public (9,971,666 and 10,641,561 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	163,075	180,302
Common unitholders - affiliated (12,951,236 and 12,106,348 units issued and outstanding as of June 30, 2020 and December 31, 2019, respectively)	(58,679)	(66,832)
Accumulated other comprehensive loss, net of tax	(27,548)	(19,688)
Total unitholders’ equity	76,848	93,782
Total liabilities and unitholders’ equity	$1,113,423	$1,275,543

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$358,214	$662,018	$1,318,093	$1,920,326
Cost of products sold (exclusive of depreciation and amortization)	325,233	608,660	1,175,252	1,767,772
Operating expenses	18,471	21,075	39,283	44,864
Selling, general and administrative	18,923	17,827	38,956	38,739
Depreciation and amortization	8,518	8,408	17,115	16,797
Total operating costs and expenses	371,145	655,970	1,270,606	1,868,172
Operating (loss) income	(12,931)	6,048	47,487	52,154
Other income	64	128	64	128
Interest income	72	140	248	326
Interest expense	(10,788)	(10,038)	(22,074)	(21,997)
(Loss) income before income taxes	(23,583)	(3,722)	25,725	30,611
Income tax provision	(1,542)	(1,056)	(4,113)	(1,469)
Net (loss) income	(25,125)	(4,778)	21,612	29,142
Incentive distributions declared	(2,072)	(2,055)	(4,144)	(4,110)
Limited partners' interest in net (loss) income	$(27,197)	$(6,833)	$17,468	$25,032

Net (loss) income per limited partner unit:
Common - basic	$(1.19)	$(0.30)	$0.76	$1.10
Common - diluted	$(1.19)	$(0.30)	$0.76	$1.10
Units used to compute net income per limited partner unit:
Common - basic	22,922,902	22,733,977	22,871,943	22,733,977
Common - diluted	22,922,902	22,733,977	22,937,273	22,754,556
Distribution declared per unit	$0.6675	$0.6675	$1.3350	$1.3350

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(25,125)	$(4,778)	$21,612	$29,142
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net loss arising in the period	(1,257)	(5,000)	(9,785)	(7,944)
Reclassification adjustment related to loss (gain) realized in income	1,441	(185)	2,056	(387)
Net change in unrealized gain (loss) on interest rate swaps	184	(5,185)	(7,729)	(8,331)
Tax effect	(1)	40	60	65
	183	(5,145)	(7,669)	(8,266)
Foreign currency translation adjustment	123	71	(191)	132
Other comprehensive income (loss)	306	(5,074)	(7,860)	(8,134)
Comprehensive (loss) income	$(24,819)	$(9,852)	$13,752	$21,008

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended June 30, 2019 and 2020
Balance at March 31, 2019	$204,391	$(39,399)	$—	$(14,582)	$150,410
Net loss	(3,194)	(3,639)	2,055	—	(4,778)
Other comprehensive loss	—	—	—	(5,074)	(5,074)
Unit-based compensation	64	75	—	—	139
Distributions paid in cash	(7,094)	(8,081)	(2,055)	—	(17,230)
Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467

Balance at March 31, 2020	$194,513	$(48,474)	$—	$(27,854)	$118,185
Net loss	(12,610)	(14,568)	2,053	—	(25,125)
Other comprehensive income	—	—	—	306	306
Unit-based compensation	397	458	—	—	855
Distributions paid in cash	(7,139)	(8,162)	(2,072)	—	(17,373)
Distribution paid in units	—	(19)	19	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848

Six Months Ended June 30, 2019 and 2020
Balance at December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	11,702	13,330	4,110	—	29,142
Other comprehensive loss	—	—	—	(8,134)	(8,134)
Unit-based compensation	(27)	(30)	—	—	(57)
Distributions paid in cash	(14,188)	(16,162)	(4,110)	—	(34,460)
Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467

Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	8,229	9,258	4,125	—	21,612
Other comprehensive loss	—	—	—	(7,860)	(7,860)
Unit-based compensation	588	673	—	—	1,261
Distributions paid in cash	(14,242)	(16,243)	(2,072)	—	(32,557)
Distribution paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$21,612	$29,142
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	20,040	18,592
Gain (loss) on sale of assets	27	(142)
Changes in fair value of contingent consideration	244	297
Provision for doubtful accounts	539	501
Non-cash unit-based compensation	1,261	(57)
Other	—	48
Deferred income taxes	(603)	350
Changes in assets and liabilities:
Accounts receivable	173,829	108,544
Inventories	96,785	133,003
Other assets	7,576	(14,033)
Fair value of commodity derivative instruments	(29,654)	24,682
Due to General Partner and affiliates	(1,125)	(2,268)
Accounts payable, accrued liabilities and other	(113,250)	(161,189)
Net cash provided by operating activities	177,281	137,470
Cash flows from investing activities
Purchases of property, plant and equipment	(5,386)	(5,424)
Proceeds from sale of assets	241	200
Net cash used in investing activities	(5,145)	(5,224)
Cash flows from financing activities
Net payments under credit agreements	(131,618)	(96,973)
Payments on finance leases, term debt, and other obligations	(2,804)	(2,261)
Debt issue costs	(5,669)	—
Distributions to unitholders	(32,557)	(34,460)
Repurchased units withheld for employee tax obligations	(297)	—
Net cash used in financing activities	(172,945)	(133,694)
Effect of exchange rate changes on cash balances held in foreign currencies	(829)	18
Net change in cash and cash equivalents	(1,638)	(1,430)
Cash and cash equivalents, beginning of period	5,386	7,530
Cash and cash equivalents, end of period	$3,748	$6,100
Supplemental disclosure of cash flow information
Cash paid for interest	$20,424	$20,195
Cash paid for taxes	$1,434	$5,679
Assets acquired under finance lease obligations	$609	$1,179
ROU assets obtained in exchange for new lease liabilities	$—	$630
Cash paid for operating leases	$3,085	$2,510
Distribution paid in units	$2,053	$—

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
As of June 30, 2020, the Sponsor, through its ownership of Sprague Holdings, owned 12,951,236 common units representing 56.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2020 and December 31, 2019, the consolidated results of operations for the three and six months ended June 30, 2020 and 2019, and the consolidated cash flows for the six months ended June 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the pandemic. A growing number of the Partnership’s customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries (OPEC) members and other oil-producing countries such as Russia, as well as related global storage considerations. Although Saudi Arabia and Russia reached an agreement to reduce output in early April, prices remained much lower than last year.

The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the three and six months ended June 30, 2020, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, in March 2020, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of June 30, 2020. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Refined products
Distillates	$219,599	$452,688	$915,427	$1,416,705
Gasoline	43,688	73,815	119,965	133,156
Heavy fuel oil and asphalt	29,602	57,810	99,439	154,575
Total refined products	$292,889	$584,313	$1,134,831	$1,704,436
Natural gas	47,988	58,108	143,766	172,275
Materials handling	12,974	14,313	28,531	30,794
Other operations	4,363	5,284	10,965	12,821
Net sales	$358,214	$662,018	$1,318,093	$1,920,326

Net sales by Country:
United States	$324,058	$600,732	$1,230,867	$1,803,423
Canada	34,156	61,286	$87,226	116,903
Net sales	$358,214	$662,018	$1,318,093	$1,920,326

Contract Balances

Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.5 million and $7.5 million as of June 30, 2020 and December 31, 2019, respectively. A substantial portion of the contract liabilities as of December 31, 2019 remains outstanding as of June 30, 2020 as they are primarily deposits. The Partnership does not have any material contract assets as of June 30, 2020 or December 31, 2019.
3. Leases

From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $10.8 million and $10.6 million for the three months ended June 30, 2020 and 2019, respectively, and $20.3 million and $21.6 million for the six months ended June 30, 2020 and 2019, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2020	December 31, 2019
Fair value of interest rate swaps, net of tax	$(15,819)	$(8,150)
Cumulative foreign currency translation adjustment	(11,729)	(11,538)
Accumulated other comprehensive loss, net of tax	$(27,548)	$(19,688)

5. Inventories

	June 30, 2020	December 31, 2019
Petroleum and related products	$191,871	$285,539
Coal	3,316	4,374
Natural gas	1,252	3,311
Inventories	$196,439	$293,224

6. Credit Agreement

	June 30, 2020	December 31, 2019
Working capital facilities	$288,054	$437,184
Acquisition facility	392,000	374,600
Total credit agreement	680,054	811,784
Less: current portion of working capital facilities	(288,054)	(437,184)
Long-term portion	$392,000	$374,600

On May 19, 2020, Sprague Operating Resources LLC (the “U.S. Borrower”) and Kildair Service ULC (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a second amended and restated credit agreement (the “Credit Agreement”), which replaced the amended and restated credit agreement, dated December 9, 2014 (the “Previous Credit Agreement”). Upon the effective date, the Credit Agreement was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent of the decrease in the borrowing capacity. The Credit Agreement matures on May 19, 2022. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).
As of June 30, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A committed U.S. dollar revolving working capital facility of up to $465.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
An uncommitted U.S. dollar revolving working capital facility of up to $200.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $85.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $430.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and

•
Subject to certain conditions, including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million, subject to a maximum combined increase in commitments for both facilities of $470.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.

Indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.50%) for interest periods of one, two, three or six months plus a specified margin or (ii) an alternate rate plus a specified margin.
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

The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. On or prior to November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 1.25% to 1.75% for loans bearing interest at the Base Rate and from 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from 1.25% to 1.75% for loans bearing interest at the Base Rate and 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate. After November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and from 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 0.50% to 1.00% for loans bearing interest at the Base Rate and 1.50% to 2.00% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate.
The specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility will range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
In addition, the Borrowers will incur a commitment fee on the unused portion of (x) the committed U.S. dollar revolving working capital facility and multicurrency revolving working capital facility ranging from 0.375% to 0.500% per annum and (y) the revolving acquisition facility at a rate ranging from 0.35% to 0.50% per annum. Overdue amounts bear interest at the applicable rates described above plus an additional margin of 2%.
The working capital facilities are subject to borrowing base reporting and as of June 30, 2020 and December 31, 2019, the Credit Agreement had a borrowing base of $379.9 million and the Previous Credit Agreement had a borrowing base of $594.5 million, respectively. As of June 30, 2020 and December 31, 2019, outstanding letters of credit were $14.7 million under the Credit Agreement and $63.6 million under the Previous Credit Agreement, respectively. As of June 30, 2020, excess availability under the working capital facilities was $77.1 million and excess availability under the acquisition facility was $38.0 million.
The weighted average interest rate was 3.4% under the Credit Agreement and 4.5% under the Previous Credit Agreement at June 30, 2020 and December 31, 2019, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at June 30, 2020 and the current portion of the Previous Credit Agreement at December 31, 2019 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2020.

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

7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $21.0 million and $23.7 million for the three months ended June 30, 2020 and 2019, respectively, and $44.5 million and $51.8 million for the six months ended June 30, 2020 and 2019, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At June 30, 2020 and December 31, 2019, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.0 million and $8.1 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2020 and 2019, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $34.2 million and $61.3 million for the three months ended June 30, 2020 and 2019, respectively, and $87.2 million and $116.9 million for the six months ended June 30, 2020 and 2019, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales:
Refined products	$292,889	$584,313	$1,134,831	$1,704,436
Natural gas	47,988	58,108	143,766	172,275
Materials handling	12,974	14,313	28,531	30,794
Other operations	4,363	5,284	10,965	12,821
Net sales	$358,214	$662,018	$1,318,093	$1,920,326
Adjusted gross margin (1):
Refined products	$52,861	$27,646	$88,650	$72,384
Natural gas	(2,245)	4,647	27,542	36,968
Materials handling	12,895	14,334	28,476	30,785
Other operations	1,673	1,649	3,626	3,581
Adjusted gross margin	65,184	48,276	148,294	143,718
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized gain on inventory (3)	(32,326)	(364)	(18,775)	(4,598)
Change in unrealized value on natural gas transportation contracts (4)	123	5,446	13,322	13,434
Operating costs and expenses not allocated to operating segments:
Operating expenses	(18,471)	(21,075)	(39,283)	(44,864)
Selling, general and administrative	(18,923)	(17,827)	(38,956)	(38,739)
Depreciation and amortization	(8,518)	(8,408)	(17,115)	(16,797)
Operating (loss) income	(12,931)	6,048	47,487	52,154
Other income	64	128	64	128
Interest income	72	140	248	326
Interest expense	(10,788)	(10,038)	(22,074)	(21,997)
Income tax provision	(1,542)	(1,056)	(4,113)	(1,469)
Net (loss) income	$(25,125)	$(4,778)	$21,612	$29,142

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

As of June 30, 2020, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2020 and December 31, 2019, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of June 30, 2020 and December 31, 2019, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of June 30, 2020 and December 31, 2019, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of June 30, 2020, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate or probability of outcome.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$91,264	$—	$91,264	$—
Futures, swaps and options	130,466	130,461	5	—
Commodity derivatives	221,730	130,461	91,269	—
Total derivative assets	$221,730	$130,461	$91,269	$—
Derivative liabilities:
Commodity fixed forwards	$15,949	$—	$15,949	$—
Futures, swaps and options	160,823	160,821	2	—
Commodity derivatives	176,772	160,821	15,951	—
Interest rate swaps	15,943	—	15,943	—
Currency swaps	6	—	6	—
Total derivative liabilities	$192,721	$160,821	$31,900	$—

Contingent consideration	$7,833	$—	$—	$7,833

	As of December 31, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Futures, swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Futures, swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

Contingent consideration	$7,590	$—	$—	$7,590

Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. A majority of all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2020 will settle prior to December 31, 2021.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2020 and December 31, 2019.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $92.3 million at June 30, 2020. Information related to these offsetting arrangements is set forth below:

	As of June 30, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$221,730	$(129,457)	$(2,434)	$89,839
Fair value of derivative assets	$221,730	$(129,457)	$(2,434)	$89,839

Commodity derivative liabilities	$(176,772)	$129,457	$33,445	$(13,870)
Interest rate swap derivative liabilities	(15,943)	—	—	(15,943)
Currency swaps	(6)	—	—	(6)
Fair value of derivative liabilities	$(192,721)	$129,457	$33,445	$(29,819)

	As of December 31, 2019
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$94,663	$(36,885)	$—	$57,778
Currency swaps	15	—	—	15
Fair value of derivative assets	$94,678	$(36,885)	$—	$57,793

Commodity derivative liabilities	$(79,379)	$36,885	$31,303	$(11,191)
Interest rate swap derivative liabilities	(8,214)	—	—	(8,214)
Fair value of derivative liabilities	$(87,593)	$36,885	$31,303	$(19,405)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Refined products contracts	$(8,869)	$(5,513)	$57,336	$(21,896)
Natural gas contracts	3,332	10,688	39,345	24,067
Total	$(5,537)	$5,175	$96,681	$2,171

There were no discretionary trading activities for the three and six months ended June 30, 2020 and 2019. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2020		As of December 31, 2019
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	18,667	178,485	8,332	168,818
Short contracts	(23,261)	(94,392)	(11,475)	(91,011)

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
The Partnership's interest rate swap agreements outstanding as of June 30, 2020 were as follows:

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2020, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $7.1 million.

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
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Condensed Consolidated Income Statements. Changes in the contingent consideration liability are measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

Contingent consideration - December 31, 2019	$7,590
Change in estimated fair value	243
Contingent consideration - June 30, 2020	$7,833

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $6.2 million of tax, including interest and penalties, for the period of 2007 to 2018. Similarly, since the filing, the Partnership has been assessed $9.0 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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
The following table presents a summary of the Partnership’s phantom unit awards subject to vesting during the six months ended June 30, 2020:

	2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2019	163,531	$15.04	110,993	$23.30
Granted	—	—	—	—
Forfeited	(4,444)	(15.04)	(797)	(23.30)
Vested (end of performance period)	—	—	—	—
Nonvested at June 30, 2020	159,087	$15.04	110,196	$23.30

Unit-based compensation expense (income) for the six months ended June 30, 2020 was $1.3 million as compared to $(0.1) million for the six months ended June 30, 2019. The increase is due to a change in estimate recorded in June 30, 2019 which resulted in a reversal of stock based compensation expense during 2019.
Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom units totaled $1.7 million as of June 30, 2020 which is expected to be recognized over a weighted average period of 18 months.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2018	10,627,629	12,106,348
Director vested awards	13,932	—
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	53,843	—
Distribution paid in units	—	121,150
Units purchased by Sprague Holdings in private transaction	(723,738)	723,738
Balance as of June 30, 2020	9,971,666	12,951,236

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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average limited partner common units - basic	22,922,902	22,733,977	22,871,943	22,733,977
Dilutive effect of unvested phantom units	—	—	65,330	20,579
Weighted average limited partner common units - dilutive	22,922,902	22,733,977	22,937,273	22,754,556

13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR		Total
December 31, 2019	February 10, 2020	$0.6675	$15,184	$2,053	(1)	$17,236
March 31, 2020	May 11, 2020	$0.6675	$15,301	$2,072		$17,373

(1)
On February 10, 2020, the Sponsor received 121,150 common units, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019.

In addition, on July 24, 2020, the Partnership declared a cash distribution for the three months ended June 30, 2020, of $0.6675 per unit, totaling $17.4 million (including a $2.1 million IDR distribution). Such distributions are to be paid on August 10, 2020, to unitholders of record on August 4, 2020.

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
In our natural gas segment we purchase natural gas from natural gas producers and trading companies and sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States.
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

As of June 30, 2020, our Sponsor, through its ownership of Sprague Holdings, owns 12,951,236 common units representing an aggregate of 56.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
COVID-19

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the COVID-19 pandemic. A growing number of our customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries (OPEC) members and other oil-producing countries such as Russia, as well as related global storage considerations. Although Saudi Arabia and Russia reached an agreement to reduce output in early April, prices remained much lower than last year.

The pandemic and associated impacts on economic activity had an adverse effect on our operating results for the three and six months ended June 30, 2020, specifically, we have seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, in March 2020, we took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Net sales	$358,214	$662,018	$(303,804)	(46)%
Cost of products sold (exclusive of depreciation and amortization)	325,233	608,660	(283,427)	(47)%
Operating expenses	18,471	21,075	(2,604)	(12)%
Selling, general and administrative	18,923	17,827	1,096	6%
Depreciation and amortization	8,518	8,408	110	1%
Total operating costs and expenses	371,145	655,970	(284,825)	(43)%
Operating (loss) income	(12,931)	6,048	(18,979)	(314)%
Other income	64	128	(64)	(50)%
Interest income	72	140	(68)	(49)%
Interest expense	(10,788)	(10,038)	(818)	8%
Loss before income taxes	(23,583)	(3,722)	(19,861)	534%
Income tax provision	(1,542)	(1,056)	(486)	46%
Net loss	$(25,125)	$(4,778)	$(20,347)	426%

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Net sales	$1,318,093	$1,920,326	$(602,233)	(31)%
Cost of products sold (exclusive of depreciation and amortization)	1,175,252	1,767,772	(592,520)	(34)%
Operating expenses	39,283	44,864	(5,581)	(12)%
Selling, general and administrative	38,956	38,739	217	1%
Depreciation and amortization	17,115	16,797	318	2%
Total operating costs and expenses	1,270,606	1,868,172	(597,566)	(32)%
Operating income	47,487	52,154	(4,667)	(9)%
Other income	64	128	(64)	—%
Interest income	248	326	(78)	(24)%
Interest expense	(22,074)	(21,997)	(155)	1%
Income before income taxes	25,725	30,611	(4,886)	(16)%
Income tax provision	(4,113)	(1,469)	(2,644)	180%
Net income	$21,612	$29,142	$(7,530)	(26)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(12,931)	$6,048	$47,487	$52,154
Operating costs and expenses not allocated to operating segments:
Operating expenses	18,471	21,075	39,283	44,864
Selling, general and administrative	18,923	17,827	38,956	38,739
Depreciation and amortization	8,518	8,408	17,115	16,797
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	32,326	364	18,775	4,598
Change in unrealized value on natural gas transportation contracts (2)	(123)	(5,446)	(13,322)	(13,434)
Total adjusted gross margin (3):	$65,184	$48,276	$148,294	$143,718
Adjusted Gross Margin by Segment:
Refined products	$52,861	$27,646	$88,650	$72,384
Natural gas	(2,245)	4,647	27,542	36,968
Materials handling	12,895	14,334	28,476	30,785
Other operations	1,673	1,649	3,626	3,581
Total adjusted gross margin	$65,184	$48,276	$148,294	$143,718
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(25,125)	$(4,778)	$21,612	$29,142
Add/(deduct):
Interest expense, net	10,716	9,898	21,826	21,671
Tax provision	1,542	1,056	4,113	1,469
Depreciation and amortization	8,518	8,408	17,115	16,797
EBITDA (3):	$(4,349)	$14,584	$64,666	$69,079
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	32,326	364	18,775	4,598
Change in unrealized value on natural gas transportation contracts (2)	(123)	(5,446)	(13,322)	(13,434)
Acquisition related expenses (4)	1	2	1	9
Other adjustments (5)	161	174	320	346
Adjusted EBITDA	$28,016	$9,678	$70,440	$60,598
Other Data:
Ten Year Average Heating Degree Days (6)	574	582	3,214	3,239
Heating Degree Days (6)	774	539	2,950	3,159
Variance from average heating degree days	35%	(7)%	(8)%	(2)%
Variance from prior period heating degree days	44%	(19)%	(7)%	(3)%

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

Analysis of Operating Segments

Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	264,332	279,562	(15,230)	(5)%
Natural gas (MMBtus)	11,141	12,929	(1,788)	(14)%
Materials handling (short tons)	391	523	(132)	(25)%
Materials handling (gallons)	148,872	144,687	4,185	3%
Net Sales:
Refined products	$292,889	$584,313	$(291,424)	(50)%
Natural gas	47,988	58,108	(10,120)	(17)%
Materials handling	12,974	14,313	(1,339)	(9)%
Other operations	4,363	5,284	(921)	(17)%
Total net sales	$358,214	$662,018	$(303,804)	(46)%
Adjusted Gross Margin:
Refined products	$52,861	$27,646	$25,215	91%
Natural gas	(2,245)	4,647	(6,892)	(148)%
Materials handling	12,895	14,334	(1,439)	(10)%
Other operations	1,673	1,649	24	1%
Total adjusted gross margin	$65,184	$48,276	$16,908	35%
Adjusted Unit Gross Margin:
Refined products	$0.200	$0.099	$0.101	102%
Natural gas	$(0.202)	$0.359	$(0.561)	(156)%

Refined Products
Refined products net sales decreased $291.4 million, or 50%, compared to the same period last year, due to primarily to lower prices, with a reduction in volumes also a factor. There was a 47% decline in average sales price, with the lower prices reflecting the general supply surplus in the global oil market led by ongoing high output from both Saudi Arabia and Russia as well as reduced demand due to the impact of the COVID-19 pandemic. Although these countries reached an agreement to reduce output in early April, prices remained much lower than last year. Volumes decreased by 5%, primarily from a reduction in distillates, in particular diesel fuel sales to support transportation requirements such as transit agencies and bus companies. Gasoline volumes were higher as new customer activity more than offset lower sales to existing customers, as requirements waned in the lower demand environment. A decline in heavy oil volumes essentially offset the gasoline volume gain.
Refined products adjusted gross margin increased $25.2 million, or 91%, compared to the same period last year. The majority of this gain was a result of an improved market structure to purchase and store oil products, which led to significant mark-to-market gains on inventory and hedge activity (non-GAAP measures). This factor was the key element leading to the higher margins in both the U.S. and Canadian operations. Another positive contributor was enhanced unit margins in discretionary sales, which widened in conjunction with the improved economics of the oil storage alternative. Overall, the unit margins were more than double those obtained last year. Although volumes were lower, the benefit of the improved unit margins was much higher than the impact of the volume decline.

Natural Gas
Natural gas net sales decreased $10.1 million, or 17%, compared to the same period last year due primarily to the 14% reduction in volume. Sales prices were also lower, at 4% less than last year. The decreased volumes were primarily due to the economic slowdown resulting from the COVID-19 pandemic. The lower average sales price reflects the ongoing weakness in natural gas prices.

Natural gas adjusted gross margin decreased $6.9 million, or 148%, compared to the same period last year, primarily due to a reduction in the adjusted unit gross margin. The negative adjusted unit gross margin reflects a number of market dynamics, including the impact of the COVID-19 economic slowdown leading to near-term competitive pressures and, in conjunction with weaker prices, providing limited supply optimization opportunities. Other factors included unrealized valuation adjustments on forward hedge positions, a higher proportion of shorter-term deals for larger customers given the uncertain market environment, and the typically lower margins during the reduced demand spring period. The 14% lower sales volumes also contributed to the reduced gross margin.
Materials Handling
Materials handling net sales and adjusted gross margin were both $12.9 million, or approximately $1.4 million lower than the same period last year. More than half of this decrease occurred at our Canadian operations, primarily due to the expiration of the crude handling contract at the end of May 2019. This reduction was partially offset by increases in refined products tank rental income. Results in the U.S. operations were also lower, principally due to reductions from the exit of newsprint handling, lower road salt activity during the mild winter, and a decline in handling requirements for building construction material in the COVID-19 environment. Higher windmill component handling activity provided a partial offset to these decreases.
Other Operations
Net sales from other operations decreased $0.9 million, or 17%, due primarily to reduced coal volumes compared to the same period last year. Adjusted gross margin was slightly higher than last year, with better coal adjusted unit gross margins more than offsetting a reduction in the 3rd-party trucking requirements at our Canadian operations and lower boiler service requirements.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	744,813	829,054	(84,241)	(10)%
Natural gas (MMBtus)	29,469	32,733	(3,264)	(10)%
Materials handling (short tons)	1,277	1,445	(168)	(12)%
Materials handling (gallons)	227,319	250,910	(23,591)	(9)%
Net Sales:
Refined products	$1,134,831	$1,704,436	$(569,605)	(33)%
Natural gas	143,766	172,275	(28,509)	(17)%
Materials handling	28,531	30,794	(2,263)	(7)%
Other operations	10,965	12,821	(1,856)	(14)%
Total net sales	$1,318,093	$1,920,326	$(602,233)	(31)%
Adjusted Gross Margin:
Refined products	$88,650	$72,384	$16,266	22%
Natural gas	27,542	36,968	(9,426)	(25)%
Materials handling	28,476	30,785	(2,309)	(8)%
Other operations	3,626	3,581	45	1%
Total adjusted gross margin	$148,294	$143,718	$4,576	3%
Adjusted Unit Gross Margin:
Refined products	$0.119	$0.087	$0.032	37%
Natural gas	$0.935	$1.129	$(0.194)	(17)%

Refined Products
Refined products net sales decreased $569.6 million, or 33%, compared to the same period last year, due to a combination of lower prices and volumes. The 10% decline in volume was primarily due to a reduction in distillates, with heavy oil also a contributor. The lower distillate volumes were due primarily to a combination of less supportive winter weather impacting heating oil demand and a reduction in diesel fuel requirements driven by the COVID-19 slowdown. Heavy oil volumes also declined, again with the milder winter weather and the pandemic-driven economic slowdown key factors. For heavy oil, the milder weather contributed to the limited number of natural gas interruptions, with the economic slowdown leading to lower overall industrial demand as well as reduced marine bunker requirements. Gasoline volumes increased, with sales to new customers more than offsetting weaker overall market demand. The 26% lower average sales price reflects the reduced market price environment during the six months ended June 30, 2020 compared to the same period last year.
Refined products adjusted gross margin increased $16.3 million, or 22%, compared to the same period last year due to a 37% higher average adjusted unit gross margin. The gain in adjusted unit gross margin occurred primarily as a result of the improved market structure to purchase, store and hedge oil inventory that ensued in the early part of April in conjunction with the surplus supply and weakened demand environment, with improved unit gross margins on discretionary sales also a factor.
Natural Gas
Natural gas net sales decreased $28.5 million, or 17%, compared to the same period last year, with both reduced volumes and the lower natural gas price environment contributing to the decline. The 10% lower volumes compared to last year are due primarily to a combination of the mild winter weather and the subsequent economic slowdown following the onset of the COVID-19 pandemic.
Natural gas adjusted gross margin decreased by $9.4 million, or 25%, compared to the same period last year, with the 17% lower adjusted unit gross margin the key factor. The decrease in adjusted unit gross margins reflects a reduction compared to the results achieved with the higher cash prices and margin opportunities in the winter period last year. In addition, the weak near-term gross unit margin environment this year following the pandemic-induced slowdown further exacerbated the limited supply optimization opportunities and led to unrealized valuation losses on forward hedge positions. The 10% reduction in volumes also contributed to the gross margin decrease.
Materials Handling
Materials handling net sales and adjusted gross margin both decreased $2.3 million, or approximately 8%, compared to the same period last year. This decline was a result of a reduction in our Canadian operations due to the expiration of the crude handling contract at the end of May 2019. The lack of the crude handling revenue was partially offset by gains from refined products tank rental agreements. At Sprague’s U.S. operations, adjusted gross margin increased modestly, with additional revenue from windmill component handling mostly offset by the exit from newsprint handling and COVID-19 related weakness in the building construction market.
Other Operations
Net sales from other operations decreased by $1.9 million, or 14%, due primarily to reduced coal volumes compared to the same period last year. Adjusted gross margin was modestly higher than last year, with higher coal adjusted gross unit margins more than offsetting a reduction in the 3rd-party trucking requirements at our Canadian operations and lower boiler service requirements.

Operating Costs and Expenses
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

	Three Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses	$18,471	$21,075	$(2,604)	(12)%
Selling, general and administrative	$18,923	$17,827	$1,096	6%
Depreciation and amortization	$8,518	$8,408	$110	1%
Interest expense, net	$10,716	$9,898	$818	8%

Operating Expenses. Operating expenses decreased $2.6 million, or 12%, compared to the same period last year, primarily reflecting a decrease of $1.5 million of employee-related expenses as well as a $0.5 million decrease in stockpile expenses and a $0.4 million decrease in Energy Field Services costs.
Selling, General and Administrative Expenses. SG&A expenses increased $1.1 million, or 6%, compared to the same period last year driven by an increase of $1.4 million in incentive compensation expense and a $0.9 million increase in legal and audit expenses, partially offset by a $0.8 million decrease in travel and promotions related to COVID-19.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net increased $0.8 million, or 8%, compared to the same period last year primarily due to a non-recurring write-off of certain deferred financing fees related to our May 2020 credit facility refinancing partially offset by decreased net borrowing rates.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

	Six Months Ended June 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses	$39,283	$44,864	$(5,581)	(12)%
Selling, general and administrative	$38,956	$38,739	$217	1%
Depreciation and amortization	$17,115	$16,797	$318	2%
Interest expense, net	$21,826	$21,671	$155	1%
Operating Expenses. Operating expenses decreased $5.6 million, or 12%, compared to the same period last year, reflecting $2.8 million of decreased employee-related costs, $0.9 million of decreased utilities and boiler fuel expenses, $0.7 million of decreased Energy Field Services expenses and $0.5 million of decreased repair and maintenance expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $0.2 million or 1%, compared to the same period last year. This increase was driven by $2.1 million in higher incentive compensation and $0.8 million of increased legal and audit expenses, partially offset by $1.7 million in employee-related costs attributed to our cost reduction initiatives and a $0.7 million decrease in travel and promotions related to COVID-19.
Depreciation and Amortization. Depreciation and amortization increased $0.3 million or 2% as increased depreciation expense was partially offset by decreased amortization expense.
Interest Expense, net. Interest expense, net increased $0.2 million, or 1%, compared to the same period last year primarily due to a non-recurring write-off of certain deferred financing fees in the second quarter related to our credit facility refinancing transaction, partially offset by decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2020, we had working capital of $(0.1) million.
As of June 30, 2020, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $77.1 million and the undrawn borrowing capacity under the acquisition facility was $38.0 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2020, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $205.8 million to a high of $452.9 million.

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
Credit Agreement
On May 19, 2020, Sprague Operating Resources LLC (the “U.S. Borrower”) and Kildair Service ULC (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a second amended and restated credit agreement (the “Credit Agreement”), which replaced the amended and restated credit agreement, dated December 9, 2014. Upon the effective date, the Credit Agreement was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent of the decrease in the borrowing capacity. The Credit Agreement matures on May 19, 2022. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).
Sprague Operating Resources LLC and Kildair, wholly owned subsidiaries of the Partnership, are borrowers under an amended and restated revolving credit agreement (our "Credit Agreement") that matures on May 19, 2022. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership and its subsidiaries.
As of June 30, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•	A committed U.S. dollar revolving working capital facility of up to $465.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
An uncommitted U.S. dollar revolving working capital facility of up to $200.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;

•	A multicurrency revolving working capital facility of up to $85.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;

•
A revolving acquisition facility of up to $430.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and

•
Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility by $320.0 million, subject to a maximum combined increase in commitments for both facilities of $470.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.

Indebtedness under the Credit Agreement bears interest, at the Borrowers' option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.50%) for interest periods of one, two, three or six months plus a specified margin or (ii) an alternate rate plus a specified margin.
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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. On or prior to November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 1.25% to 1.75% for loans bearing interest at the Base Rate and from 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from

1.25% to 1.75% for loans bearing interest at the Base Rate and 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate. After November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and from 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 0.50% to 1.00% for loans bearing interest at the Base Rate and 1.50% to 2.00% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate.
The specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility will range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
In addition, the Borrowers will incur a commitment fee on the unused portion of (x) the committed U.S. dollar revolving working capital facility and multicurrency revolving working capital facility ranging from 0.375% to 0.500% per annum and (y) the revolving acquisition facility at a rate ranging from 0.35% to 0.50% per annum. Overdue amounts bear interest at the applicable rates described above plus an additional margin of 2%.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2020.
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

The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2020	$2,287	$3,099	$5,386
2019	$2,624	$2,800	$5,424

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$177,281	$137,470
Net cash used in investing activities	$(5,145)	$(5,224)
Net cash used in financing activities	$(172,945)	$(133,694)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2020 was $177.3 million. Cash inflows for the period were the result of a decrease of $96.8 million in inventories due to a reduction in seasonal inventory requirements, a decrease of $173.8 million in accounts receivable due to a seasonal reduction in sales volume and net income of $21.6 million. These inflows were offset by cash outflows as a result of a reduction of $113.3 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $29.7 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period.
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

Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $5.1 million, and primarily resulted from $2.3 million related to expansion capital expenditures and $3.1 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the six months ended June 30, 2019 was $5.2 million, and primarily resulted from $2.6 million related to expansion capital expenditures and $2.8 million related to maintenance capital expenditure projects across our terminal system.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 was $172.9 million, and primarily resulted from $131.6 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $32.6 million.
Net cash used in financing activities for the six months ended June 30, 2019 was $133.7 million, and primarily resulted from $97.0 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $34.5 million.

Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2020 and 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2020	2019	2020	2019
Refined products contracts	$(8,869)	$(5,513)	$57,336	$(21,896)
Natural gas contracts	3,332	10,688	39,345	24,067
Total	$(5,537)	$5,175	$96,681	$2,171
Substantially all of our commodity derivative contracts outstanding as of June 30, 2020 will settle prior to December 31, 2021.

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
Our interest rate swap agreements outstanding as of June 30, 2020 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
During the two year period ended June 30, 2020 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2020, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.5 million and decreased approximately $3.5 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of June 30, 2020:

	As of June 30, 2020
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$91,264	$—	$91,264	$—
Futures, swaps and options	130,466	130,461	5	—
Commodity derivatives	221,730	130,461	91,269	—
Total derivative assets	$221,730	$130,461	$91,269	$—
Derivative liabilities:
Commodity fixed forwards	$15,949	$—	$15,949	$—
Futures, swaps and options	160,823	160,821	2	—
Commodity derivatives	176,772	160,821	15,951	—
Interest rate swaps	15,943	—	15,943	—
Total derivative liabilities	$192,721	$160,821	$31,900	$—

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
As of June 30, 2020, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total number of common units purchased(2)	Average price paid per common unit	Total number of common units purchased as part of publicly announced plans or programs	Maximum number of common units that may yet be purchased under the plans or programs
April 1, 2020-April 30, 2020	—	$—	—	N/A
May 1, 2020-May 31, 2020	—	$—	—	N/A
June 1, 2020-June 30, 2020	723,738	$13.85	—	N/A

(1)
 On June 5, 2020, Sprague Holdings purchased 723,738 common units of the Partnership at a price of $13.85 per common unit (or $10.0 million in the aggregate) in a privately negotiated transaction. The source of funds for the purchase was cash on hand. The transaction was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) thereof.

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

10.1
Second Amended and Restated Credit Agreement, dated as of May 19, 2020, among Sprague Operating Resources LLC, as U.S. borrower, Kildair Service ULC, as Canadian borrower, the several lenders parties thereto, MUFG Bank Ltd., as administrative agent, the co-syndication agents, the co-collateral agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed May 21, 2020 (File No. 001-36137))

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 6, 2020		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)