Form 10-Q
period 2020-09-30
Sprague Resources LP
filed 2020-11-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The registrant had 22,938,366 common units outstanding as of November 5, 2020.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1
	Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2020 and September 30, 2019	2
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2020 and September 30, 2019	3
	Unaudited Condensed Consolidated Statements of Unitholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43
Signatures		45

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,367	$5,386
Accounts receivable, net	112,708	281,527
Inventories	224,813	293,224
Fair value of derivative assets	160,352	77,871
Other current assets	14,762	63,705
Total current assets	524,002	721,713
Fair value of derivative assets, long-term	23,174	16,807
Property, plant and equipment, net	337,948	348,039
Intangibles, net	43,121	49,764
Other assets, net	22,574	24,183
Goodwill	115,037	115,037
Total assets	$1,065,856	$1,275,543
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$60,580	$147,577
Accrued liabilities	46,176	43,386
Fair value of derivative liabilities	120,288	74,154
Due to General Partner	4,651	5,653
Current portion of working capital facilities	276,400	437,184
Current portion of other obligations	14,613	13,858
Total current liabilities	522,708	721,812
Commitments and contingencies
Acquisition facility	385,200	374,600
Fair value of derivative liabilities, long-term	22,985	13,439
Other obligations, less current portion	38,678	41,413
Operating lease liabilities, less current portion	8,097	11,850
Due to General Partner	2,675	2,445
Deferred income taxes	15,465	16,202
Total liabilities	995,808	1,181,761
Unitholders’ equity:
Common unitholders - public (9,971,666 and 10,641,561 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	159,819	180,302
Common unitholders - affiliated (12,951,236 and 12,106,348 units issued and outstanding as of September 30, 2020 and December 31, 2019, respectively)	(62,503)	(66,832)
Accumulated other comprehensive loss, net of tax	(27,268)	(19,688)
Total unitholders’ equity	70,048	93,782
Total liabilities and unitholders’ equity	$1,065,856	$1,275,543

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$390,458	$582,590	$1,708,551	$2,502,916
Cost of products sold (exclusive of depreciation and amortization)	324,681	534,420	1,499,934	2,302,192
Operating expenses	18,504	20,461	57,787	65,325
Selling, general and administrative	18,045	17,570	57,002	56,309
Depreciation and amortization	8,470	8,466	25,585	25,263
Total operating costs and expenses	369,700	580,917	1,640,308	2,449,089
Operating income	20,758	1,673	68,243	53,827
Other income	—	—	64	128
Interest income	34	121	282	447
Interest expense	(9,552)	(9,918)	(31,626)	(31,915)
Income (loss) before income taxes	11,240	(8,124)	36,963	22,487
Income tax provision	(1,567)	(1,610)	(5,680)	(3,078)
Net income (loss)	9,673	(9,734)	31,283	19,409
Incentive distributions declared	(2,074)	—	(6,218)	(4,110)
Limited partners' interest in net income (loss)	$7,599	$(9,734)	$25,065	$15,299

Net income (loss) per limited partner unit:
Common - basic	$0.33	$(0.43)	$1.10	$0.67
Common - diluted	$0.33	$(0.43)	$1.09	$0.67
Units used to compute net income per limited partner unit:
Common - basic	22,922,902	22,733,977	22,889,053	22,733,977
Common - diluted	23,031,916	22,733,977	22,970,943	22,757,779
Distribution declared per unit	$0.6675	$0.6675	$2.0025	$2.0025

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$9,673	$(9,734)	$31,283	$19,409
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net loss arising in the period	(1,485)	(1,832)	(11,270)	(9,776)
Reclassification adjustment related to loss (gain) realized in income	1,699	(11)	3,755	(398)
Net change in unrealized gain (loss) on interest rate swaps	214	(1,843)	(7,515)	(10,174)
Tax effect	(2)	14	59	79
	212	(1,829)	(7,456)	(10,095)
Foreign currency translation adjustment	68	(40)	(124)	92
Other comprehensive income (loss)	280	(1,869)	(7,580)	(10,003)
Comprehensive income (loss)	$9,953	$(11,603)	$23,703	$9,406

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended September 30, 2019 and 2020
Balance at June 30, 2019	$194,167	$(51,044)	$—	$(19,656)	$123,467
Net loss	(5,511)	(6,278)	2,055	—	(9,734)
Other comprehensive loss	—	—	—	(1,869)	(1,869)
Unit-based compensation	59	67	—	—	126
Distributions paid in cash	(7,094)	(8,081)	(2,055)	—	(17,230)
Balance at September 30, 2019	$181,621	$(65,336)	$—	$(21,525)	$94,760

Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848
Net income	3,135	4,466	2,072	—	9,673
Other comprehensive income	—	—	—	280	280
Unit-based compensation	265	356	—	—	621
Distributions paid in cash	(6,656)	(8,646)	(2,072)	—	(17,374)
Balance at September 30, 2020	$159,819	$(62,503)	$—	$(27,268)	$70,048

Nine Months Ended September 30, 2019 and 2020
Balance at December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	6,192	7,052	6,165	—	19,409
Other comprehensive loss	—	—	—	(10,003)	(10,003)
Unit-based compensation	32	37	—	—	69
Distributions paid in cash	(21,283)	(24,243)	(6,165)	—	(51,691)
Balance at September 30, 2019	$181,621	$(65,336)	$—	$(21,525)	$94,760

Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	11,363	13,723	6,197	—	31,283
Other comprehensive loss	—	—	—	(7,580)	(7,580)
Unit-based compensation	854	1,030	—	—	1,884
Distributions paid in cash	(20,898)	(24,889)	(4,144)	—	(49,931)
Distribution paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in private transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at September 30, 2020	$159,819	$(62,503)	$—	$(27,268)	$70,048
The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$31,283	$19,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	29,594	27,955
Loss on sale of assets	(12)	(153)
Changes in fair value of contingent consideration	368	450
Provision for doubtful accounts	343	471
Non-cash unit-based compensation	1,884	69
Other	—	72
Deferred income taxes	(678)	(367)
Changes in assets and liabilities:
Accounts receivable	168,477	110,692
Inventories	68,411	103,489
Other assets	52,687	(17,364)
Fair value of commodity derivative instruments	(40,683)	36,253
Due to General Partner and affiliates	(772)	(2,705)
Accounts payable, accrued liabilities and other	(86,958)	(147,577)
Net cash provided by operating activities	223,944	130,694
Cash flows from investing activities
Purchases of property, plant and equipment	(7,789)	(10,398)
Proceeds from sale of assets	421	236
Net cash used in investing activities	(7,368)	(10,162)
Cash flows from financing activities
Net payments under credit agreements	(150,081)	(65,967)
Payments on finance leases, term debt, and other obligations	(4,047)	(3,470)
Debt issue costs	(6,146)	—
Distributions to unitholders	(49,931)	(51,691)
Repurchased units withheld for employee tax obligations	(297)	—
Net cash used in financing activities	(210,502)	(121,128)
Effect of exchange rate changes on cash balances held in foreign currencies	(93)	12
Net change in cash and cash equivalents	5,981	(584)
Cash and cash equivalents, beginning of period	5,386	7,530
Cash and cash equivalents, end of period	$11,367	$6,946
Supplemental disclosure of cash flow information
Cash paid for interest	$29,031	$29,274
Cash paid for taxes	$4,343	$6,933
Assets acquired under finance lease obligations	$1,564	$1,722
ROU assets obtained in exchange for new lease liabilities	$—	$4,057
Cash paid for operating leases	$4,297	$3,705
Distribution paid in units	$2,053	$—

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
•The refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline - primarily from refining companies, trading organizations and producers - and sells them to wholesale and commercial customers.
•The natural gas segment purchases natural gas from natural gas producers and trading companies and sells and distributes natural gas to commercial and industrial customers.
•The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp, and heavy equipment.
•The other operations segment primarily includes the marketing and distribution of coal and certain commercial trucking activities.
See Note 2 - Revenue for a description of the Partnership's revenue activities within these business segments.
As of September 30, 2020, the Sponsor, through its ownership of Sprague Holdings, owned 12,951,236 common units representing 56.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2020 and December 31, 2019, the consolidated results of operations for the three and nine months ended September 30, 2020 and 2019, consolidated statement of changes in unitholders' equity for the three and nine months ended September 30, 2020 and 2019, and the consolidated cash flows for the nine months ended September 30, 2020 and 2019. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the pandemic. A growing number of the Partnership’s customers in these industries have experienced substantial reductions in their operations due to travel restrictions as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel.
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the three and nine months ended September 30, 2020, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of September 30, 2020. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Refined products
Distillates	$234,383	$378,535	$1,149,810	$1,795,264
Gasoline	66,503	81,777	186,468	214,933
Heavy fuel oil and asphalt	30,650	54,709	130,089	209,260
Total refined products	$331,536	$515,021	$1,466,367	$2,219,457
Natural gas	40,592	48,987	184,358	221,262
Materials handling	13,880	13,119	42,411	43,913
Other operations	4,450	5,463	15,415	18,284
Net sales	$390,458	$582,590	$1,708,551	$2,502,916

Net sales by country:
United States	$347,473	$519,340	$1,578,340	$2,322,763
Canada	42,985	63,250	$130,211	180,153
Net sales	$390,458	$582,590	$1,708,551	$2,502,916

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $8.1 million and $7.5 million as of September 30, 2020 and December 31, 2019, respectively. A substantial portion of the contract liabilities as of December 31, 2019 remains outstanding as of September 30, 2020 as they are primarily deposits. The Partnership does not have any material contract assets as of September 30, 2020 or December 31, 2019.
3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $11.9 million and $9.7 million for the three months ended September 30, 2020 and 2019, respectively, and $32.1 million and $31.2 million for the nine months ended September 30, 2020 and 2019, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2020	December 31, 2019
Fair value of interest rate swaps, net of tax	$(15,606)	$(8,150)
Cumulative foreign currency translation adjustment	(11,662)	(11,538)
Accumulated other comprehensive loss, net of tax	$(27,268)	$(19,688)

5. Inventories

	September 30, 2020	December 31, 2019
Petroleum and related products	$219,845	$285,539
Coal	2,269	4,374
Natural gas	2,699	3,311
Inventories	$224,813	$293,224
6. Credit Agreement

	September 30, 2020	December 31, 2019
Working capital facilities	$276,400	$437,184
Acquisition facility	385,200	374,600
Total credit agreement	661,600	811,784
Less: current portion of working capital facilities	(276,400)	(437,184)
Long-term portion	$385,200	$374,600
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
As of September 30, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•A committed U.S. dollar revolving working capital facility of up to $465.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•An uncommitted U.S. dollar revolving working capital facility of up to $200.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;
•A multicurrency revolving working capital facility of up to $85.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•A revolving acquisition facility of up to $430.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions, including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million, subject to a maximum combined increase in commitments for both facilities of $470.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.
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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2020 and December 31, 2019, the Credit Agreement had a borrowing base of $402.3 million and the Previous Credit Agreement had a borrowing base of $594.5 million, respectively. As of September 30, 2020 and December 31, 2019, outstanding letters of credit were $28.6 million under the Credit Agreement and $63.6 million under the Previous Credit Agreement, respectively. As of September 30, 2020, excess availability under the working capital facilities was $97.3 million and excess availability under the acquisition facility was $44.8 million.
The weighted average interest rate was 3.3% under the Credit Agreement and 4.5% under the Previous Credit Agreement at September 30, 2020 and December 31, 2019, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at September 30, 2020 and the current portion of the Previous Credit Agreement at December 31, 2019 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2020.
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

7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $21.2 million and $23.8 million for the three months ended September 30, 2020 and 2019, respectively, and $65.7 million and $75.6 million for the nine months ended September 30, 2020 and 2019, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At September 30, 2020 and December 31, 2019, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.3 million and $8.1 million, respectively.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2020 and 2019, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $43.0 million and $63.3 million for the three months ended September 30, 2020 and 2019, respectively, and $130.2 million and $180.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales:
Refined products	$331,536	$515,021	$1,466,367	$2,219,457
Natural gas	40,592	48,987	184,358	221,262
Materials handling	13,880	13,119	42,411	43,913
Other operations	4,450	5,463	15,415	18,284
Net sales	$390,458	$582,590	$1,708,551	$2,502,916
Adjusted gross margin (1):
Refined products	$40,449	$33,400	$129,099	$105,783
Natural gas	588	3,681	28,130	40,649
Materials handling	13,811	13,101	42,287	43,886
Other operations	1,747	1,565	5,374	5,146
Adjusted gross margin	56,595	51,747	204,890	195,464
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized gain (loss) on inventory (3)	17,680	3,428	(1,097)	(1,169)
Change in unrealized value on natural gas transportation contracts (4)	(8,498)	(7,005)	4,824	6,429
Operating costs and expenses not allocated to operating segments:
Operating expenses	(18,504)	(20,461)	(57,787)	(65,325)
Selling, general and administrative	(18,045)	(17,570)	(57,002)	(56,309)
Depreciation and amortization	(8,470)	(8,466)	(25,585)	(25,263)
Operating income	20,758	1,673	68,243	53,827
Other income	—	—	64	128
Interest income	34	121	282	447
Interest expense	(9,552)	(9,918)	(31,626)	(31,915)
Income tax provision	(1,567)	(1,610)	(5,680)	(3,078)
Net income (loss)	$9,673	$(9,734)	$31,283	$19,409

(1)The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income.
(2)Reconciliation of adjusted gross margin to operating income, the most directly comparable GAAP measure.
(3)Inventory is valued at the lower of cost or net realizable value. The adjustment related to change in unrealized gain on inventory which is not included in net income, represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.
(4)Represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (gains) losses in net income (loss).
Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other operations. There are no significant fixed assets attributable to the natural gas reportable segment.

As of September 30, 2020, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of September 30, 2020 and December 31, 2019, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of September 30, 2020 and December 31, 2019, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of September 30, 2020 and December 31, 2019, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of September 30, 2020, the carrying value of the deferred consideration approximated fair value because there has been no significant subsequent change in the estimated fair value discount rate or probability of outcome.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$66,038	$—	$66,038	$—
Futures, swaps and options	117,488	117,476	12	—
Commodity derivatives	183,526	117,476	66,050	—
Total derivative assets	$183,526	$117,476	$66,050	$—
Derivative liabilities:
Commodity exchange contracts	$5	$5	$—	$—
Commodity fixed forwards	18,888	—	18,888	—
Futures, swaps and options	108,638	108,621	17	—
Commodity derivatives	127,531	108,626	18,905	—
Interest rate swaps	15,729	—	15,729	—
Currency swaps	13	—	13	—
Total derivative liabilities	$143,273	$108,626	$34,647	$—

	As of December 31, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Futures, swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Futures, swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

Contingent consideration	$7,590	$—	$—	$7,590
Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. A majority of all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2020 will settle prior to March 31, 2022.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of September 30, 2020 and December 31, 2019.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $72.3 million at September 30, 2020. Information related to these offsetting arrangements is set forth below:

	As of September 30, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$183,526	$(111,222)	$(1,707)	$70,597
Fair value of derivative assets	$183,526	$(111,222)	$(1,707)	$70,597

Commodity derivative liabilities	$(127,531)	$111,222	$—	$(16,309)
Interest rate swap derivative liabilities	(15,729)	—	—	(15,729)
Currency swaps	(13)	—	—	(13)
Fair value of derivative liabilities	$(143,273)	$111,222	$—	$(32,051)

	As of December 31, 2019
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$94,663	$(36,885)	$—	$57,778
Currency swaps	15	—	—	15
Fair value of derivative assets	$94,678	$(36,885)	$—	$57,793

Commodity derivative liabilities	$(79,379)	$36,885	$31,303	$(11,191)
Interest rate swap derivative liabilities	(8,214)	—	—	(8,214)
Fair value of derivative liabilities	$(87,593)	$36,885	$31,303	$(19,405)

    The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Refined products contracts	$21,841	$6,221	$79,177	$(15,675)
Natural gas contracts	(5,853)	(2,421)	33,492	21,646
Total	$15,988	$3,800	$112,669	$5,971
There were no discretionary trading activities for the three and nine months ended September 30, 2020 and 2019. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of September 30, 2020		As of December 31, 2019
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	17,076	183,713	8,332	168,818
Short contracts	(21,495)	(93,232)	(11,475)	(91,011)
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
The Partnership's interest rate swap agreements outstanding as of September 30, 2020 were as follows:

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$225,000
January 2024	January 2025	$50,000

The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2020, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.6 million.
Contingent Consideration
As part of the Coen Energy acquisition in 2017, the Partnership is obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition are met. Prior to September 30, 2020, the estimated fair value of the contingent consideration arrangement was classified within Level 3 and was determined using an income approach based on probability-weighted discounted cash flows. Under this method, a set of discrete potential future earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability was assigned to each discrete potential future earnings estimate. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 7.0%. Changes in either the revenue growth rates, related earnings or the discount rate would result in a material change to the amount of contingent consideration accrued and such changes would be recorded in the Partnership's Condensed Consolidated Income Statements. As of September 30, 2020, the contingent consideration payment calculation has been finalized as the earnings objective period has ended and a payment of $8.0 million was made in October 2020. As a result, the contingent consideration payment is no longer included in the fair value measurement table within Level 3.
The Partnership records changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Condensed Consolidated Income Statements. Changes in the contingent consideration liability as of September 30, 2020 were measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

Contingent consideration - December 31, 2019	$7,590
Change in estimated fair value	368
Contingent consideration - September 30, 2020	$7,958
10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $7.0 million of tax, including interest and penalties, for the period of 2007 to 2019. Similarly, since the filing, the Partnership has been assessed $9.1 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.
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
The following table presents a summary of the Partnership’s phantom unit awards subject to vesting during the nine months ended September 30, 2020:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2019	—	$—	163,531	$15.04	110,993	$23.30
Granted	179,250	17.40	—	—	—	—
Forfeited	—	—	(6,444)	(15.04)	(2,543)	(23.30)
Nonvested at September 30, 2020	179,250	$17.40	157,087	$15.04	108,450	$23.30
Unit-based compensation expense for the nine months ended September 30, 2020 was $1.9 million as compared to $0.1 million for the nine months ended September 30, 2019. The increase over prior year is due improved performance with relation to compensation targets and a change in estimate recorded in September 30, 2019 which resulted in a reversal of stock based compensation expense during 2019.
Unit-based compensation is included in selling, general and administrative expenses. Unrecognized compensation cost related to performance-based phantom units totaled $1.8 million as of September 30, 2020 which is expected to be recognized over a weighted average period of 18 months.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2018	10,627,629	12,106,348
Director vested awards	13,932	—
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	53,843	—
Distribution paid in units	—	121,150
Units purchased by Sprague Holdings in private transaction	(723,738)	723,738
Balance as of September 30, 2020	9,971,666	12,951,236
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average limited partner common units - basic	22,922,902	22,733,977	22,889,053	22,733,977
Dilutive effect of unvested phantom units	109,014	—	81,890	23,802
Weighted average limited partner common units - dilutive	23,031,916	22,733,977	22,970,943	22,757,779
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR		Total
December 31, 2019	February 10, 2020	$0.6675	$15,184	$2,053	(1)	$17,236
March 31, 2020	May 11, 2020	$0.6675	$15,301	$2,072		$17,373
June 30, 2020	August 10, 2020	$0.6675	$15,301	$2,072		$17,373
(1)On February 10, 2020, the Sponsor received 121,150 common units, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019.

In addition, on October 26, 2020, the Partnership declared a cash distribution for the three months ended September 30, 2020, of $0.6675 per unit, totaling $17.4 million (including a $2.1 million IDR distribution). Such distributions are to be paid on November 12, 2020, to unitholders of record on November 6, 2020.

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

When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020 (the “2019 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as filed with the SEC on May 7, 2020, in Part II, Item 1A “Risk Factors” and in in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as filed with the SEC on August 6, 2020, in Part II, Item 1A “Risk Factors”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.7 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 800 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, as a result of our acquisition of Coen Energy in 2017, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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

As of September 30, 2020, our Sponsor, through its ownership of Sprague Holdings, owns 12,951,236 common units representing an aggregate of 56.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.474375 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
COVID-19

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, have been significantly disrupted by the COVID-19 pandemic. A growing number of our customers in these industries have experienced substantial reductions in their operations due to travel restrictions as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel.

The pandemic and associated impacts on economic activity had an adverse effect on our operating results for the three and nine months ended September 30, 2020, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, we took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

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
EBITDA and adjusted EBITDA are used as supplemental financial measures by external users of our financial statements, such as investors, trade suppliers, research analysts and commercial banks to assess:

•The financial performance of our assets, operations and return on capital without regard to financing methods, capital structure or historical cost basis;

•The ability of our assets to generate sufficient revenue, that when rendered to cash, will be available to pay interest on our indebtedness and make distributions to our equity holders;

•Repeatable operating performance that is not distorted by non-recurring items or market volatility; and

•The viability of acquisitions and capital expenditure projects.

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
We recognize that the usefulness of EBITDA and adjusted EBITDA as evaluative tools may have certain limitations, including:

•EBITDA and adjusted EBITDA do not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and impacts our ability to generate profits and cash flows. Therefore, any measure that excludes interest expense may have material limitations;
•EBITDA and adjusted EBITDA do not include depreciation and amortization expense. Because capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits, any measure that excludes depreciation and amortization expense may have material limitations;
•EBITDA and adjusted EBITDA do not include provision for income taxes. Because the payment of income taxes is a necessary element of our costs, any measure that excludes income tax expense may have material limitations;
•EBITDA and adjusted EBITDA do not reflect capital expenditures or future requirements for capital expenditures or contractual commitments;
•EBITDA and adjusted EBITDA do not reflect changes in, or cash requirements for, working capital needs; and
•EBITDA and adjusted EBITDA do not allow us to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss.
Adjusted Gross Margin
Management purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and our commodity market value reporting to lenders.
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
Adjusted gross margin is used as a supplemental financial measure by management to describe our operations and economic performance to investors, trade suppliers, research analysts and commercial banks to assess:

•The economic results of our operations;

•The market value of our inventory and natural gas transportation contracts for financial reporting to our lenders, as well as for borrowing base purposes; and

•Repeatable operating performance that is not distorted by non-recurring items or market volatility.
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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Net sales	$390,458	$582,590	$(192,132)	(33)%
Cost of products sold (exclusive of depreciation and amortization)	324,681	534,420	(209,739)	(39)%
Operating expenses	18,504	20,461	(1,957)	(10)%
Selling, general and administrative	18,045	17,570	475	3%
Depreciation and amortization	8,470	8,466	4	—%
Total operating costs and expenses	369,700	580,917	(211,217)	(36)%
Operating income	20,758	1,673	19,085	1,141%
Interest income	34	121	(87)	(72)%
Interest expense	(9,552)	(9,918)	279	(3)%
Income (loss) before income taxes	11,240	(8,124)	19,364	238%
Income tax provision	(1,567)	(1,610)	43	(3)%
Net income (loss)	$9,673	$(9,734)	$19,407	199%

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Net sales	$1,708,551	$2,502,916	$(794,365)	(32)%
Cost of products sold (exclusive of depreciation and amortization)	1,499,934	2,302,192	(802,258)	(35)%
Operating expenses	57,787	65,325	(7,538)	(12)%
Selling, general and administrative	57,002	56,309	693	1%
Depreciation and amortization	25,585	25,263	322	1%
Total operating costs and expenses	1,640,308	2,449,089	(808,781)	(33)%
Operating income	68,243	53,827	14,416	27%
Other income	64	128	(64)	(50)%
Interest income	282	447	(165)	(37)%
Interest expense	(31,626)	(31,915)	289	(1)%
Income before income taxes	36,963	22,487	14,476	64%
Income tax provision	(5,680)	(3,078)	(2,602)	85%
Net income	$31,283	$19,409	$11,874	61%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$20,758	$1,673	$68,243	$53,827
Operating costs and expenses not allocated to operating segments:
Operating expenses	18,504	20,461	57,787	65,325
Selling, general and administrative	18,045	17,570	57,002	56,309
Depreciation and amortization	8,470	8,466	25,585	25,263
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(17,680)	(3,428)	1,097	1,169
Change in unrealized value on natural gas transportation contracts (2)	8,498	7,005	(4,824)	(6,429)
Total adjusted gross margin (3):	$56,595	$51,747	$204,890	$195,464
Adjusted Gross Margin by Segment:
Refined products	$40,449	$33,400	$129,099	$105,783
Natural gas	588	3,681	28,130	40,649
Materials handling	13,811	13,101	42,287	43,886
Other operations	1,747	1,565	5,374	5,146
Total adjusted gross margin	$56,595	$51,747	$204,890	$195,464
Reconciliation of Net Income to Adjusted EBITDA
Net income (loss)	$9,673	$(9,734)	$31,283	$19,409
Add/(deduct):
Interest expense, net	9,518	9,797	31,344	31,468
Tax provision	1,567	1,610	5,680	3,078
Depreciation and amortization	8,470	8,466	25,585	25,263
EBITDA (3):	$29,228	$10,139	$93,892	$79,218
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(17,680)	(3,428)	1,097	1,169
Change in unrealized value on natural gas transportation contracts (2)	8,498	7,005	(4,824)	(6,429)
Acquisition related expenses (4)	—	11	1	21
Other adjustments (5)	162	176	484	521
Adjusted EBITDA	$20,208	$13,903	$90,650	$74,500
Other Data:
Ten Year Average Heating Degree Days (6)	34	40	3,248	3,279
Heating Degree Days (6)	54	18	3,004	3,177
Variance from average heating degree days	59%	(55)%	(8)%	(3)%
Variance from prior period heating degree days	200%	(31)%	(5)%	(3)%

(1)Inventory is valued at the lower of cost or net realizable value. The adjustment related to change in unrealized gain on inventory which is not included in net income, represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives we use to economically hedge our inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.
(2)Represents our estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging losses (gains) in net income.
(3)For a discussion of the non-GAAP financial measures EBITDA, adjusted EBITDA and adjusted gross margin, see “How Management Evaluates Our Results of Operations.”
(4)We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses.
(5)Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.
(6)For purposes of evaluating our results of operations, we use heating degree day amounts as reported by the NOAA Regional Climate Center. In order to incorporate recent average information and to reflect the geographic locations of our customer base, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same geographic locations over the previous ten-year period.

Analysis of Operating Segments

Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	245,460	261,379	(15,919)	(6)%
Natural gas (MMBtus)	10,381	12,202	(1,821)	(15)%
Materials handling (short tons)	449	584	(135)	(23)%
Materials handling (gallons)	108,020	117,897	(9,877)	(8)%
Net Sales:
Refined products	$331,536	$515,021	$(183,485)	(36)%
Natural gas	40,592	48,987	(8,395)	(17)%
Materials handling	13,880	13,119	761	6%
Other operations	4,450	5,463	(1,013)	(19)%
Total net sales	$390,458	$582,590	$(192,132)	(33)%
Adjusted Gross Margin:
Refined products	$40,449	$33,400	$7,049	21%
Natural gas	588	3,681	(3,093)	(84)%
Materials handling	13,811	13,101	710	5%
Other operations	1,747	1,565	182	12%
Total adjusted gross margin	$56,595	$51,747	$4,848	9%
Adjusted Unit Gross Margin:
Refined products	$0.165	$0.128	$0.037	29%
Natural gas	$0.057	$0.302	$(0.245)	(81)%

Refined Products
Refined products net sales decreased $183.5 million, or 36%, compared to the same period last year, due primarily to a 31% decline in average sales price, with a reduction in volumes also a factor. Oil prices remained markedly weaker than last year, reflecting the demand pressure due to the impact of the COVID-19 pandemic, as well as the general surplus supply / inventory environment. The 6%, decline in volume was due to declines in volume for both distillates and heavy oil, with the lower distillate demand largely a result of reduced diesel requirements to support on-road transportation and marine bunkering in the pandemic environment. The decrease in heavy oil volume due to both reduced requirements for marine bunkering and industrial applications. Gasoline volumes were higher, partially offsetting the lower demand for the other product groups.

Refined products adjusted gross margin increased $7.0 million, or 21%, compared to the same period last year. This gain was primarily a result of a substantially improved market structure to purchase and store oil supply products. Other adjusted gross margin results in the U.S. changed only modestly, as reductions on discretionary sales largely offset the gains in contractual volumes. Results were lower in the Canadian operations due to a combination of a decrease in marine bunkering requirements and less supply optimization / hedging gains. Overall, the unit margins were 29% higher than last year, reflecting the substantial increase in adjusted gross margin.
Natural Gas
Natural gas net sales decreased $8.4 million, or 17%, compared to the same period last year due mostly to a 15% reduction in volume. The reduced volume was primarily a result of the economic slowdown associated with the COVID-19 pandemic. The 3% lower average sales price reflects the ongoing weakness in natural gas prices.

Natural gas adjusted gross margin decreased $3.1 million, or 84%, compared to the same period last year, with an 81% reduction in average adjusted unit gross margin the key factor. The decline in adjusted unit gross margins reflects various market dynamics, in particular the continuing impact of the COVID-19 economic slowdown leading to near-term competitive pressures and limited supply optimization opportunities. Other factors that affected the adjusted gross margin decline included the 15% reduction in volume, unrealized valuation adjustments on forward hedge positions, and a higher proportion of shorter-term deals for larger customers in the uncertain market environment.

Materials Handling
Materials handling net sales and adjusted gross margin were $13.9 million and $13.8 million, respectively, or approximately 6% and 5% higher, respectively, than the same period last year. The increase was driven by gains at Kildair, due to higher tank rental income for refined products. Contributing to this improvement at Kildair was additional 2020 storage deals agreed to in May and June when the refined products market was in strong contango, in conjunction with the COVID-19 driven demand decline and the tight storage capacity environment. At Sprague’s U.S. operations, adjusted gross margin increased modestly, with additional revenue from windmill component handling largely offset by decreased clay handling revenue for coated paper due to COVID-19 related weakness.
Other Operations
Net sales from other operations decreased $1.0 million, or 19%, due to a combination of lower coal volumes and prices compared to the same period last year. Adjusted gross margin was $0.2 million higher than last year, due to improved coal adjusted unit gross margins and to a lesser extent higher boiler service requirements and additional 3rd-party trucking margin at our Canadian operations.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	990,273	1,090,433	(100,160)	(9)%
Natural gas (MMBtus)	39,850	44,935	(5,085)	(11)%
Materials handling (short tons)	1,726	2,029	(303)	(15)%
Materials handling (gallons)	335,339	368,807	(33,468)	(9)%
Net Sales:
Refined products	$1,466,367	$2,219,457	$(753,090)	(34)%
Natural gas	184,358	221,262	(36,904)	(17)%
Materials handling	42,411	43,913	(1,502)	(3)%
Other operations	15,415	18,284	(2,869)	(16)%
Total net sales	$1,708,551	$2,502,916	$(794,365)	(32)%
Adjusted Gross Margin:
Refined products	$129,099	$105,783	$23,316	22%
Natural gas	28,130	40,649	(12,519)	(31)%
Materials handling	42,287	43,886	(1,599)	(4)%
Other operations	5,374	5,146	228	4%
Total adjusted gross margin	$204,890	$195,464	$9,426	5%
Adjusted Unit Gross Margin:
Refined products	$0.130	$0.097	$0.033	34%
Natural gas	$0.706	$0.905	$(0.199)	(22)%

Refined Products
Refined products net sales decreased $753.1 million, or 34%, compared to the same period last year, due principally to lower prices, with a 9% reduction in volumes also a contributor. The 27% reduction in average sales price reflects the substantially lower market price environment during the nine months ended September 30, 2020 compared to the same period last year, with the key factors being surplus supply driven by the key global producers and lower demand driven by the pandemic. The decline in volume was primarily due to a reduction in distillates, with a decrease in heavy oil also a contributor. The lower distillate volumes were due primarily to a combination of less supportive winter weather affecting heating oil demand and a reduction in diesel fuel requirements driven by the COVID-19 slowdown. The reduction in heavy oil volumes was a combination of lower demand with the milder winter weather limiting the number of natural gas interruptions and the pandemic-driven economic slowdown affecting industrial and marine bunker requirements. Gasoline volumes increased, with sales to new customers more than offsetting weaker overall market demand.

Refined products adjusted gross margin increased $23.3 million, or 22%, compared to the same period last year due to a 34% higher average adjusted unit gross margin. The gain in adjusted unit gross margin occurred primarily because of the improved market structure to purchase, store and hedge oil inventory that ensued in the spring in conjunction with the surplus supply and weakened demand environment. This market environment led to significant mark-to-market gains on inventory and hedge activity (non-GAAP measures). Another significant factor in the improved results was improved adjusted unit gross margins on sales in our Canadian operations.
Natural Gas
Natural gas net sales decreased $36.9 million, or 17%, compared to the same period last year, with both reduced volumes and the lower natural gas price environment contributing to the decline. The 11% lower volumes are due primarily to a combination of the mild winter weather and the subsequent economic slowdown following the onset of the COVID-19 pandemic.

Natural gas adjusted gross margin decreased by $12.5 million, or 31%, compared to the same period last year, with the 22% lower average adjusted unit gross margin the key factor. The decrease in adjusted unit gross margins reflects a reduction compared to the results achieved with the higher cash prices and margin opportunities in the winter period last year. In addition, the weaker near-term unit gross margin environment this year following the pandemic-induced slowdown increased competitive intensity, exacerbated the limited supply optimization opportunities and led to unrealized valuation losses on forward hedge positions. The 11% reduction in volumes also contributed to the adjusted gross margin decrease.
Materials Handling
Materials handling net sales and adjusted gross margin decreased $1.5 million and $1.6 million, or 3% and 4%, respectively, compared to the same period last year. This decline was a result of the reduction in our Canadian operations due to the expiration of the crude handling contract at the end of May 2019. The lack of crude handling revenue was partially offset by gains from various refined products tank rental agreements. At Sprague’s U.S. operations, adjusted gross margin increased by $0.3 million, with higher revenue from windmill component handling the primary factor. This increase along with some other lesser gains, was substantially offset by the exit from newsprint handling, fewer clay handling requirements for paper production, and a reduction in heating revenue in the lower commodity price environment.
Other Operations
Net sales from other operations decreased by $2.9 million, or 16%, due primarily to reduced coal volumes compared to the same period last year. Adjusted gross margin was $0.2 million, or 4% higher than last year, with higher coal adjusted gross unit margins more than offsetting a reduction in the 3rd-party trucking requirements at our Canadian operations.

Operating Costs and Expenses
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

	Three Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses	$18,504	$20,461	$(1,957)	(10)%
Selling, general and administrative	$18,045	$17,570	$475	3%
Depreciation and amortization	$8,470	$8,466	$4	0%
Interest expense, net	$9,518	$9,797	$(279)	(3)%
Operating Expenses. Operating expenses decreased $2.0 million, or 10%, compared to the same period last year, primarily reflecting a decrease of $1.5 million of employee-related expenses as well as a $0.6 million decrease in repairs and maintenance expense.
Selling, General and Administrative Expenses. SG&A expenses increased $0.5 million, or 3%, compared to the same period last year driven by an increase of $1.1 million in incentive compensation expense and a $0.3 million increase in employee-related costs partially offset by a $0.9 million decrease in travel, marketing and other corporate overhead items related to the impact of COVID-19.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $0.3 million, or 3%, compared to the same period last year primarily due to decreased net borrowing rates.

Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

	Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Operating expenses	$57,787	$65,325	$(7,538)	(12)%
Selling, general and administrative	$57,002	$56,309	$693	1%
Depreciation and amortization	$25,585	$25,263	$322	1%
Interest expense, net	$31,344	$31,468	$(124)	0%
Operating Expenses. Operating expenses decreased $7.5 million, or 12%, compared to the same period last year, reflecting $4.3 million of decreased employee-related costs, $1.5 million of decreased repair and maintenance expenses, $1.2 million of decreased utilities and boiler fuel expenses and $1.0 million of decreased Energy Field Services expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $0.7 million or 1%, compared to the same period last year. This increase was driven by $3.2 million in higher incentive compensation and $0.8 million of increased legal and audit expenses partially offset by $1.5 million reduction in employee-related costs attributed to our cost reduction initiatives and a $1.2 million decrease in travel, marketing and other corporate overhead items related to the impact of COVID-19.
Depreciation and Amortization. Depreciation and amortization increased $0.3 million or 1% as increased depreciation expense was partially offset by decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $0.1 million, or 0%, compared to the same period last year as a non-recurring write-off of certain deferred financing fees in the second quarter related to our credit facility refinancing transaction was slightly more than offset by decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2020, we had working capital of $1.3 million.
As of September 30, 2020, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $97.3 million and the undrawn borrowing capacity under the acquisition facility was $44.8 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the nine months ended September 30, 2020, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $205.8 million to a high of $452.9 million.
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

As of September 30, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•A committed U.S. dollar revolving working capital facility of up to $465.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•An uncommitted U.S. dollar revolving working capital facility of up to $200.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;
•A multicurrency revolving working capital facility of up to $85.0 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•A revolving acquisition facility of up to $430.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million, subject to a maximum combined increase in commitments for both facilities of $470.0 million in the aggregate. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.
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

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2020.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Nine Months Ended September 30,
2020	$3,105	$4,684	$7,789
2019	$4,425	$5,973	$10,398

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$223,944	$130,694
Net cash used in investing activities	$(7,368)	$(10,162)
Net cash used in financing activities	$(210,502)	$(121,128)

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2020 was $223.9 million. Cash inflows for the period were the result of a decrease of $68.4 million in inventories largely due to reductions in the cost of inventory purchases, a decrease of $168.5 million in accounts receivable driven by combination of lower sales prices and volumes, net income of $31.3 million, and a decrease of $52.7 million in other assets driven by changes in collateral. These inflows were offset by cash outflows as a result of a reduction of $87.0 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $40.7 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period.
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

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $7.4 million, and primarily resulted from $3.1 million related to expansion capital expenditures and $4.7 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the nine months ended September 30, 2019 was $10.2 million, and primarily resulted from $4.4 million related to expansion capital expenditures and $6.0 million related to maintenance capital expenditure projects across our terminal system.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2020 was $210.5 million, and primarily resulted from $150.1 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $49.9 million.
Net cash used in financing activities for the nine months ended September 30, 2019 was $121.1 million, and primarily resulted from $66.0 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $51.7 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2020 and 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2020	2019	2020	2019
Refined products contracts	$21,841	$6,221	$79,177	$(15,675)
Natural gas contracts	(5,853)	(2,421)	33,492	21,646
Total	$15,988	$3,800	$112,669	$5,971
Substantially all of our commodity derivative contracts outstanding as of September 30, 2020 will settle prior to March 31, 2022.

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
Our interest rate swap agreements outstanding as of September 30, 2020 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$225,000
January 2024	January 2025	$50,000
During the two year period ended September 30, 2020 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2020, we estimate that if short-term interest rates increased or decreased 100 basis points, our interest expense would have increased approximately $3.7 million and decreased approximately $3.4 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of September 30, 2020:

	As of September 30, 2020
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$66,038	$—	$66,038	$—
Futures, swaps and options	117,488	117,476	12	—
Commodity derivatives	183,526	117,476	66,050	—
Total derivative assets	$183,526	$117,476	$66,050	$—
Derivative liabilities:
Commodity exchange contracts	$5	$5	$—	$—
Commodity fixed forwards	18,888	—	18,888	—
Futures, swaps and options	108,638	108,621	17	—
Commodity derivatives	127,531	108,626	18,905	—
Interest rate swaps	15,729	—	15,729	—
Currency swaps	13	—	13	—
Total derivative liabilities	$143,273	$108,626	$34,647	$—

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
As of September 30, 2020, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 5, 2020		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)