Form 10-K
period 2020-12-31
Sprague Resources LP
filed 2021-03-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark if the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was approximately $150 million as of June 30, 2020 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 22,946,305 common units outstanding as of March 4, 2021.
Documents Incorporated by Reference: None

SPRAGUE RESOURCES LP
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk, (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impacting costs of operation and availability of supply (including the coronavirus COVID-19 outbreak), unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and (x) our ability to successfully complete our organic growth and acquisition projects and/or to realize the anticipated financial and operational benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
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
Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report (or other date as specified in this Annual Report) or as of the date given if provided in another filing with the U.S. Securities and Exchange Commission ("SEC"). We undertake no obligation, and disclaim any obligation, to publicly update, review or revise any forward-looking statements to reflect events or circumstances after the date of such statements. All forward looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and our other existing and future periodic reports filed with the SEC.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.6 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 43 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a discussion of financial results by segment and see Segment Reporting included under Note 17 to our Consolidated Financial Statements for a presentation of financial results by reportable segment.
As of December 31, 2020, our Sponsor, through its ownership of Sprague Holdings, owned 12,951,236 common units, representing 56.4% of the limited partner interest in the Partnership. Sprague Holdings also owns our General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds all of our incentive distribution rights ("IDRs"), which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.4744 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in our partnership agreement. Pursuant to the IDR Reset Election, the Partnership will issue 3,107,248 common units to Sprague Holdings, the minimum quarterly distribution amount will be increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election is expected to be consummated on March 5, 2021. Upon consummation of the IDR Reset Election, Sprague Holdings will own 16,058,484 common units, representing 61.6% of the limited partner interest in the Partnership.

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
Business Strategies
Our primary business objective is to increase distributable cash flow per unit over time by executing the following strategies:
•Increase our business with our existing assets and customers. We will make investments in our existing asset base to handle additional products and provide new services to customers. We also intend to win additional business by better serving customers' need for certainty of supply, reduced commodity price risk and high quality customer service.
•Acquire additional terminals and marketing and distribution businesses that are accretive. We intend to grow our asset and customer base by acquiring additional marine and inland terminals (both refined products and materials handling) within and adjacent to the geographic markets we currently serve. We also intend to acquire additional refined products and natural gas marketing businesses that can leverage our existing investment in our logistics capabilities and customer service systems to further increase our cash flow.
•Limit our exposure to commodity price risk and volatility. We take title to the products we sell in our refined products and natural gas segments, while our materials handling business does not take title to products and is operated predominantly under fixed-fee, multi-year contracts. We will continue to manage our exposure to commodity prices and seek to protect our sales margins by maintaining a balanced position in our purchases and sales through the use of derivatives and forward contracts. Our hedging activities are bounded by specific limits established by the board of directors of our General Partner, which are monitored and reported to senior management on a daily basis by our risk group.
•Maintain our operational excellence. We intend to maintain our long history of safe, cost-effective operations and environmental stewardship by investing in the maintenance of our assets and providing training programs for our personnel. We will work diligently to meet environmental regulations and we will continue to enhance our safety programs as our business grows and operating conditions change.

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. Our refined products segment accounted for 86%, 89% and 89% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively. Of our total volume sold in our refined products segment in 2020, distillates accounted for 78%, gasoline accounted for 13% and residual fuel oil and asphalt accounted for 9%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce® diesel fuel brand), kerosene and jet fuel. In 2020, heating oil accounted for 57%, diesel fuel accounted for 41%, and other distillates accounted for 2% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2020, biofuel blended products accounted for 19% of the distillate fuel volumes sold. Distillate volumes accounted for 78%, 79%, and 78% of our total refined products sales for the years ended December 31, 2020, 2019 and 2018, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 13%, 10% and 10% of our total refined products sales for the years ended December 31, 2020, 2019 and 2018, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements. Residual fuel oil and asphalt volumes accounted for 9%, 11% and 12% of our total refined products sales for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Heating oil sales are made to approximately 900 wholesale distributors and retailers through the Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts. Diesel fuel sales are made to approximately 600 wholesalers and transportation fuel distributors. We also sell unbranded gasoline at Partnership-owned and at third-party locations, primarily to resellers. Residual fuel oil is sold to approximately 110 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.
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
For the year ended December 31, 2020, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. Our natural gas segment accounted for 11%, 9% and 9% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. ("ICE") and the New York Mercantile Exchange ("NYMEX"), to manage our natural gas commodity price risk.
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
For the year ended December 31, 2020, no customer represented more than 10% of net sales for our natural gas segment.
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

Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to some of the same customers that we supply with refined products and natural gas. Our materials handling segment accounted for 2% of our total net sales for each of the years ended December 31, 2020, 2019 and 2018.
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
Liquid. In a manner similar to our refined products operation our terminal network of marine docks, product pipelines and storage tanks are utilized to store and trans-load various other third party owned liquid products to and from ocean vessels, railcars and tanker trucks. Examples of liquid materials handled include crude oil, refined products, asphalt and clay slurry. Liquid handling activities include securing the vessel, attaching product lines from ship pipes to dock product lines, supervising discharge into tanks, measuring tank quantities, storing product, loading product into authorized trucks or railcars and in some cases transporting the product. Some products require heated storage allow for flow at ambient temperatures. The operations of Kildair Service ULC, our Canadian subsidiary ("Kildair"), include materials handling contracts involving trans-loading and storage of various petroleum products including crude, liquid asphalt and vacuum gas oil ("VGO").
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

Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (clay slurry) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2020, the weighted-average life of our materials handling contracts was eight years, with a weighted-average remaining term of three years, each calculated using adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations-How Management Evaluates Our Results of Operations-Adjusted Gross Margin and Adjusted EBITDA”, attributable to these contracts.
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
Other Operations
Our other operations segment primarily includes the marketing and distribution of coal out of our Portland, Maine terminal and certain commercial trucking activities conducted by Kildair. For the years ended December 31, 2020, 2019 and 2018 our other operations segment accounted for less than 1% of our total net sales.
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

With respect to natural gas, we generally use fixed-for-floating price swaps contracts that trade on the Intercontinental Exchange ("ICE") for hedging. As an alternative, we may use NYMEX natural gas futures for such purposes. In addition, we use natural gas basis swaps to hedge our basis risk.
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

Our Terminals and Storage Facilities
As of December 31, 2020, we owned, operated, and/or controlled a network of refined products and material handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.6 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 43 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
On December 23, 2020, we sold the Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of income. Pursuant to a post-closing escrow and access agreement, we have deposited $1.2 million in an escrow account to secure our fulfillment of various environmental remediation regulatory requirements.

For a more detailed description of our terminals and storage facilities, please read Part I, Item 2 - "Properties.”
Competition
We encounter varying degrees of competition in the marketing of our refined products based on product type and geographic location. In our primary Northeast United States market, we compete in various product lines and for a range of customer types. The principal methods of competition in our refined products operations are pricing, service offerings to customers, credit support and certainty of supply. Our competitors include terminal companies, major integrated oil companies and their marketing affiliates and independent marketers of varying sizes, financial resources and experience. We believe that our being one of the largest independent wholesale distributors of refined products in the Northeast United States (based on aggregate terminal capacity), our ownership of various marine-based terminals and our reputation for reliability and strong customer service allow us to be competitive in marketing refined products in the areas in which we operate.
Competitors of our natural gas sales operations generally include natural gas suppliers and distributors of varying sizes, financial resources and experience, including producers, pipeline companies, utilities and independent marketers. The principal methods of competition in our natural gas operations are in obtaining supply, pricing optionality for customers and effective support services, such as scheduling and risk management. We believe that our sizable market presence and strong customer service and offerings allow us to be competitive in marketing natural gas in the areas in which we operate.
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

Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2020, we generated an average of 77% of our total heating oil and residual fuel oil net sales during the months of November through March.

Employees
As of December 31, 2020, our General Partner employed approximately 663 full-time employees who supported our operations, 73 of whom were covered by six collective bargaining agreements. One of these agreements, covering 38 employees, is up for renewal on June 30, 2021. Our Canadian subsidiary had 102 employees as of December 31, 2020, 39 of whom were covered by one collective bargaining agreement which expires on March 18, 2021. Overall we believe that our relationships with full-time employees and labor unions are generally good.

Health and Safety
We maintain a culture of safety grounded on the premise of eliminating workplace incidents, risks and hazards. We have a Health, Safety, Environment and Sustainability department ("HSE") to implement processes to help eliminate high-risk actions and identified safety hazards. We strive to provide all employees with a safe work environment and the necessary skills, training, knowledge, equipment, and management to perform their responsibilities in the healthiest and safest manner possible. We track safety performance using industry standard metrics and work continuously to improve safety across our businesses. In 2020, Sprague’s company-wide Recordable Injury Frequency ("RIF") was calculated to be 1.68, down from 3.60 in March of 2019, and below its industry peer group. Our 2021 goal is to reduce Occupational Safety and Health Administration ("OSHA") recordable incidents by 25% year over year. In response to the global novel coronavirus pandemic ("COVID-19"), we have implemented and continue to implement safety measures in all our facilities. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our employees. We continue to evolve our programs to meet our employees’ health and wellness needs, which we believe is essential to attract and retain employees of the highest level, and we offer a competitive benefits package focused on fostering work/life integration.

Inclusion, Equity and Diversity
We make it a priority to embrace diversity and collaboration in our workforce, our ways of thinking, and our business experiences. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees. We encourage employees to consider all points of view to help deliver better results. Inclusion, equity and diversity

("IE&D") is vital to our business as whole, not strictly a human resources initiative. We continue to build IE&D into our culture with a focus on continuous improvement, and have identified several key objectives that guide our effort and by which we will demonstrate our commitment to fostering inclusion, equity and diversity, including:

•Promoting a work environment that enables employees to feel safe to express their ideas and perspectives and feel they belong to our team; and,
•Recruiting, developing and retaining diverse top talent.

Corporate social and environmental responsibility
Our values, rooted in trust, integrity, and collaboration, lay the foundation for our commitment to corporate social and environmental responsibility. We are committed to conducting business in an environmentally sensitive manner and we seek to comply with all applicable local, state, provincial, and federal environmental regulatory requirements. Beyond providing energy solutions that solve our customers' current energy challenges, we believe that to be truly successful, it's crucial that we do our part to continually adapt to the ever changing energy landscape by seeking out initiatives that reduce our environmental footprint, helping to improve the world for current and future generations. For us, that means we are committed to: protecting our planet by minimizing the environmental impact associated with our operations; striving to contribute our time, talent and resources to strengthen the communities where we live and work; and engaging in ethical practices. We're all in this together; we believe when our local communities succeed, we succeed. We and our employees live this mantra with various initiatives focused on supporting our communities both financially and with employee time.

Compensation programs and employee benefits
The main objective of our compensation program is to provide a compensation package that will attract, retain, motivate and reward employees. In addition to competitive base salaries, we accomplish this compensation objective through our Thrift 401(k) plan match program and contributions to a Defined Contribution plan. Employees are also eligible for annual bonus amounts tied to our incentive plan metrics and objectives.
We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of the wide ranging benefits we offer are: medical insurance, prescription drug benefits, dental insurance, vision insurance, parental leave, short-term disability, long-term disability, health rewards, employee assistance programs, health savings accounts and flexible spending accounts.

Environment
General
Our petroleum product terminal and supply operations are subject to extensive and stringent environmental laws. As part of our business, we own and operate petroleum storage and distribution facilities and a fleet of petroleum trucks, and must comply with environmental laws at the federal, state and local levels, which increase the cost of operating terminals and our business generally. These laws include statutes, such as the Clean Water Act and the Clean Air Act, and regulations, which are frequently modified or revised to impose new obligations that are applicable to our operations, including the acquisition of permits to conduct certain activities limiting or preventing the release of materials from our facilities, managing wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors.
Our operations also utilize a number of petroleum storage facilities and distribution facilities that we do not own or operate, but at which refined products are stored. We utilize these facilities through several different contractual arrangements, including leases, throughput and terminalling services agreements. If facilities with which we contract that are owned and operated by third parties fail to comply with environmental laws, they could be shut down, requiring us to incur costs to use alternative facilities.
Environmental laws and regulations can restrict or impact our business in several ways, such as:

•Requiring capital expenditures to comply with environmental control requirements;
•Requiring remedial action to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators; and,
•Curtailing the operations of facilities deemed in non-compliance with environmental laws and regulations.

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
The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change and requiring agencies to review environmental actions taken by the Trump administration, as well as a memorandum to departments and agencies to refrain from proposing or issuing rules until a departmental or agency head appointed or designated by the Biden administration has reviewed and approved the rule. President Biden’s executive orders, as well as reentry into the Paris Agreement as discussed below, may result in the development of additional regulations or changes to existing regulations. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.
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
Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state laws. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the less stringent solid waste requirements of the federal Solid Waste Disposal Act. We believe that our operations are in substantial compliance with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and local laws, and the cost involved in complying with these requirements is not material. We are also incurring ongoing costs for monitoring groundwater at several facilities that we operate. We believe that these costs will not have a material impact on our financial condition or results of operations.

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
Water Discharges
The federal Clean Water Act, or CWA, and analogous state laws impose strict controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. This law and comparable state laws prohibit the discharge of pollutants into regulated waters, except in accordance with the terms of a permit issued by the EPA or analogous state agency and impose substantial liabilities for noncompliance. The EPA and U.S. Army Corps of Engineers (“Corps”) previously issued a final rule in May 2015 defining the scope of the EPA’s and the Corps’ jurisdiction, i.e., the scope of “Waters of the United States”; however, in October 2019, the EPA and the Corps published a final rule repealing the 2015 rule and re-codifying the longstanding regulatory text that existed prior to the 2015 rule. In January 2020, the EPA and the Corps finalized a new rule to replace the 2015 rule. The 2020 rule is currently subject to a number of legal challenges. Moreover, the January 2020 rule has been identified by the Biden Administration as one of the actions that will be reviewed to determine whether it is consistent with the policies of the Biden Administration and may be subject to suspension, revision or rescission. Modification of the 2020 rule may result in broader applicability of the CWA.
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
Air Emissions
Our operations are subject to the federal Clean Air Act, or CAA, and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere above certain thresholds. We believe we currently hold or have applied for all necessary air permits and that we are in substantial compliance with applicable air laws and regulations. The trend in air emissions regulation is to place more restrictions and limitations on activities that may affect the environment. If more restrictive air laws and regulations are enacted in the future, they may have a material adverse effect on our financial condition or results of operations.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined products that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Although we can give no assurances, we believe we are currently in substantial compliance with these regulations.

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

Climate Change
In response to the April 2007 United States Supreme Court ruling in Massachusetts, et al. v. EPA that the EPA has authority to regulate carbon dioxide emissions under the CAA, the EPA has taken several steps towards implementing regulations regarding the emission of greenhouse gases, or GHGs. In 2009, the EPA issued a final rule declaring that six GHGs “endanger both the public health and the public welfare of current and future generations.” The issuance of this “endangerment finding” allows the EPA to begin regulating GHG emissions under existing provisions of the federal Clean Air Act. In addition, the EPA has issued rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, beginning in 2011 for emissions occurring in 2010. Certain state jurisdictions also have similar GHG reporting requirements. While our operations fall below the thresholds that would characterize large sources, we are required to implement systems to track certain purchases of product and we believe we are in material compliance with the regulations.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. In addition, it should be noted that some scientists have concluded that increasing concentrations of GHG in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events. If any of those effects were to occur, they could have an adverse effect on our assets and operations. In addition, in 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their nationally determined contributions, which set emissions reduction goals, every five years. Although the United States State Department formally informed the United Nations of the United States’ withdrawal from the Paris Agreement in November 2019 and finalized that withdrawal in 2020, the United States re-entered the Paris Agreement, effective January 20, 2021, pursuant to President Biden’s executive order. Several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations. The cost of complying with any new law, regulation or treaty will depend on the details of the particular program. Any direct and indirect costs of meeting these requirements may adversely affect our business, financial condition, results of operations and our ability to make quarterly distributions to our unitholders.

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
    In order to pay the minimum quarterly distribution of $0.4125 per unit per quarter, or $1.65 per unit on an annualized basis, we will require distributable cash flow of $9.5 million per quarter, or $37.9 million per year, based on the number of common units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations and our borrowing capacity, which will fluctuate from quarter to quarter based on, among other things:
•Competition from other companies that sell refined products, natural gas, renewable fuels and material handling businesses in the Northeast United States and eastern Canada as well as demand for such products and services;
•Absolute price levels, and volatility of prices, of refined products and natural gas in both the spot and futures markets;
•Seasonal variation in temperature, which affects demand for natural gas and refined products such as heating oil and residual fuel oil (to the extent that it is used for space heating); and
•Prevailing economic and regulatory conditions.
In addition, the actual amount of distributable cash flow that we distribute will depend on other factors such as:

•The level of maintenance capital expenditures we make;
•The level of operating and general and administrative expenses, including reimbursements to our General Partner and certain of its affiliates for services provided to us;
•Fluctuations or changes in federal, state, local and foreign tax rates, including Canadian income and withholding tax rates;
•The restrictions contained in our Credit Agreement (as defined herein), including borrowing base limitations and limitations on distributions as well as debt service requirements;
•Fluctuations in our working capital needs;
•Our ability to access capital markets and to borrow under our Credit Agreement to make distributions to our unitholders; and
The COVID-19 outbreak could adversely impact our business, financial condition and results of operations.
The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place”. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is uncertain and cannot be predicted. However, we have experienced decline in volumes of natural gas and petroleum products sold and anticipate a further decline in the next several months until the pandemic response moves through Phase I, II and Phase III along with a corresponding reduction in revenue, gross margin and EBITDA. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.
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

Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2020, we generated an average of 77% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
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
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas that we serve would significantly reduce net sales and, therefore, adversely affect our business, financial condition, results of operations, our ability to borrow and make quarterly distributions to our unitholders. Factors that could lead to a decrease in market demand for refined products or natural gas include:
•Recession or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impact costs of operation and availability of supply (including the coronavirus COVID-19 outbreak);
•Unseasonably warm temperatures or higher prices;
•Increased conservation, technological advances and the availability of alternative energy, whether as a result of industry changes, governmental or regulatory actions or otherwise; and,
•Conversion from consumption of heating oil or residual fuel oil to natural gas as such switching and conversions could reduce our sales of heating oil and residual fuel oil.
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
We are dependent upon the earnings and cash flow generated by operations in order to meet our debt service obligations and to allow us to make cash distributions to unitholders. The operating and financial restrictions and covenants in our Credit Agreement and any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue business, which may, in turn, adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders. Our Credit Agreement contains covenants requiring us to maintain certain financial ratios. The provisions of the Credit Agreement may affect our ability to obtain future financing for and pursue attractive business opportunities and maintain flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Credit Agreement could result in an event of default which could enable our lenders, subject to the terms and conditions of our Credit Agreement, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If we were unable to repay the accelerated amounts, our lenders could proceed against the collateral granted to them to secure such debt. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Part II, Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.
Our future level of debt could have important consequences to us, including the following:

•Our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;
•Our funds available for operations, future business opportunities and distributions to unitholders will be reduced by that portion of our cash flow required to make required debt service payments;
•We may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•Our flexibility in responding to changing business and economic conditions may be limited.
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
While our risk management policies, processes and procedures are designed to limit commodity price risk, some degree of exposure to unforeseen fluctuations in market conditions remains. For example, we change our hedged position daily in response to movements in our inventory. If we overestimate or underestimate sales from inventory, we may be unhedged for the amount of the overestimate or underestimate. Although we monitor policies, processes and procedures designed to prevent unauthorized trading and to maintain substantial balance between purchases and sales or future delivery obligations, we can provide no assurance that these steps will detect and/or prevent all violations of such risk management policies, processes and procedures.
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
Any acquisition involves potential risks, including, among other things:

•Mistaken assumptions about volumes, cash flows, net sales and costs, including synergies;
•An inability to successfully integrate the businesses we acquire;
•An inability to hire, train or retain qualified personnel to manage and operate our newly acquired assets;
•The assumption of unknown liabilities;
•Unforeseen difficulties operating in new product areas or new geographic areas; and
•Customer or key employee losses at the acquired businesses.
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
We are not fully insured against all risks incident to our business. Our operations are subject to many operational hazards and unforeseen interruptions inherent in our business. If any event of a substantial nature were to occur, we could incur substantial losses because of personal injury or loss of life, severe damage to and destruction of property and equipment, and pollution or other environmental damage resulting in curtailment or suspension of related operations.
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
We can provide no assurance that future events, such as changes in existing laws (including changes in the interpretation of existing laws), the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs or have a material adverse effect on our business, financial condition, results of operations and ability to make quarterly distributions to our unitholders.
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
As noted above, the United States re-entered the Paris Agreement, effective January 20, 2021, pursuant to President Biden’s executive order. Several states and geographic regions in the United States have adopted legislation and regulations to reduce emissions of GHGs, and the United States’ re-entry into the Paris Agreement, in combination with executive orders signed by President Biden intended to address climate change, may result in additional legislation and regulations. Additional legislation or regulation by these states and regions, the EPA, and/or any international agreements to which the United States may become a party, that control or limit GHG emissions or otherwise seek to address climate change could adversely affect our operations.
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
We depend on unionized labor for our operations in Bronx, Lawrence, and Albany, New York; Providence, Rhode Island; and Sorel-Tracy Quebec, Canada. Work stoppages or labor disturbances at these facilities could disrupt our business.
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
As of March 4, 2021, Axel Johnson, through its ownership of Sprague Holdings, indirectly owns a 56.4% limited partner interest in us and indirectly owns and controls our General Partner. Although our General Partner has a fiduciary duty to manage us in good faith, the directors and officers of our General Partner have a fiduciary duty to manage our General Partner in a manner that is beneficial to its owner, Sprague Holdings, which is a wholly owned subsidiary of Axel Johnson. Furthermore, certain directors and officers of our General Partner are directors and/or officers of affiliates of our General Partner. Conflicts of interest may arise between our General Partner and its affiliates, including Axel Johnson, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Axel Johnson, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•Our General Partner is allowed to take into account the interests of parties other than us, such as its affiliates, including Axel Johnson, in resolving conflicts of interest, which has the effect of limiting its duty to our unitholders.
•Affiliates of our General Partner, including Axel Johnson and Sprague Holdings, may engage in competition with us.
•Neither our partnership agreement nor any other agreement requires Axel Johnson or Sprague Holdings to pursue a business strategy that favors us. Axel Johnson’s directors and officers have a fiduciary duty to make decisions in the best interests of the stockholders of Axel Johnson.
•Some officers of our General Partner who provide services to us devote time to affiliates of our General Partner.
•Our partnership agreement limits the liability of and reduces the duties owed by our General Partner to us and our common unitholders, and also restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty.
•Except in limited circumstances, our General Partner has the power and authority to conduct our business without unitholder approval.
•Our General Partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the creation, reductions or increases of cash reserves, each of which can affect the amount of cash that is available for distribution to our unitholders and to the holders of the incentive distribution rights.
•Our General Partner determines the amount and timing of any capital expenditures and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces distributable cash flow. Such determination can affect the amount of distributable cash flow available to the holders of our common units and to the holders of the incentive distribution rights. Our partnership agreement does not limit the amount of maintenance capital expenditures that our General Partner can cause us to make.
•Our partnership agreement and the services agreement allow our General Partner to determine, in good faith, the expenses that are allocable to us. Our partnership agreement and the services agreement do not limit the amount of expenses for which our General Partner and its affiliates may be reimbursed. These expenses include salary, incentive compensation and other amounts paid to persons, including affiliates of our General Partner, who perform services for us or on our behalf.
•Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, including incentive distributions.
•Our partnership agreement permits us to distribute up to $25.0 million as distributable cash flow, even if it is generated from sources that would otherwise constitute capital surplus, and this cash may be used to fund the incentive distributions.
•Our partnership agreement does not restrict our General Partner from entering into additional contractual arrangements with any of its affiliates on our behalf.
•Our General Partner intends to limit its liability regarding our contractual and other obligations.
•Our General Partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of all outstanding common units.
•Our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates.
•Our General Partner decides whether to retain separate counsel, accountants or others to perform services for us.
•Sprague Holdings, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to the incentive distribution rights without the approval of the conflicts committee of the board of directors of our General Partner or unitholders. This election may result in lower distributions to common unitholders in certain situations.
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
Our partnership agreement contains provisions that modify and reduce the standards to which our General Partner would otherwise be held under state fiduciary duty law. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, or otherwise free of fiduciary duties to us and our unitholders. This entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our General Partner may make in its individual capacity include:

•How to allocate business opportunities among us and its other affiliates;
•Whether to exercise its limited call right;
•How to exercise its voting rights with respect to any units it owns;
•Whether to exercise its registration rights with respect to any units it owns; and
•Whether to consent to any merger or consolidation of the partnership or amendment to the partnership agreement.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•Provides that whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law or any other law, rule or regulation, or at equity;
•Provides that a determination, other action or failure to act by our General Partner, the board of directors of our General Partner or any committee thereof (including the conflicts committee) will be deemed to be in good faith unless our General Partner, the board of directors of our General Partner or any committee thereof believed such determination, other action or failure to act was adverse to the interests of the partnership;
•Provides that our General Partner will not have any liability to us or our unitholders for decisions made in its capacity as a General Partner so long as it acted in good faith;
•Provides that our General Partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our General Partner or its officers and directors, as the case may be, acted in bad faith or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•Provides that our General Partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
1.Approved by the conflicts committee of the board of directors of our General Partner, although our General Partner is not obligated to seek such approval; or
2.Approved by the vote of a majority of the outstanding common units, excluding any common units owned by our General Partner and its affiliates.
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
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units is required to remove our General Partner. As of March 4, 2021, Sprague Holdings owned 56.4% of our common units.
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
At any time, we may issue an unlimited number of limited partner interests of any type without the approval of our unitholders. Further, neither the partnership agreement nor the Credit Agreement prohibits the issuance of equity securities that may effectively rank senior to our common units. The issuance by us of additional common units or other equity interests of equal or senior rank will have the following effects:

•Our unitholders’ proportionate ownership interest in us will decrease;
•The amount of distributable cash flow on each unit may decrease;
•The ratio of taxable income to distributions may increase;
•The relative voting strength of each previously outstanding unit may be diminished; and
•The market price of our common units may decline.
Sprague Holdings may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.
As of March 4, 2021, Sprague Holdings held 12,951,236 common units. We have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
We rely on the master limited partnership ("MLP") structure and its appeal to investors for accessing debt and equity markets to finance our growth and repay or refinance our debt. The volatility in energy prices over the past few years has, among other factors, caused increased volatility and contributed to a dislocation in pricing for MLPs.
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
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 4, 2021, Sprague Holdings and its affiliates owned 56.4% of our common units.

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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business in a number of other states. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for our obligations as if you were a general partner if a court or government agency were to determine that:

•We were conducting business in a state but had not complied with that particular state’s partnership statute; or
•Your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitutes “control” of our business.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. At December 31, 2020, Sprague Holdings had the right to reset the initial target distribution levels. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.
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

Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service ("IRS") were to treat us as a corporation for U.S. federal income tax purposes, or we become subject to entity level taxation for state tax purposes, our cash available for distribution would be substantially reduced. The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
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
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, our deduction for "business interest" is limited to the sum of our business interest income and 30% of our "adjusted taxable income." For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. For our 2020 taxable year, the Coronavirus Aid, Relief, and Economic Security Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase, and for purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income.
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
The Tax Cuts and Jobs Act imposes a withholding obligation of 10% of the amount realized upon a non-U.S. unitholder's sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferee but were not withheld. However, the U.S. Department of the Treasury and the IRS suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our common units, that occur before January 1, 2022. Under recently finalized Treasury Regulations, such withholding will be required on open market transactions, but in the case of a transfer made through a broker, a partner’s share of liabilities will be excluded from the amount realized. In addition, the obligation to withhold will be imposed on the broker instead of the transferee (and we will generally not be required to withhold from the transferee amounts that should have been withheld by the transferee but were not withheld). These withholding obligations will apply to transfers of our common units occurring on or after January 1, 2022. If you are a non-U.S. person, you should consult your tax adviser before investing in our common units.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our owned, operated and/or controlled terminals as of December 31, 2020.

	Liquids Storage Terminals	Number of Storage Tanks	Storage Tank Capacity (Bbls)	Principal Products and Materials
**	Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt, crude oil
**	Newington, NH: River Road	29	1,157,325	refined products; asphalt; tallow
**	Searsport, ME	17	1,141,186	refined products; caustic soda; asphalt
*	Bridgeport, CT	13	1,335,000	refined products
*	Albany, NY	9	1,103,600	refined products
**	South Portland, ME	24	910,484	refined products; asphalt; clay slurry
*	East Providence, RI	9	970,436	refined products
**	Bronx, NY	18	907,500	refined products; asphalt
**	Newington, NH: Avery Lane	12	722,000	refined products, asphalt
*	Quincy, MA	9	657,000	refined products
*	New Haven, CT (1)	11	557,815	refined products
**	Providence, RI	4	484,000	refined products; asphalt
***	Everett, MA	4	317,600	asphalt
*	Quincy, MA: TRT (2)	4	304,200	refined products
*	Springfield, MA	10	268,200	refined products
***	Oswego, NY	3	209,800	asphalt
*	Lawrence, NY	8	148,000	refined products
*	Stamford, CT	3	46,600	refined products
*	New Bedford, MA (3)	1	30,000	refined products
*	Inwood, NY	2	26,000	refined products
*	Washington, PA area - four locations	20	9,071	refined products
	Total	237	14,588,417

	Dry Storage Terminals	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
**	Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
		15 pads	872,000	heavy lift
**	Newington, NH: River Road	3 pads	390,000	salt; gypsum
***	Portland, ME (4)	7 warehouses;	215,000	break bulk; dry bulk; coal;
		3 pads	95,000	salt
**	South Portland, ME	3 pads	230,000	salt; coal
**	Providence, RI	1 pad	75,000	salt
		9 warehouses;
	Total	25 pads	1,967,000

*Refined Product activities; **Refined Products and Materials Handling activities; *** Materials Handling activities

(1)These tanks are controlled via a storage and throughput agreement with no expiration.
(2)Operating assets and real estate are leased from an unaffiliated third party through April 30, 2025.
(3)Operating assets and real estate are leased from a subsidiary of Sprague Holdings through October 30, 2023.
(4)One storage warehouse is leased from an unaffiliated third party and the balance of the property is owned by us.

On December 23, 2020, we sold the Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of income. Pursuant to a post-closing escrow and access agreement, we have deposited $1.2 million in an escrow account to secure our fulfillment of various environmental remediation regulatory requirements.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. As of March 4, 2021, Sprague Holdings owned 12,951,236 common units, which represents 56.4% of the limited partner interest in us. We have gathered tax information for our known unitholders and from brokers/nominees and, based on the information collected, we have estimated that the number of our beneficial common unitholders was 12,492 at December 31, 2020 and was 6,000 at December 31, 2019.
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
There is no guarantee that unitholders will receive quarterly cash distributions from us. We do not have a legal obligation to pay distributions at our minimum quarterly distribution rate or at any other rate. Uncertainties regarding future cash distributions to our unitholders include, among other things, the following factors:

•Our cash distribution policy may be affected by restrictions on distributions under our Credit Agreement as well as by restrictions in future debt agreements that we enter into. Specifically, our Credit Agreement contains financial tests and covenants that we must satisfy. Should we be unable to satisfy these restrictions or if we are otherwise in default under our Credit Agreement, we may be prohibited from making cash distributions notwithstanding our stated cash distribution policy.

•Our General Partner has the authority to establish cash reserves for the prudent conduct of our business and for future cash distributions to our unitholders, and the establishment of or increase in those reserves could result in a reduction in cash distributions from levels we currently anticipate pursuant to our stated cash distribution policy.
•Under Section 17-607 of the Delaware Act we may not make a distribution if the distribution would cause our liabilities to exceed the fair value of our assets.
•We may lack sufficient cash to make distributions to our unitholders due to a number of operational, commercial and other factors or increases in our operating costs, general and administrative expenses, principal and interest payments on our outstanding debt and working capital requirements.
•If we make distributions out of capital surplus, as opposed to distributable cash flow, any such distributions would constitute a return of capital and would result in a reduction in the minimum quarterly distribution and the target distribution levels. We do not anticipate that we will make any distributions from capital surplus.
•Our ability to make distributions to our unitholders depends on the performance of our subsidiaries and their ability to distribute cash to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, the provisions of future indebtedness, applicable state partnership, limited liability company and corporate laws and other laws and regulations.
See Part I, Item 1A - Risk Factors —Risk Related to our Business.

General Partner Interest
Our General Partner owns a non-economic general partner interest in us, which does not entitle it to receive cash distributions. However, our General Partner may in the future own common units or other equity interests in us and will be entitled to receive distributions on any such interest.
Incentive Distribution Rights
Sprague Holdings currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash we distribute from distributable cash flow in excess of $0.4744 per unit per quarter. After the IDR Reset Election, which has an expected commencement date of March 5, 2021, this threshold will be increased from $0.4744 per unit per quarter to $0.7676 per unit per quarter. The maximum IDR distribution of 50.0% does not include any distributions that our Sponsor may receive on any limited partner units that it owns.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data

We have elected to not provide information responsive to this Item as we are choosing to voluntary comply with the revisions to Item 6 of Form 10-K contained in SEC Release No. 33-10890, which eliminated the disclosure requirements contained in Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes to the Consolidated Financial Statements included elsewhere in this report, as well as the other financial information appearing elsewhere in this Annual Report. This section of this Form 10-K generally includes comparisons of certain 2020 financial information to the same information for 2019. Year-to-year comparisons of the 2019 financial information to the same information for 2018 that are not included in this Form 10-K are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 5, 2020, which comparative information is incorporated by reference herein.
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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.6 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 43 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
We operate under four business segments: refined products, natural gas, materials handling and other operations. See Note 17 - Segment Reporting to our Consolidated Financial Statements for a presentation of financial results by reportable segment and see Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for a discussion of financial results by segment.
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
Our foreign sales, primarily sales of refined products and natural gas to customers in Canada, were $185.1 million, $255.5 million and $290.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2020	2019
United States	$266,469	$278,820
Canada	68,827	69,219
Total	$335,296	$348,039
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the year ended December 31, 2020, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of December 31, 2020. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.
IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election, as defined in our partnership agreement. Pursuant to the IDR Reset Election, Sprague Holdings will relinquish the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership will issue 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount will be increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election is expected to be consummated on March 5, 2021. Upon consummation of the IDR Reset Election, Sprague Holdings will own 16,058,484 common units, representing 61.6% of the limited partner interest in the Partnership.

On March 1, 2021, the General Partner, entered into Amendment No. 3 (“Amendment No. 3”) to our partnership agreement. Amendment No. 3 provides for certain adjustments to the carrying value of Partnership property in connection with an issuance of common units in connection with an IDR Reset Election. A copy of Amendment No. 3 is filed as an exhibit to this annual report and is incorporated by reference herein.
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
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory, and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, adjusted for the impact of acquisition related expenses, extraordinary gains, and adjusted for the impact of biofuel excise tax credits resulting from retroactive tax legislation changes that occurred in 2018.
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
We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) adjusted for the impact of unrealized gains and losses with respect to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin has no impact on reported volumes or net sales.
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

•New, stricter environmental laws and regulations are increasing the compliance cost of terminal operations, which could adversely affect our results of operations and financial condition. Our operations are subject to federal, state, local and foreign laws and regulations regulating product quality specifications, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Compliance with laws and regulations may increase our overall cost of business, including our capital cost to maintain and upgrade equipment and facilities.
•Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2020, we generated an average of 77% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.
•Evolution of the shale gas industry in the Marcellus and Utica formations, among other U.S. regions, can have volatile effects on our financial results. Increased natural gas production can alter the supply and demand balance, price curves, and margin expectations of the Northeastern markets that we serve both in the near and over the long term. The amount of drilling and fracking operations can ebb and flow within these areas. In addition, technology-driven changes such as automated fueling or the use of electric fleets can impact the fuel and manual support required at these operations. Consequently, we may experience variability in the revenue we receive from this business segment. We can also see variability in the commercial segment such as in the construction industry, at times related to the increase or decrease in fracking and natural gas production, leading to further volatility.
•Absolute price increase or decreases can impact demand and credit risk. Commodity prices in both our refined products and natural gas segments can vary sharply due to market conditions. As commodity product prices rise, we can experience reduced demand as customers engage in conservation efforts, are exposed to a higher level of credit risk to meet customer requirements, and incur increased working capital costs for holding inventory and accounts receivable. In a lower commodity price environment our customers are generally less prone to engage in conservation efforts, we experience lower credit risk, and working capital costs to hold inventory and finance accounts receivable.
•The impact of the market structure on our hedging strategy. We typically hedge our exposure to commodity price moves with NYMEX futures contracts and "over the counter" or "OTC" swaps. In markets where futures prices are higher than spot prices (typically referred to as contango), we generate positive margins when rolling our inventory hedges to successive months. In markets where futures prices are lower than spot prices (typically referred to as backwardation), we realize losses when rolling our inventory hedges to successive months. In backwardated markets, we operate with lower inventory levels and, as a result, have reduced hedging and financing requirements, thereby limiting losses.
•Energy efficiency, new technology and alternative fuels could reduce demand for our products. Increased conservation and technological advances have adversely affected the demand for heating oil and residual fuel oil. Consumption of residual fuel oil, in particular, has steadily declined in recent years, primarily due to customers converting from other fuels to natural gas, weak industrial demand and tightening of environmental regulations.

Use of natural gas is expected to continue to displace other fuels, which we believe will favorably impact our natural gas volumes and margins.
•Interest rates could rise. Interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2020, we hedged approximately 47% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
	($ in thousands)
Net sales	$2,335,983	$3,502,410	$(1,166,427)	(33)%
Cost of products sold (exclusive of depreciation and amortization)	2,071,805	3,228,003	(1,156,198)	(36)%
Operating expenses	77,070	84,924	(7,854)	(9)%
Selling, general and administrative	81,514	78,135	3,379	4%
Depreciation and amortization	34,066	34,015	51	—%
Total operating costs and expenses	2,264,455	3,425,077	(1,160,622)	(34)%
Other operating income	8,094	—	8,094	N/A
Operating income	79,622	77,333	2,289	3%
Other income (expense)	1,948	(378)	2,326	(615)%
Interest income	299	555	(256)	(46)%
Interest expense	(40,669)	(42,944)	2,275	(5)%
Income before income taxes	$41,200	$34,566	$6,634	19%
Income tax provision	(7,389)	(3,310)	(4,079)	123%
Net income	$33,811	$31,256	$2,555	8%

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ in thousands)
Net sales	$3,502,410	$3,771,133	$(268,723)	(7)%
Cost of products sold (exclusive of depreciation and amortization)	3,228,003	3,445,385	(217,382)	(6)%
Operating expenses	84,924	88,659	(3,735)	(4)%
Selling, general and administrative	78,135	80,799	(2,664)	(3)%
Depreciation and amortization	34,015	33,378	637	2%
Total operating costs and expenses	3,425,077	3,648,221	(223,144)	(6)%
Operating income	77,333	122,912	(45,579)	(37)%
Other (expense) income	(378)	293	(671)	(229)%
Interest income	555	577	(22)	(4)%
Interest expense	(42,944)	(38,931)	(4,013)	10%
Income before income taxes	$34,566	$84,851	$(50,285)	(59)%
Income tax provision	(3,310)	(5,032)	1,722	(34)%
Net income	$31,256	$79,819	$(48,563)	(61)%

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

	Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$79,622	$77,333	$122,912
Operating costs and expenses not allocated to operating segments:
Operating expenses	77,070	84,924	88,659
Selling, general and administrative	81,514	78,135	80,799
Depreciation and amortization	34,066	34,015	33,378
Other operating income (5)	(8,094)	—	—
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	20,148	12,814	(32,960)
Change in unrealized value on natural gas transportation contracts (2)	(9,565)	(19,289)	(19,114)
Total adjusted gross margin (3):	$274,761	$267,932	$273,674
Adjusted Gross Margin by Segment:
Refined products	$171,626	$150,124	$150,965
Natural gas	40,741	54,288	57,875
Materials handling	56,185	56,616	57,515
Other operations	6,209	6,904	7,319
Total adjusted gross margin	$274,761	$267,932	$273,674
Reconciliation of Net Income to Adjusted EBITDA
Net income	$33,811	$31,256	$79,819
Add:
Interest expense, net	40,370	42,389	38,354
Tax provision	7,389	3,310	5,032
Depreciation and amortization	34,066	34,015	33,378
EBITDA (4):	$115,636	$110,970	$156,583
Add/(deduct):
Change in unrealized gain (loss) on inventory (1)	20,148	12,814	(32,960)
Change in unrealized value on natural gas transportation contracts (2)	(9,565)	(19,289)	(19,114)
Biofuel tax credit (4)	—	—	(4,022)
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries (5)	(8,094)	—	—
Asset impairments (6)	(1,947)	—	—
Acquisition related expenses (7)	1	14	747
Other adjustments (8)	564	1,042	771
Adjusted EBITDA	$116,743	$105,551	$102,005
Other Data:
Ten Year Average Heating Degree Days (9)	4,870	4,906	4,907
Heating Degree Days (9)	4,546	4,862	5,020
Variance from average heating degree days	(7)%	(1)%	2%
Variance from prior period heating degree days	(6)%	(3)%	4%

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
(4)On December 20, 2019, the U.S. federal government enacted legislation that reinstated an excise tax credit program available for certain of our biofuel blending activities retroactive to the beginning of 2018 and through 2022. During the year ended December 31, 2019, we recorded excise tax credits of approximately $4.4 million that related to blending activities that occurred during the year ended December 31, 2018. We record the credit in the period the legislation was enacted as a reduction of cost of products sold (exclusive of depreciation and amortization) resulting in an increase in adjusted gross margin. We did not show an adjustment to our adjusted EBITDA related to this reinstatement as the timing was such that the 2018 Annual Report was filed prior to the legislative action.
(5)On December 23, 2020, we sold the Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of income. Pursuant to a post-closing escrow and access agreement, we have deposited $1.2 million in an escrow account to secure our fulfillment of various environmental remediation regulatory requirements.
(6)On November 1, 2019, a fire occurred at the Kildair Tracy Terminal which impacted certain buildings and equipment at the facility. The resulting damage was covered by insurance coverage in place at the time of the incident, net of applicable deductibles. In connection with the insurance reimbursement for the asset losses from the fire, the Partnership recorded $1.9 million in gains on involuntary nonmonetary asset conversions for the year ended December 31, 2020, representing the insurance proceeds in excess of the remaining book value of impacted property, plant and equipment. This gain was included within other income in the consolidated statements of income.
(7)We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses.
(8)Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expense.
(9)We use heating degree day amounts as reported by the NOAA Regional Climate Center. Prior to April 1, 2018, we reported degree day information utilizing the New England oil home heating region and for comparison purposes we used historical degree day information for the New England oil home heating region over the period of 1981-2010. Commencing April 1, 2018, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same locations over the previous ten-year period. We made these changes to incorporate more recent average information and to better reflect the geographic locations of our customer base. All degree day amounts in this document have been revised to conform to this presentation.

Analysis of Consolidated Operating Results
For the year ended December 31, 2020 our operating income increased $2.3 million, or 3%, to $79.6 million, as compared to $77.3 million for the year ended December 31, 2019. For the years ended December 31, 2020 and 2019, our operating income includes unrealized commodity derivative gains and (losses) with respect to refined products and natural gas inventory and natural gas transportation contracts of $(10.6) million and $6.5 million, respectively, which decreased operating income for the year ended December 31, 2020 by $17.1 million. Offsetting this decrease to operating income for the year ended December 31, 2020, was higher adjusted gross margins, lower operating costs primarily due to cost reduction efforts and a net gain of $8.1 million on the sale of the Mt. Vernon terminal.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on changes in our operating results.

Analysis of Operating Segments

The following tables set forth information regarding our results of operating segments for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,364,474	1,530,356	(165,882)	(11)%
Natural gas (MMBtus)	55,746	62,266	(6,520)	(10)%
Materials handling (short tons)	2,316	2,496	(180)	(7)%
Materials handling (gallons)	410,754	480,659	(69,905)	(15)%
Net Sales:
Refined products	$1,998,197	$3,112,924	$(1,114,727)	(36)%
Natural gas	261,358	307,952	(46,594)	(15)%
Materials handling	56,347	56,655	(308)	(1)%
Other operations	20,081	24,879	(4,798)	(19)%
Total net sales	$2,335,983	$3,502,410	$(1,166,427)	(33)%
Adjusted Gross Margin:
Refined products	$171,626	$150,124	$21,502	14%
Natural gas	40,741	54,288	(13,547)	(25)%
Materials handling	56,185	56,616	(431)	(1)%
Other operations	6,209	6,904	(695)	(10)%
Total adjusted gross margin	$274,761	$267,932	$6,829	3%
Adjusted Unit Gross Margin:
Refined products	$0.126	$0.098	$0.028	29%
Natural gas	$0.731	$0.872	$(0.141)	(16)%

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,530,356	1,580,838	(50,482)	(3)%
Natural gas (MMBtus)	62,266	60,385	1,881	3%
Materials handling (short tons)	2,496	2,627	(131)	(5)%
Materials handling (gallons)	480,659	488,972	(8,313)	(2)%
Net Sales:
Refined products	$3,112,924	$3,357,769	$(244,845)	(7)%
Natural gas	307,952	332,038	(24,086)	(7)%
Materials handling	56,655	57,509	(854)	(1)%
Other operations	24,879	23,817	1,062	4%
Total net sales	$3,502,410	$3,771,133	$(268,723)	(7)%
Adjusted Gross Margin:
Refined products	$150,124	$150,965	$(841)	(1)%
Natural gas	54,288	57,875	(3,587)	(6)%
Materials handling	56,616	57,515	(899)	(2)%
Other operations	6,904	7,319	(415)	(6)%
Total adjusted gross margin	$267,932	$273,674	$(5,742)	(2)%
Adjusted Unit Gross Margin:
Refined products	$0.098	$0.095	$0.003	3%
Natural gas	$0.872	$0.958	$(0.086)	(9)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Refined Products
Refined products net sales decreased $1.1 billion, or 36% as compared to 2019 due to a combination of a 28% decrease in the average sales price and a 11% reduction in product volume. The reduction in average sales price reflects the substantially lower market price environment in 2020 compared to last year, with the key factors being surplus supply in the early part of the year driven by the key global producers and lower demand due to the impact of the pandemic. The decline in volume was primarily due to a reduction in distillates, with a decrease in heavy oil also a contributor. The lower distillate volumes were due primarily to a combination of less supportive winter weather affecting heating oil demand and a reduction in diesel fuel requirements driven by the COVID-19 slowdown. The decreased heavy oil volumes was a combination of lower demand with the milder winter weather limiting the number of natural gas interruptions and the pandemic-driven economic slowdown affecting industrial and marine bunker requirements. Gasoline volumes increased, with sales to new customers more than offsetting weaker overall market demand.
Refined products adjusted gross margin in 2020 increased $21.5 million or 14% as compared to 2019, as the 29% increase in adjusted unit gross margins more than offset the lower volumes. The key factor leading to the improvement in adjusted unit gross margin was the improved market structure to purchase, store and hedge oil inventory that ensued in the spring in conjunction with the surplus supply and weakened demand environment. Another significant factor in the improved results was higher adjusted unit gross margins on sales in our Canadian operations.
Natural Gas
Natural gas net sales in 2020 declined by $46.6 million, or 15%, compared to 2019, driven by a 10% decrease in volume as well as a 5% reduction in average sales price in the lower natural gas price environment. The volume decrease was primarily a result of the economic slowdown associated with the COVID-19 pandemic.
Natural gas adjusted gross margin in 2020 decreased $13.5 million, or 25%, primarily as a result of a 16% reduction in average adjusted unit gross margin, with the volume decline also a contributor. The lower unit margins were due principally to a combination of increased competitive intensity in the reduced demand, well-supplied markets and fewer optimization opportunities for pipeline capacity.
Materials Handling
Materials handling net sales and adjusted gross margin decreased by $0.3 million and $0.4 million, respectively, or 1% for each, compared to the same period last year. The decrease was driven by a reduction at Kildair, as the decline due to the expiration of the crude handling contract at the end of May 2019 was more than the gains from additional activity with other customers. Revenues and margins in Sprague’s U.S. operations were up modestly as handling gains from windmill components due to Sprague’s first land-based wind project since 2017, were significantly offset by reduced activity in support of the paper industry, partly due to our exit from newsprint handling.
Other Operations
Net sales from other operations decreased by $4.8 million, or 19%, with a reduction in adjusted gross margin of $0.7 million, or 10%. The decline in adjusted gross margin was a result of a decrease in coal, primarily due to an adjustment following a physical inventory reconciliation.

Operating Costs and Expenses
The following tables set forth information regarding our results of operating costs and expenses for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2020	2019	$	%
	($ in thousands)
Operating expenses	$77,070	$84,924	$(7,854)	(9)%
Selling, general and administrative expenses	$81,514	$78,135	$3,379	4%
Depreciation and amortization	$34,066	$34,015	$51	—%
Interest expense, net	$40,370	$42,389	$(2,019)	(5)%

	Years Ended December 31,		Increase/(Decrease)
	2019	2018	$	%
	($ in thousands)
Operating expenses	$84,924	$88,659	$(3,735)	(4)%
Selling, general and administrative expenses	$78,135	$80,799	$(2,664)	(3)%
Depreciation and amortization	$34,015	$33,378	$637	2%
Interest expense, net	$42,389	$38,354	$4,035	11%
Operating Expenses. Operating expenses decreased $7.9 million, or 9%, compared to the same period last year, primarily reflecting a decrease of $4.7 million of employee-related expenses, $1.3 million in utilities and boiler fuel, $1.2 million of COVID-19 related expense reductions, and a $0.9 million decrease in repairs and maintenance expense.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 4%, led by $7.2 million increase in incentive compensation. The increase was partially offset by a $2.0 million decrease in corporate overhead items related to the impact of COVID-19, a $0.8 million reduction in our accretion expense, and a $0.8 million decrease in employee related expenses.
Depreciation and Amortization. Depreciation and amortization increased $0.1 million, or 0%, as no significant changes occurred during the year.
Interest Expense, net. Interest expense, net decreased $2.0 million, or 5%, compared to the same period last year primarily due to decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2020, our working capital was $(8.9) million.
As of December 31, 2020, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $104.0 million and the undrawn borrowing capacity under the acquisition facility was $32.2 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2020, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a high of $452.9 million to a low of $205.8 million.
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

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Years Ended December 31,
2020(1)	$3,810	$6,193	$10,003
2019	$6,474	$7,818	$14,292
2018 (2)	$6,825	$9,577	$16,402

(1)Excludes approximately $2.1 million for building and equipment expenditures related to replacement of assets at Kildair Tracy Terminal due to property, plant and equipment losses from the November 1, 2019 fire.
(2)Excludes approximately $0.8 million of land acquired in 2018 in connection with the 2017 Coen Energy acquisition.
We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.

Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2020 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$13,426	$6,985	$5,082	$1,072	$287
Finance lease obligations (including interest)	17,916	3,862	6,482	3,376	4,196
Credit facilities (including interest) (2)	767,279	381,874	385,405	—	—
Product purchases (3)	147,163	141,107	6,056	—	—
Transportation and storage (4)	45,178	26,144	18,561	473	—
Deferred consideration (5)	24,181	3,818	7,636	7,636	5,091
Total	$1,015,143	$563,790	$429,222	$12,557	$9,574

(1)We have leases for a refined products terminal, refined products storage, maritime charters, office and plant facilities that are accounted for as operating leases.
(2)Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2020. The Credit Agreement has a contractual maturity of May 19, 2022, and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. The current portion of Credit Agreement represents the amounts of the working capital facility. Interest is calculated using the rates in effect as of December 31, 2020, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.
(3)Product purchases include estimated purchase commitments for refined products and natural gas. The value of these future supply commitments, if not fixed in price, will fluctuate based on prevailing market prices. The prices at which we purchase refined products and natural gas are determined by reference to published market prices prevailing at the time of purchase. The value of our product purchase commitments were computed based on contractual prices.
(4)Transportation and storage commitments include refined products throughput agreements at third-party terminals and natural gas pipeline transportation and storage agreements that have minimum usage requirements.
(5)Deferred consideration payments are related to the Carbo acquisition (see Note 14 - Other Obligations, of Part II, Item 8 of this Annual Report on Form 10-K).
Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$154,466	$(65,365)	$158,979
Net cash provided by (used in) investing activities	$514	$(13,886)	$(16,855)
Net cash (used in) provided by financing activities	$(156,552)	$77,068	$(141,315)
Operating Activities
Net cash provided by operating activities for the year ended December 31, 2020 was $154.5 million and was favorably impacted by net income of $33.8 million, a decrease of $9.1 million in derivative instruments as a result of the increase in commodity prices in refined products during the year, a decrease of $88.1 million in accounts receivable driven by a combination of lower sales prices and volumes, a decrease of $37.7 million in inventories largely due to reductions in the cost of inventory purchases, as well as gain on the sale of the Mount Vernon terminal of $8.1 million included in the gain on sale of assets and insurance recoveries of $10.0 million. Cash flows from operations were negatively impacted as a result of a reduction of $52.8 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
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
Investing Activities
Net cash provided by investing activities for the year ended December 31, 2020 was $0.5 million and consisted primarily of $6.2 million related to maintenance capital expenditures, $3.8 million related to expansion capital expenditures across our terminal system offset by $12.7 million related to proceeds largely driven by the proceeds of approximately $10.3 million from the sale of the Mount Vernon terminal.
Net cash used in investing activities for the year ended December 31, 2019 was $13.9 million and consisted primarily of $7.8 million related to maintenance capital expenditures and $6.5 million related to expansion capital expenditures across our terminal system.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2020 was $156.6 million, and primarily resulted from $70.6 million of net payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels and the reduction of inventory levels as well as distributions of $67.3 million.
Net cash provided by financing activities for the year ended December 31, 2019 was $77.1 million, and primarily resulted from $150.4 million of net borrowings under our Credit Agreement due to increased financing requirements from higher commodity prices, year-end timing of accounts receivable levels and average higher inventory levels. These were offset by distributions to unitholders of $66.9 million.
Credit Agreement
On May 19, 2020, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair, (the "Canadian Borrower" and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a second amended and restated credit agreement (the “Credit Agreement”), which replaced the amended and restated credit agreement, dated December 9, 2014 (the “Previous Credit Agreement”). Upon the effective date, the Credit Agreement was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent of the decrease in the borrowing capacity. The Credit Agreement matures on May 19, 2022. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).
As of December 31, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:
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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. On or prior to November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.25% to 1.75% for loans bearing interest at the Base Rate and from 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.25% to 1.75% for loans bearing interest at the Base Rate and 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate. After November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and from 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 0.50% to 1.00% for loans bearing interest at the Base Rate and 1.50% to 2.00% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2020.
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
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018.
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
Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of unitholders’ equity. As of December 31, 2020, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).
Critical Accounting Policies and Estimates
Use of Estimates
The Partnership’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and reported net sales and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by the Partnership are assets and liabilities valuations as part of an acquisition, the fair value of derivative assets and liabilities, valuation of the reporting units within the goodwill quantitative impairment assessment, and if necessary long-lived asset impairments and environmental and legal obligations.

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
Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, we develop a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2020 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that there have been no goodwill impairments to date.
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
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(in thousands)
Refined products contracts	$15,434	$(26,194)	$54,616
Natural gas contracts	46,024	38,513	(1,353)
Total	$61,458	$12,319	$53,263
Substantially all of our commodity derivative contracts outstanding as of December 31, 2020 will settle prior to June 30, 2022.

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
Our interest rate swap agreements outstanding as of December 31, 2020 were as follows (in thousands):

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
During the two year period ended December 31, 2020, we hedged approximately 47% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2020, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $3.7 million and decrease by $1.6 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Commodity swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Commodity swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—

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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2020	2019	2018	2020	2019	2018
	(in thousands)			(in thousands)
At December 31	$228	$119	$193	$711	$502	$309
Average	675	127	54	424	381	358
High	2,448	461	193	738	657	740
Low	13	27	12	151	120	172

Item 8. Financial Statements and Supplementary Data
See Part IV, Item 15 - "Exhibits and Financial Statement Schedule—Index to Consolidated Financial Statements''.
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
As of December 31, 2020, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President, Chief Executive Officer and the Chief Financial Officer of the Partnership's general partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the general partner's President, Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2020.
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
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Partnership's internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this annual report on page F-4.
Changes In Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by our General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. The board of directors of our General Partner met four times during the 2020 fiscal year and each of its directors attended 100% of the meetings. The audit committee of the board of directors of our General Partner met seven times during the 2020 fiscal year, of which Mr. Harper and Ms. Bowman attended seven, and Mr. Hennelly attended six. The conflicts committee of the board of directors of our General Partner also met during the 2020 fiscal year.
The following table provides information as of March 4, 2021 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Michael D. Milligan	57	Chairman of the Board of Directors
Beth A. Bowman	64	Director
C. Gregory Harper	56	Director
Ben J. Hennelly	50	Director
Gary A. Rinaldi	63	Director
Sally A. Sarsfield	61	Director
David C. Glendon*	55	President, Chief Executive Officer and Director
David C. Long*	47	Chief Financial Officer
Thomas F. Flaherty*	65	Vice President, Refined Products
Steven D. Scammon*	59	Vice President, Chief Risk Officer
Paul A. Scoff*	61	Vice President, General Counsel, Chief Compliance Officer and Secretary
Joseph S. Smith*	64	Vice President, Corporate Development & IT
James A. Therriault*	60	Vice President, Materials Handling
Thomas E. Carey	63	Vice President, Operations
Brian W. Weego*	54	Vice President, Natural Gas

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
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

Ben J. Hennelly - Mr. Hennelly was appointed to the board of directors of our General Partner in July 2011 and was appointed as a member of the audit committee in February 2019. On February 26, 2021, Mr. Hennelly resigned his membership in the audit committee and the conflicts committee of the board of directors. Mr. Hennelly, currently President of The Agrippa Works, Inc., a strategy and technology consultancy, served as President and Chief Executive Officer of Decisyon, Inc., an Axel Johnson portfolio company from December 2014 through July 2017. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson during the period of March 2007 through June 2012 and as Executive Vice President for Axel Johnson from June 2012 through December 2014. Mr. Hennelly has held various positions within the Axel Johnson Group since joining our Predecessor in April 2003, including Vice President, Business Development of our Predecessor and, more recently, Vice President, Corporate Development at Axel Johnson. Before joining the Axel Johnson Group, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecommunication services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a Ph.D from Brown University. We believe that Mr. Hennelly’s 20 years of consulting and management experience in a variety of industries, together with his deep understanding of our business from nearly three years of service at our Predecessor, make Mr. Hennelly well-suited to serve on the board of directors of our General Partner.

Gary A. Rinaldi - Mr. Rinaldi was appointed to the board of directors of our General Partner in July 2011. Until his retirement from his role as an executive officer of our General Partner on December 31, 2018, Mr. Rinaldi served as Senior Vice President, Chief Operating Officer and Chief Financial Officer of our Predecessor from January 2008 and, in July 2011, was named to this position with our General Partner. Prior to his retirement from his role as an executive officer of our General Partner, Mr. Rinaldi had been continuously employed by the predecessors the Partnership (collectively, our "Predecessor") and the General Partner since April 2003. Before joining our Predecessor, Mr. Rinaldi was Managing Director and Chief Financial Officer for the SUN Group. Prior to that, Mr. Rinaldi held several senior financial and operational management positions at Phibro Energy, a division of Salomon Inc., including Vice President and Chief Financial Officer and Director of Phibro Energy Production Inc. Mr. Rinaldi received his Bachelor’s degree in Economics with a concentration in Accounting from The Wharton School, the University of Pennsylvania and is a former Certified Public Accountant. We believe that Mr. Rinaldi’s experience with our Predecessor plus his 22 years of prior experience in a variety of senior financial and operational management roles in the energy industry, when combined with his past service on multiple boards of directors, including currently serving on the board of directors of an Axel Johnson Inc. company, Brazeway, allows him to bring substantial experience and leadership skills to the board of directors of our General Partner.

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
Thomas E. Carey - Mr. Carey was appointed Vice President, Operations, on June 24, 2020. He is responsible for the safe, environmentally responsible and cost-efficient operation of our terminals and fleet. Mr. Carey joined Sprague in 2014. Prior to joining Sprague, Mr. Carey served as Senior Vice President of Operations for Castle Oil Corporation. Mr. Carey began his career in the oil industry in January 1979. In that time, he has continuously served in various positions including responsibility for terminals, fleet, safety, regulatory compliance, engineering and material handling.
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
Director Independence
NYSE rules do not require that the board of directors of our General Partner be composed of a majority of independent directors. Nonetheless, the board of directors of our General Partner has affirmatively determined that Ms. Bowman and Mr. Harper meet the independence standards established by the NYSE.
Committees of the Board of Directors
The board of directors of our General Partner has an audit committee and a conflicts committee. Each of the standing committees of the board of directors has the composition and responsibilities described below. NYSE rules do not require us to have a compensation committee or a nominating/corporate governance committee. Ms. Bowman and Mr. Harper are members of the audit committee and the conflicts committee.
Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Mr. Harper are the

current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2020.

On February 26, 2021, Mr. Hennelly resigned his membership in the audit committee and the conflicts committee of the board of directors because he no longer qualified as independent under the NYSE listing standards. Mr. Hennelly remains a director of the board of directors. Mr. Hennelly’s resignation from the audit committee of the board leaves the board’s audit committee with only two directors, each of whom are independent under the NYSE listing standards. In response to the Partnership's prior notice and a written affirmation filed on March 1, 2021 disclosing the Partnership's non-compliance with Section 303A.07(a) of the NYSE Listed Company Manual requiring audit committees to be comprised of at least three independent directors, the NYSE notified the Partnership on March 3, 2021 that it was deficient in meeting the Section 303A.07(a) requirement for three independent members on an audit committee.

The Partnership is undertaking a search for a new independent director and expects to announce a replacement as soon as reasonably practicable. Upon appointing a new member of the audit committee that meets the independence requirements of Section 10A-3 of, and Rule 10A-3 under, the Securities Exchange Act of 1934, as amended, and Section 303A.02 of the NYSE Listed Company Manual, the Partnership will regain compliance with the applicable NYSE listing standard.

Conflicts Committee
The board of directors of our General Partner established a conflicts committee to review specific matters that the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our General Partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Mr. Harper are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our General Partner of any duties it may owe us or our unitholders. The conflicts committee met 32 times during fiscal year 2020. Ms. Bowman and Mr. Harper attended all of these meetings.

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

Current conflicts committee members include Ms. Bowman and Mr. Harper and these two members qualify as independent directors, satisfying the SEC and NYSE standards for independence as of the date hereof.
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
Pursuant to our Corporate Governance Guidelines, Mr. Milligan is the lead, non-management director and will preside over regularly scheduled executive sessions of the board of directors without management ("Lead Director"). To view the designated Lead Director and the method for communicating directly with the Lead Director, please see the “Investor Relations—Corporate Governance” section of our website at https://investors.spragueenergy.com/corporate-governance.
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
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2020, referred to in this report as the “Named Executive Officers,” and to discuss why and how the 2020 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2020 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis.
The Named Executive Officers for the fiscal year ending December 31, 2020 are as follows:

David C. Glendon	President and Chief Executive Officer
David C. Long	Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Steven D. Scammon	Vice President, Chief Risk Officer
Brian W. Weego	Vice President, Natural Gas
Objectives of Our Executive Compensation Program
Our executive compensation program is based on the following principles:
•The compensation paid to our executives should be competitive with that paid to the executives of those companies with which we compete for executive talent so that we attract and retain a skilled and experienced management team.
•Incentive compensation should be a material portion of total compensation so that our executives are properly motivated to achieve or exceed our financial and business goals.
•Incentive compensation should align the interests of the executive team with those of the unitholders.
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
Components of Compensation
For the fiscal year ending December 31, 2020, the compensation for our Named Executive Officers consisted of the following elements:
•Base salary;
•Annual cash incentive bonus;
•Long-term equity incentive awards; and,
•Other benefits, including retirement, health and welfare, and related benefits and, in certain instances, the use of a car or a car allowance.

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
The following 2020 Base Salary increases for the Named Executive Officers became effective on April 6, 2020.

Name	2019 Base Salaries	2020 Base Salaries	Percentage Increase
David C. Glendon	$371,413	$375,000	1.0%
David C. Long	$255,000	$260,024	2%
Thomas F. Flaherty	$272,695	$275,014	0.9%
Steven D. Scammon	$284,436	$286,001	0.6%
Brian W. Weego	$265,720	$270,000	1.6%
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
The annual incentive bonus program is administered under the Sprague Resources LP 2013 Long-Term Incentive Plan (which we refer to as our LTIP). Historically, each year our board of directors has established one or more metrics for the annual incentive bonus. Our performance with respect to the applicable metric for that year has determined the level of funding of our annual incentive bonus pool. The annual incentive bonus is paid in a combination of cash and common units in the discretion of the board of directors to further align the interests of our Named Executive Officers with those of the unitholders.
Historically, the annual incentive bonus received by each Named Executive Officer has been initially calculated based on the percentage funding level for the total bonus pool. Mr. Glendon may then recommend a higher or lower annual incentive bonus based on each Named Executive Officer’s personal performance as well as the performance of their respective business for that year. Mr. Glendon submits his recommendations to the board of directors who then review and discuss the recommendations. After weighing all of this information, the board of directors would establish the final annual incentive bonus amounts for each Named Executive Officer. Once this determination is made, the board of directors determines what portion of the annual incentive bonus paid to each of the Named Executive Officers will be delivered in cash and what portion, if any, will be delivered in our common units. Generally, any portion of the annual incentive bonus delivered in common units to the Named Executive Officers is fully vested at the time of grant, subject to any holding requirements or restrictions, as determined by the board of directors in its discretion.
Annual incentive bonus targets for our Named Executive Officers have historically remained constant from one year to the next and are typically only modified in connection with a significant promotion. When setting the 2020 annual incentive bonus targets for the Named Executive Officers, the board of directors considered each Named Executive Officer’s position within the company as well as their relative level of responsibility and their ability to directly impact our success. The 2020 targets for Messrs. Long, Flaherty, Scammon and Weego were each set at 50% of their base salary, which is consistent with employees serving at the Vice President level and other direct reports of the Chief Executive Officer. The 2020 target for Mr. Glendon was set at 100% of his base salary in order to reflect the additional responsibilities associated with his position.
Our board of directors initially selected distributable cash flow as the performance metric for the 2020 annual incentive bonus program, as such metric demonstrates the Partnership's ability to deliver on its growth plan and generate distributable cash flow for distributions to unitholders. Distributable cash flow is a non-GAAP measure; and, for Named Executive Officer annual incentive compensation purposes, we define distributable cash flow as net income (loss) before interest, income taxes, depreciation and amortization adjusted for unrealized hedging losses and gains, in each case with respect to refined products and natural gas inventory, and natural gas transportation contracts, and increased by incentive compensation expense expected to be settled with the issuance of our common units, expenses related to business combinations and other adjustments. Additionally, for annual incentive compensation purposes, there is an allocation of overhead charges and other minor adjustments made to the total distributable cash flow.
The board initially proposed a minimum distributable cash flow threshold for annual incentive compensation purposes of $60.7 million for the 2020 annual incentive bonus pool that must be met before the pool will begin to fund. Under the proposed thresholds, once the distributable cash flow threshold is met for the 2020 year, 25% of distributable cash flow is allocated to the bonus pool until the bonus pool is funded at a level equal to 200% of the target bonus pool amount. After the bonus pool is funded at 200% of the target bonus pool amount, 10% of the additional distributable cash flow above that level, if any, is allocated to the bonus pool. For 2020, actual distributable cash flow for annual incentive compensation purposes was $76.6 million. As a result, the minimum distributable cash flow threshold level for the annual incentive bonus program was met.
However, no amount will be paid under this 2020 annual bonus program as initially proposed. Our board of directors is evaluating and redesigning our short and long term incentive programs for 2021. As part of this redesign, the board of directors has determined in its discretion to not award any amounts based on the 2020 annual bonus program described above.
In lieu of proposed short term or long term incentives under our former programs, the board of directors has granted to each of our Named Executive Officers a 2020 bonus amount to be paid in a combination of cash and common units, reflected in the Summary Compensation Table below. The board determined the amount for these bonus payments based on our performance, as well as the individual performance of the officer, and in the case of all officers other than Mr. Glendon, the recommendation of Mr. Glendon. In accordance with the SEC's rules and regulations, the 2021 short-term incentive bonus program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2021.
Long-Term Equity Incentive Awards
In October 2013, our General Partner adopted the LTIP, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards.

    In March 2020, our board of directors initially proposed awards of unit-settled performance-based phantom units that vest based on earnings before interest, tax, depreciation and amortization at Sprague Holdings reduced by interest expense and capital expenditures ("Sprague Holdings Operating Cash Flow" or "Sprague Holdings OCF") over a three-year performance period. Sprague Holdings does not generate audited financial statements but is included in the audited financial statements of our Sponsor, Axel Johnson. The board determined that calculating the performance metric at Sprague Holdings would reflect the fact that the General Partner manages assets owned by Axel Johnson that were not contributed to the Partnership. The board believes that this compensation structure avoids the possibility of misaligned peer groupings and that the incentive compensation reflects the General Partner's total management activity. A majority of the assets at Sprague Holdings were formerly held by our Predecessor and consist of one operating terminal and one terminal that is not in operation, both of which were similar in nature to assets currently held by the Partnership. Accordingly, the board of directors believes that there is a high correlation of performance between Sprague Holdings and the Partnership.

    Under the 2020 long-term equity incentive program as originally approved by our board of directors, Sprague Holdings OCF is measured over a performance period from January 1, 2020 through December 31, 2022, and must exceed $146.3 million before any of the phantom units granted in 2020 will vest. The table below shows the rate of increase in Sprague Holdings OCF above the $146.3 million threshold amount and the corresponding proposed vesting level of the 2020 phantom units.

Increase of Sprague Holdings Operating Cash Flow Above Threshold	Percentage of Target Phantom Units that Vest
0.0%	0%
5.2%	50%
10.3%	100%
44.9%	200%
If the growth of Sprague Holdings Operating Cash Flow for the performance period falls between the percentiles enumerated above, then the number of phantom units that vest will be calculated using straight line interpolation.

In September 2020, the board of directors granted a target number of the phantom unit awards described above, having a grant date fair value of $15.16 per unit, to each of our Named Executive Officers as follows:

	2020 Long-Term Incentive Program
Name	Target Number of Phantom Units Granted	Grant Date Fair Value per Common Unit (1)
David C. Glendon	27,000	$15.16
David C. Long	9,000	$15.16
	7,500	$19.25
Thomas F. Flaherty	9,000	$15.16
Steven D. Scammon	7,000	$15.16
Brian W. Weego	9,000	$15.16

(1)The value of the phantom performance awards is based on the grant date fair value of those common units, as calculated pursuant to FASB ASC Topic 718.
These awards also included a tandem distribution equivalent right that would be paid upon the settlement of the underlying phantom unit. Additionally, in December 2020 the board of directors made a discretionary equity grant to Mr. Long of 7,500 immediately vested restricted stock units, with a grant date fair value of $19.25.
As with the short term incentive program, our board of directors is evaluating and redesigning our long term incentive program for 2021.
In connection with this redesign, our board of directors has determined in its discretion to terminate all phantom unit awards granted in 2018, 2019 or 2020 for no value. Instead, the board of directors has granted to each of our Named Executive Owners a 2020 bonus amount to be paid in a combination of cash and common units, as reflected in the Summary Compensation Table below. The board determined the amount for these bonus payments based on our performance, as well as the individual performance of the officer, and in the case of all officers other than Mr. Glendon, the recommendation of Mr. Glendon.

In accordance with the SEC's rules and regulations, the 2021 long-term equity incentive program will be discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2021.

Severance and Change in Control Benefits
The Named Executive Officers did not have agreements with us that contained severance provisions or change of control payment provisions during the 2020 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they enter into a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
Our form of award agreement for performance-based phantom units for awards granted in 2020 provided for prorated vesting at the end of the performance period based on the actual performance level achieved if the grantee ceased to provide services to us and our affiliates before the end of the applicable performance period as a result of: (i) a qualifying retirement, (ii) death, or (iii) disability. However, as described above, all outstanding long-term incentive awards have been terminated due to the ongoing redesign of all of our incentive compensation components and will not be paid.
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
Retirement Benefits
During 2020, we provided all employees hired prior to January 1, 1991 who were scheduled to work at least 30 hours per week and met certain age and service requirements with the opportunity to participate in our retiree health plan. The obligation for premiums under the retiree health plan is shared by both us and the participants; and, our contributions to such premiums are capped. The retiree health plan does not provide dental benefits. Because Mr. Flaherty is the only Named Executive Officer that was employed by our Predecessor prior to January 1, 1991, he is the only Named Executive Officer eligible to participate in our retiree health plan. We also provide our employees with the opportunity to receive post-retirement life insurance on a non-discriminatory basis so long as certain age and service requirements are met. We have historically provided all eligible employees with a retirement program that consisted of two separate plans. All retirement plans discussed below are sponsored and administered by Axel Johnson.
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
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for such employee to properly perform his or her job duties. Employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2020, Mr. Flaherty was the only Named Executive Officer eligible to receive this benefit.

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
Our compensation policies and practices are centrally designed and administered, and are substantially identical between our business divisions, except in cases such as commission arrangements which have been tailored to encourage specific sales behavior. In addition, we believe the following specific factors, in particular, reduce the likelihood of excessive risk-taking:

•Our overall compensation levels are competitive with the market.
•Our compensation mix is balanced among fixed components like salary and benefits, as well as annual incentives that reward overall company and individual performance.
•Our long-term equity incentive program ties vesting to performance over a period of multiple years with common units paid out at the end of the applicable performance period if the pre-established goals are met. These programs were designed to encourage executives to focus on unitholder interests over the longer term. In contrast, the annual incentive bonus focuses on performance over the shorter term. The combination of both programs appropriately focuses our employees on both our short- and long-term performance.
•The board of directors of our General Partner has retained an appropriate level of discretion to reduce annual incentive bonus payments if it determines that such adjustments would be appropriate based on our interests and the interests of our unitholders.
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
Our board of directors is currently reevaluating and redesigning our executive compensation for 2021 and the future, based on these principles and considerations.

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)(4)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
David C. Glendon	2020	381,177	45,000	727,177	N/A	24,510	1,177,864
President and Chief Executive Officer	2019	371,307	—	502,400	N/A	24,080	897,787
	2018	369,936	—	466,000	N/A	23,650	859,586
David C. Long Chief Financial Officer	2020	263,575	40,000	337,377	13,836	22,668	677,456
	2019	255,000	—	171,520	16,857	21,898	465,275
Thomas F. Flaherty	2020	279,635	40,000	228,759	51,066	50,031	649,491
Vice President, Refined Products	2019	272,696	—	145,920	97,304	48,781	564,701
	2018	271,611	—	122,325	—	49,400	443,336
Steven D. Scammon	2020	291,050	40,000	220,544	20,024	24,510	596,128
Vice President, Chief Risk Officer	2019	284,437	—	134,560	26,476	23,791	469,264
	2018	283,306	—	116,500	—	23,650	423,456
Brian W. Weego	2020	270,000	30,000	228,759	20,175	23,560	572,494
Vice President, Natural Gas	2019	265,721	—	145,920	25,978	22,851	460,470
	2018	263,637	—	122,325	—	23,057	409,019

(1)Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary.
(2)Amounts in this column for 2020 reflect the discretionary cash bonus paid to the Named Executive Officers for the 2020 year. Amounts in this column for 2019 and 2018 reflect the fact that no cash amounts were paid under our annual incentive bonus program for these years.
(3)Amounts in this column for 2020 reflect the grant date fair value for the common units granted to our Named Executive Officers as a 2020 annual incentive bonus, which for Mr. Glendon was $505,000, for Mssrs. Long and Scammon was $165,000, for Mr. Flaherty was $170,000, and for Mr. Weego was $170,000.
(4)This column also reflects the grant date fair value of the common units granted to our named executive officers as a 2020 long-term incentive bonus, which for Mr. Glendon was $222,177, for Mr. Long was $28,002, for Mssrs. Flaherty and Weego was $58,759, and for Mr. Scammon was $55,544, and the grant date fair value of a grant to Mr. Long of immediately vested restricted stock units which was $144,375.

(5)Amounts in this column represent the actuarial increase, if any, in the present value of benefits under the DB Plan and the RRP determined by using interest rate and mortality rate assumptions consistent with those used in the Pension Benefits table below. Mr. Glendon does not participate in these plans. Negative values are not reported in this column and are instead indicated by use of a dash.
(6)The amounts set forth in this column for 2020 represent: (i) 401(k) plan matching contributions; (ii) our contribution to the DC Plan; (iii) Named Executive Officer car allowance for Mr. Flaherty; and, (iv) other incidental payments. Although we typically make a contribution to the DC Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty as a result of his age and years of service at the time of the adoption of the DC Plan, and, as such, the amount of his DC Plan contribution is double that of the other Named Executive Officers. For a quantification of these benefits, please see the table below. For more information regarding these benefits, please see the Other Benefits section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	Other Incidental ($)	All Other Compensation Total ($)
David C. Glendon	10,260	14,250	—	—	24,510
David C. Long	9,489	13,179	—	—	22,668
Thomas F. Flaherty	10,067	27,964	12,000	—	50,031
Steven D. Scammon	10,260	14,250	—	—	24,510
Brian W. Weego	9,862	13,698	—	—	23,560
Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the performance-based phantom units granted in September 2020. These equity-based awards were granted pursuant to our LTIP and were cancelled for no value in the discretion of our board of directors. More information regarding the terms of these awards is provided in the “Components of Compensation—Long-Term Equity Incentive Awards” section of our Compensation Discussion and Analysis above.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units (2)	Grant Date Fair Value of Stock and Option Awards ($)(3)
		Threshold (#)	Target (#)	Maximum (#)
David C. Glendon	9/23/2020	—	27,000	54,000	—	409,320
David C. Long	9/23/2020	—	9,000	18,000	—	136,440
		—	—	—	7,500	144,375
Thomas F. Flaherty	9/23/2020	—	9,000	18,000	—	136,440
Steven D. Scammon	9/23/2020	—	7,000	14,000	—	106,120
Brian W. Weego	9/23/2020	—	9,000	18,000	—	136,440

(1)Amounts shown in the “Estimated Future Payouts Under Equity Incentive Plan Awards” columns represent the target and maximum settlement levels with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP during 2020. The performance-based phantom unit awards do not have a threshold value. These phantom unit awards have been cancelled for no value. For more information regarding the performance-based phantom unit awards, please see the "Components of Compensation - Long-Term Equity Incentive Awards" section of our Compensation Discussion and Analysis above.
(2)The amount shown in this column represents a discretionary grant to Mr. Long of immediately vested restricted stock units during 2020. For more information regarding the performance-based phantom unit awards, please see the "Components of Compensation - Long-Term Equity Incentive Awards" section of our Compensation Discussion and Analysis above.
(3)The amounts in this column reflect the aggregate grant date fair value of awards granted to our Named Executive Officers in 2020 computed in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. The grant date fair value of the phantom units issued pursuant to our long term equity incentive program was $15.16 per phantom unit and the grant date fair value of the discretionary grant of restricted stock units was $19.25. For a discussion of the valuation assumptions used in determining the grant date fair value of these awards see Note 20 - Equity and Equity-Based Compensation of the Notes to Consolidated Financial Statements included in this Annual Report.
Outstanding Equity Awards at Fiscal Year-End
The following table reflects the total number and estimated value of outstanding performance based phantom units held by our Named Executive Officers as of December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights That Have Not Vested ($)(1)
David C. Glendon	—	—	27,000	(2)	511,650
			30,000	(3)	568,500
			20,000	(4)	379,000
David C. Long	—	—	9,000	(2)	170,550
			8,000	(3)	151,600
			—	(4)	—
Thomas F. Flaherty	—	—	9,000	(2)	170,550
			8,000	(2)	151,600
			5,250	(3)	99,488
Steven D. Scammon	—	—	7,000	(2)	132,650
			7,500	(3)	142,125
			5,000	(4)	94,750
Brian W. Weego	—	—	9,000	(2)	170,550
			8,000	(3)	151,600
			5,250	(4)	99,488

(1)Amounts represented assume a market value of $18.95 per common unit, the closing price of our common units on December 31, 2020.
(2)    Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on September 23, 2020 based on our performance through December 31, 2020 as required by the Exchange Act. These awards have since been terminated for no value. Neither the award nor any related dividend equivalent rights will vest or be paid at any time.
(3) Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 12, 2019 based on our performance through December 31, 2020 as required by the Exchange Act. These awards have since been terminated for no value. Neither the award nor any related dividend equivalent rights will vest or be paid at any time.
(4) Because these awards do not have a threshold value, these figures represent the target settlement level with respect to the performance-based phantom unit awards granted to our Named Executive Officers pursuant to our LTIP on March 8, 2018 based on our performance through December 31, 2020 as required by the Exchange Act. These awards have been terminated for no value. Neither the award nor any related dividend equivalent rights will vest or be paid at any time.
Option Exercises and Stock Vested
No time-based or performance-based phantom units held by our Named Executive Officers vested during 2020. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise.

Pension Benefits
The following table summarizes the benefits that our Named Executive Officers have accrued under the DB Plan and the RRP in fiscal year 2020.

Name	Plan Name	Number of Years Credited Service (#)(1)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During 2020 Fiscal Year ($)
David C. Glendon	Axel Johnson Inc. Retirement Plan	—	—	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
David C. Long	Axel Johnson Inc. Retirement Plan	5.6	74,067	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—
Thomas F. Flaherty	Axel Johnson Inc. Retirement Plan	20.4	875,436	—
	Axel Johnson Inc. Retirement Restoration Plan	20.4	225,095	—
Steven D. Scammon	Axel Johnson Inc. Retirement Plan	3.0	125,972	—
	Axel Johnson Inc. Retirement Restoration Plan	3.0	35,783	—
Brian W. Weego	Axel Johnson Inc. Retirement Plan	5.0	132,498	—
	Axel Johnson Inc. Retirement Restoration Plan	—	—	—

(1)Amounts in this column represent the number of years of credited service rounded to the nearest month and were frozen as of December 31, 2003.
(2)Mr. Glendon was not eligible to participate in the DB Plan or the RRP as he was hired after January 1, 2003.
(3)Amounts in this column represent the actuarial present value of each Named Executive Officer’s accumulated benefit under the DB Plan and the RRP as of December 31, 2020. In quantifying the present value of the accumulated benefit indicated above, we used the same assumptions used for financial reporting purposes under GAAP, except that retirement age was assumed to be the earliest time at which a participant may retire under the plan without any benefit reduction due to age. The material assumptions were as follows: (i) an estimated discount rate of 2.60% for the Axel Johnson Inc. Retirement Plan and an estimated discount rate of 2.40% for the Axel Johnson Inc. Retirement Restoration Plan; (ii) the Pri-2012 annuitant table and the MP-2020 mortality improvement scale applied from the Pri-2012 mortality table base year; and, (iii) expected long-term rate of return on plan assets of 6.25%.
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
The normal retirement age is 65 years old. A participant may qualify for early retirement if, when the participant leaves the company, that participant is at least 55 years old and has at least ten years of total credited service. As of December 31, 2020, under the DB Plan, Mr. Flaherty was the only Named Executive Officer eligible for normal retirement; whereas Named Executive Officer Mr. Scammon was eligible for early retirement. A participant can receive full DB Plan benefits as early as the participant’s 62nd birthday. If a participant elects to receive a benefit prior to age 62, the benefit would be reduced by 5/12% for each month (5% per year) that the benefit starts before age 62. If a participant ceases to be employed by us prior to age 55 or prior to accumulating ten years of credited service, the participant may elect to receive the deferred vested benefit beginning as early as age 55. However, if the participant elects to receive the benefit before the normal retirement date, such benefit will be reduced by 1/2 % for each month (6% per year) that payment of the benefit starts before the normal retirement date.
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
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2020 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they execute a release. A termination without “cause” has historically been determined on a case-by-case basis rather than by applying any one definition or a specific set of events to each employee. The severance payments historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above, consist of the following: (i) 12 months of continued base salary severance, (ii) 6 months of outplacement support; and, (iii) health and dental insurance for 12 months provided at the same cost as such individual paid during his or her employment with us.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Accelerated Equity ($)(4)	Total Potential Termination Benefits ($)
David C. Glendon
Termination Without Cause	375,000	6,000	23,401	—	404,401
Retirement, Death, Disability	—	—	—	1,099,100	1,099,100
David C. Long
Termination Without Cause	260,024	6,000	25,221	—	291,245
Retirement, Death, Disability	—	—	—	315,833	315,833
Thomas F. Flaherty
Termination Without Cause	275,014	6,000	17,584	—	298,598
Retirement, Death, Disability	—	—	—	315,833	315,833
Steven D. Scammon
Termination Without Cause	286,001	6,000	23,401	—	315,402
Retirement, Death, Disability	—	—	—	277,933	277,933
Brian W. Weego
Termination Without Cause	270,000	6,000	17,584	—	293,584
Retirement, Death, Disability	—	—	—	315,833	315,833

(1)    Amounts in this column reflect 12 months' worth of continued base salary severance based on each Named Executive Officer's base salary in effect as of December 31, 2020.

(2)    Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period. The actual cost of such services could vary based on the individual needs of each Named Executive Officer and the outside provider of such services.
(3)    Amounts in this column reflect the value of continued health and dental benefits for a 12-month period based on the value of the benefits received by each individual as of December 31, 2020.
(4)    Had they not been terminated following the end of the 2020 year, a prorated portion of the performance-based phantom units granted in 2019 and 2020 would remain outstanding and eligible to vest based on actual performance, as determined following the end of the applicable performance period, in the event of a Named Executive Officer's separation from service due to a qualified retirement, death or Disability (as described below) prior to the completion of the applicable performance period. The performance periods applicable to the 2019 and 2020 awards will end on December 31, 2021 and December 31, 2022, respectively, and the number of phantom units that would vest for each award will be based on performance through the last day of the applicable performance period. Based upon the performance metrics applicable to the 2019 phantom unit awards and using our performance through December 31, 2020, it is estimated that the phantom units granted in 2019 would vest at the maximum level following the end of the performance period, and accordingly the maximum value of the 2019 awards are included in the calculation of our Named Executive Officers' retirement or termination due to death or Disability on December 31, 2020, calculated using the closing price of our common units on December 31, 2020, which was $18.95. Based upon the performance metrics applicable to the 2020 phantom unit awards and using our performance through December 31, 2020, it is estimated that the phantom units granted in 2020 would vest at the maximum level following the end of the performance period, and accordingly the maximum value of the 2020 awards are included in the calculation of our Named Executive Officers' retirement or termination due to death or Disability on December 31, 2020, calculated using the closing price of our common units on December 31, 2020, which was $18.95.

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

For the performance-based phantom units granted in 2019 and 2020, the applicable award agreements provide that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement (A) on or after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) Disability (as defined below), then, in each case, the Named Executive Officer is eligible to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period, prorated by the number of days that elapsed in the applicable performance period prior to such cessation of services to us, our General Partner, or our respective affiliates. Other than in the event of a separation from service due to a qualified retirement, death or Disability, the Named Executive Officers must remain employed through the applicable date of vesting of the performance-based phantom unit awards, which coincides with the last day of the applicable performance period, in order to receive delivery of the common units thereunder.

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

For the performance-based phantom units granted in 2019 and 2020, the applicable award agreements provide that in the event the Named Executive Officer ceases to provide services to us, our General Partner, or our respective affiliates before the end of the applicable performance period by reason of: (i) the Named Executive Officer’s retirement (A) on or after having attained age 60, provided that such Named Executive Officer has provided at least ten consecutive years of service as of the date of such retirement, or (B) having attained the age of 65, (ii) death, or (iii) Disability (as defined below), then, in each case, the Named Executive Officer is eligible to receive the number of phantom units he or she would otherwise be entitled to receive under the award agreement based on the actual level of performance attainment determined following the end of the applicable performance period, prorated by the number of days that elapsed in the applicable performance period prior to such cessation of services to us, our General Partner, or our respective affiliates. Other than in the event of a separation from service due to a qualified retirement, death or Disability, the Named Executive Officers must remain employed through the applicable date of vesting of the performance-based phantom unit awards, which coincides with the last day of the applicable performance period, in order to receive delivery of the common units thereunder.

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

CEO Pay Ratio - 14.3:1
Pursuant to Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation for fiscal year 2019 of Mr. Glendon, our Chief Executive Officer (“CEO”), to that of our Median Employee (as defined below).
For fiscal year 2020, our CEO’s annual total compensation, as reported in the Summary Compensation Table, was $1,177,864, and our Median Employee’s annual total compensation was $82,217. The ratio of our CEO’s total annual compensation to that of our Median Employee for fiscal year 2019 is 14.3 to 1.

Determining our Median Employee
In determining our Median Employee (as defined below), we selected October 31, 2020 as the date on which to identify our total employee population, which includes all employees in the U.S. and Canada. Employees on leave of absence were also included. In identifying our Median Employee, we used the actual compensation of all of our employees for the twelve-month period of January 1, 2020, through December 31, 2020, which included the following items:
i.Actual wages and salaries based on all payroll payments, excluding group term life; and
ii.Actual target annual incentive bonus amounts for each employee.

For permanent employees who were not employed for the full twelve-month period, their wages, salaries and target annual incentive bonuses were adjusted to reflect an estimate of such base rates of pay for the full twelve-month period. Wages and salaries were not adjusted for seasonal, part-time or temporary employees. In addition, we applied a Canadian to U.S. dollar exchange rate of 0.78 USD per 1.00 CAD at December 31, 2020 to the compensation elements paid in Canadian currency.
After calculating each employee’s compensation using this consistently applied methodology, we then ranked all of our employees, excluding the CEO, based on compensation from lowest to highest. We calculated the annual total compensation of the employee ranked 405 in the same manner as the "Total Compensation" shown for our CEO in the Summary Compensation Table above to determine compensation for the median employee ("Median Employee").

2020 DIRECTOR COMPENSATION
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
The table below summarizes the compensation paid to independent directors for the fiscal year ended December 31, 2020.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Unit Awards ($)(3)	Total ($)
C. Gregory Harper	110,000	60,000	170,000
Beth A. Bowman	110,000	60,000	170,000
Ben J. Hennelly	70,000	60,000	130,000
Gary A. Rinaldi	60,000	60,000	120,000

(1)Mr. Milligan and Ms. Sarsfield, as officers of Axel Johnson, and Mr. Glendon are not included in this table because they receive no separate compensation for their services as directors. The compensation received by Mr. Glendon as a Named Executive Officer is shown in the Summary Compensation Table.
(2)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash for fiscal year 2020, including annual retainer fees and chairmanship or membership fees. Ms. Bowman served on the Conflicts Committee (Chairman) and the Audit Committee, and Mr. Harper served on the Audit Committee (Chairman) and Conflicts Committee. Mr. Hennelly was a member of the Audit Committee and the Conflicts Committee during the year ended December 31, 2020. Ms. Bowman and Mr. Harper received an additional annual fee of $35,000 for their work on the Conflicts Committee related to the non-binding proposal from Sprague Holdings, dated March 25, 2020, to acquire all of the outstanding common units of the Partnership not already owned by Sprague Holdings and its affiliates.
(3)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Messrs. Harper, Hennelly and Rinaldi and Ms. Bowman all received a fully vested grant of 3866 common units valued at approximately $60,000 in October 2020. Please see Note 20 - Equity and Equity-Based Compensation in the Notes to our Consolidated Financial Statements for assumptions used in valuing our common units.
(4)On December 31, 2020, none of our directors held outstanding, unvested equity awards.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units of Sprague Resources LP that are issued and outstanding as of March 4, 2021 and held by:

•each person known by us to be a beneficial owner of more than 5% of our outstanding units, including Sprague Holdings;
•each of the directors of and nominees to our General Partner’s board of directors;
•each of the named executive officers of our General Partner; and
•all of the directors, director nominees and executive officers of our General Partner as a group.
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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Sprague Holdings LLC (1)(2)	12,951,236		56.4%
Axel Johnson (2)(3)	12,951,236		56.4%
Lexa International Corporation (2)(4)	12,951,236		56.4%
Antonia Ax:son Johnson (2)(5)	12,951,236		56.4%
Hartree Partners GP, LLC (6)	3,495,511		15.2%
Hartree Bulk Storage & HP Bulk Storage Manager (7)	3,495,511		15.2%
Gary A. Rinaldi	117,709		*
David C. Glendon	100,887		*
Thomas E. Flaherty	38,069		*
Brian W. Weego	34,719		*
Steven D. Scammon	31,123		*
Michael D. Milligan	20,000		*
C. Gregory Harper	23,851		*
Beth A. Bowman	19,525		*
Sally A. Sarsfield	4,100		*
Ben J. Hennelly	—		*
All executive officers and directors of our General Partner as a group (15 persons)	462,673	(8)	2.0%

*	Represents less than 1%.
(1)The address for this entity is 185 International Drive, Portsmouth, NH 03801.

(2)Common units shown as beneficially owned by Axel Johnson, Lexa International Corporation and Antonia Ax:son Johnson reflect common units owned of record by Sprague Holdings. Sprague Holdings is a wholly-owned subsidiary of Axel Johnson and, as such, Axel Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings and its subsidiaries, but disclaims such beneficial ownership. Axel Johnson is a wholly-owned subsidiary of Lexa International Corporation and, as such, Lexa International Corporation may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership. Lexa International Corporation, through certain non-U.S. entities, is controlled by Antonia Ax:son Johnson and, as such, Antonia Ax:son Johnson may be deemed to share beneficial ownership of the units beneficially owned by Sprague Holdings, but disclaims such beneficial ownership. Pursuant to the IDR Reset Election, the Partnership is expected to issue 3,107,248 common units to Sprague Holdings on March 5, 2021.
(3)The address for this entity is 155 Spring Street, 6th Floor, New York, NY 10012.
(4)The address for this entity is 2410 Old Ivy Road, Suite 300, Charlottesville, VA 22903.
(5)The address for this person is c/o Axel Johnson Inc. 155 Spring Street, 6th Floor, New York, NY 10012.
(6)The address of Hartree Partners GP, LLC ("Hartree") is 1185 Avenue of the Americas, New York, NY 10036. Hartree reported shared voting power and shared dispositive power for 2,115,365 common units that are held by Hartree and/or its subsidiaries. Beneficial ownership reported is based solely on Form 13F filed on February 16.
(7)The address of Hartree Bulk Storage, LLC and HP Bulk Storage Manager, LLC (collectively "Hartree Bulk Storage") is 1185 Avenue of the Americas, New York, NY 10036. Hartree Bulk Storage reported shared voting power and shared dispositive power for 1,375,00 common units that are held by Hartree Bulk Storage and/or its subsidiaries. Beneficial Ownership reported is based solely on Schedule 13D filed on September 29, 2020.
(8)The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	436,037	—	520,562
Equity compensation plans not approved by security holders	—	—	—

(1)Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2020. We have not granted any stock option awards.
(2)The outstanding phantom units do not have an exercise price. As such, there is no weighted average exercise price to report for outstanding awards.
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

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common unitholders, including Sprague Holdings as the holder of an aggregate of 12,951,236 common units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2020, Sprague Holdings received $8.3 million related to its incentive distribution rights and received distributions of approximately $31.5 million on its common units.
On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in our partnership agreement. Pursuant to the IDR Reset Election, the Partnership will issue 3,107,248 common units to Sprague Holdings, the minimum quarterly distribution amount will be increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election is expected to be consummated on March 5, 2021.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $92.5 million for the year ended December 31, 2020.
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
This right of first refusal will not apply to:
•Any acquisition of any additional interests in any assets or businesses owned by Axel Johnson or its controlled affiliates at the time of the IPO but not contributed to us in connection with the IPO, including any replacements and natural extensions thereof;
•Any investment in or acquisition of any assets or businesses primarily engaged in the businesses in which we are engaged as of the closing of the IPO and that do not operate primarily in the United States or Quebec, Ontario or the Maritimes, Canada;
•Any investment in or acquisition of a minority non-controlling interest in any assets or businesses primarily engaged in the businesses described above; or
•Any investment in or acquisition of any assets or businesses that Axel Johnson or its controlled affiliates, at the time of the closing of the IPO, are actively seeking to invest in or acquire, or have the right to invest in or acquire.
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
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $92.5 million for the year ended December 31, 2020.
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

Item 14. Principal Accounting Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2020. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following table presents fees billed for auditing, tax and related services rendered by Ernst & Young LLP to us for each of the last two fiscal years.

	Fiscal 2020	Fiscal 2019
Audit Fees (1)	$2,056,517	$2,345,000
Audit-Related Fees	—	7,820
Tax Fees (2)	248,958	310,298
Total	$2,305,475	$2,663,118

(1)Audit fees consisted of the audit of our annual financial statements, reviews of our interim financial statements and services associated with SEC registration statements and other SEC matters.
(2)Tax fees consisted of services related to tax compliance, the review of our partnership Form K-1, and research and consultation on other tax related matters.
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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2020 and 2019 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2020.

1	Sprague Resources LP Audited Consolidated Financial Statements:

2	Financial Statement Schedules—No schedules are included because the required information is inapplicable or is presented in the Consolidated Financial Statements or related notes thereto.

3	Exhibits:

Exhibit No.	Description

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

3.3*	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013, effective March 1, 2021.

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective October 25, 2019 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed October 25, 2019 (File No. 001-36137)).

Exhibit No.	Description

3.5
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective December 20, 2017 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed December 20, 2017 (File No. 001-36137).

3.6
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

3.8*
Composite copy of the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP, dated as of October 30, 2013, as amended by Amendment No. 1, effective December 20, 2017, Amendment No. 2, effective October 25, 2019, and Amendment No. 3, effective March 1, 2021.

4.1
Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 of Sprague Resources LP’s Annual Report on Form 10-K for the year ended December 31, 2019, filed March 5, 2020 (File No. 001-36137)).

10.1
Second Amended and Restated Credit Agreement, dated as of May 19, 2020, among Sprague Operating Resources LLC, as U.S. borrower, Kildair Service ULC, as Canadian borrower, the several lenders parties thereto, MUFG Bank Ltd., as administrative agent, the co-syndication agents, the co-collateral agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed May 21, 2020 (File No. 001-36137)).

10.2
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

10.7†	Form of Phantom Unit Award Agreement (incorporated by reference to Exhibit 10.8 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.8†	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.9 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

10.9†	Form of Unit Award Letter (incorporated by reference to Exhibit 10.10 to Sprague Resources LP’s Registration Statement on Form S-1, filed on September 24, 2013 (File No. 333-175826)).

Exhibit No.	Description

10.10†
Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on August 13, 2014 (File No. 001-36137)).

10.11†	Amended and Restated Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36137)).

10.12†	Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.13 of Sprague Resources LP's Annual Report on Form 10-K filed March 10, 2016 (File No. 001-36137)).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules and its materiality and privacy or confidentiality analyses.
Item 16. Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 4, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael D. Milligan		March 4, 2021
Michael D. Milligan	Chairman of the Board of Directors

/s/ David C. Glendon		March 4, 2021
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Long		March 4, 2021
David C. Long	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 4, 2021
Beth A. Bowman	Director

/s/ C. Gregory Harper		March 4, 2021
C. Gregory Harper	Director

/s/ Ben J. Hennelly		March 4, 2021
Ben J. Hennelly	Director

/s/ Gary A. Rinaldi		March 4, 2021
Gary A. Rinaldi	Director

/s/ Sally A. Sarsfield		March 4, 2021
Sally A. Sarsfield	Director

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, unitholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2021 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill Impairment Assessment

Description of the Matter
At December 31, 2020, the Partnership’s goodwill balance was $115 million. As described in Note 1 to the consolidated financial statements, the Partnership tests goodwill for impairment at the reporting unit level on an as needed basis or at least annually, using either a qualitative assessment or a single step quantitative approach. In instances where a quantitative impairment test of goodwill allocated to a reporting unit is performed, the Partnership estimates the fair value of the reporting unit based on future net discounted cash flows.

Auditing management's annual quantitative goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the Partnership's reporting units. In particular, the fair values of the reporting units are sensitive to significant assumptions, such as forecasted operating results, discount rates and growth rates, which contemplate business, market and overall economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Partnership’s processes to assess goodwill for impairment, including the controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Partnership’s reporting units, we performed audit procedures, with the support of our valuation specialists, that included, among others, assessing the valuation methodology selected by management and testing the significant assumptions discussed above and testing the completeness and accuracy of underlying data used by management in its analysis. We compared the growth rates, forecasted operating results, and other cash flow assumptions used by management to current industry and economic trends, the reporting units’ historical results, and results and projections of relevant peer companies in the industry. We evaluated the selection of the discount rate by developing a range of independent estimates and comparing those to the rates selected by management. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2007.

Boston, Massachusetts

March 4, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on Internal Control over Financial Reporting
We have audited Sprague Resources LP’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sprague Resources LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated March 4, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
March 4, 2021

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except unit amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$3,771	$5,386
Accounts receivable, net	193,015	281,527
Inventories	255,533	293,224
Fair value of derivative assets	145,957	77,871
Other current assets	67,406	63,705
Total current assets	665,682	721,713
Fair value of derivative assets long-term	20,021	16,807
Property, plant, and equipment, net	335,296	348,039
Intangibles, net	41,142	49,764
Other assets, net	22,252	24,183
Goodwill	115,037	115,037
Total assets	$1,199,430	$1,275,543
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$97,280	$147,577
Accrued liabilities	46,645	43,386
Fair value of derivative liabilities	154,105	74,154
Due to General Partner	10,915	5,653
Current portion of working capital facilities	358,685	437,184
Current portion of other obligations	6,968	13,858
Total current liabilities	674,598	721,812
Commitments and contingencies
Acquisition facility	382,400	374,600
Fair value of derivative liabilities long-term	20,240	13,439
Other obligations, less current portion	39,309	41,413
Operating lease liabilities, less current portion	5,653	11,850
Due to General Partner	2,751	2,445
Deferred income taxes	15,784	16,202
Total liabilities	1,140,735	1,181,761
Unitholders’ equity:
Common unitholders - public (9,995,069 and 10,641,561 units issued and outstanding as of December 31, 2020 and 2019, respectively)	154,238	180,302
Common unitholders - affiliated (12,951,236 and 12,106,348 units issued and outstanding as of December 31,2020 and 2019, respectively)	(69,561)	(66,832)
Accumulated other comprehensive loss, net of tax	(25,982)	(19,688)
Total unitholders’ equity	58,695	93,782
Total liabilities and unitholders’ equity	$1,199,430	$1,275,543

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Income
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2020	2019	2018
Net sales	$2,335,983	$3,502,410	$3,771,133
Cost of products sold (exclusive of depreciation and amortization)	2,071,805	3,228,003	3,445,385
Operating expenses	77,070	84,924	88,659
Selling, general and administrative	81,514	78,135	80,799
Depreciation and amortization	34,066	34,015	33,378
Total operating costs and expenses	2,264,455	3,425,077	3,648,221
Other operating income	8,094	—	—
Operating income	79,622	77,333	122,912
Other income (expense)	1,948	(378)	293
Interest income	299	555	577
Interest expense	(40,669)	(42,944)	(38,931)
Income before income taxes	41,200	34,566	84,851
Income tax provision	(7,389)	(3,310)	(5,032)
Net income	33,811	31,256	79,819
Incentive distributions declared	(8,292)	(6,163)	(7,879)
Limited partners’ interest in net income	$25,519	$25,093	$71,940

Net income per limited partner unit:
Common—basic	$1.11	$1.10	$3.17
Common—diluted	$1.11	$1.10	$3.16
Weighted average units used to compute net income per limited partner unit:
Common—basic	22,901,140	22,736,916	22,728,218
Common—diluted	22,905,113	22,770,883	22,737,404

Distribution declared per unit	$2.67	$2.67	$2.66

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$33,811	$31,256	$79,819
Other comprehensive loss, net of tax:
Unrealized loss on interest rate swaps
Net loss arising in the period	(11,562)	(8,302)	(253)
Reclassification adjustment related to loss (gains) realized in income	5,217	(90)	(2,179)
Net change in unrealized loss on interest rate swaps	(6,345)	(8,392)	(2,432)
Tax effect	49	65	20
	(6,296)	(8,327)	(2,412)
Foreign currency translation adjustment	2	161	(240)
Other comprehensive loss	(6,294)	(8,166)	(2,652)
Comprehensive income	$27,517	$23,090	$77,167

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2017	$193,977	$(53,273)	$—	$(8,870)	$131,834
Net income	33,940	38,683	7,196	—	79,819
Other comprehensive loss	—	—	—	(2,652)	(2,652)
Unit-based compensation	(419)	(477)	—	—	(896)
Distributions paid in cash	(29,646)	(31,779)	(7,196)	—	(68,621)
Units withheld for employee tax obligations	(1,172)	(1,336)	—	—	(2,508)
Balance as of December 31, 2018	196,680	(48,182)	—	(11,522)	136,976
Net income	11,732	13,359	6,165	—	31,256
Other comprehensive loss	—	—	—	(8,166)	(8,166)
Unit-based compensation	275	315	—	—	590
Distributions paid cash	(28,385)	(32,324)	(6,165)	—	(66,874)
Balance as of December 31, 2019	180,302	(66,832)	—	(19,688)	93,782
Net income	11,456	14,084	8,271	—	33,811
Other comprehensive loss	—	—	—	(6,294)	(6,294)
Unit-based compensation	1,871	2,299	—	—	4,170
Distributions paid in cash	(27,564)	(33,533)	(6,218)	—	(67,315)
Distributions paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(164)	(202)	—	—	(366)
Balance as of December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$33,811	$31,256	$79,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	39,094	37,605	36,930
(Gain) loss on sale of assets and insurance recoveries	(9,997)	340	(268)
Changes in fair value of contingent consideration	410	1,188	677
Provision for doubtful accounts	425	323	1,598
Non-cash unit-based compensation	4,170	590	(896)
Other	—	(146)	94
Deferred income taxes	(368)	(1,499)	77
Changes in assets and liabilities:
Accounts receivable	88,087	(11,942)	44,975
Inventories	37,691	(33,655)	76,291
Other assets	(750)	(50,171)	31,058
Fair value of commodity derivative instruments	9,107	48,140	(116,329)
Due to/from General Partner and affiliates	5,567	(1,683)	(3,124)
Accounts payable, accrued liabilities and other	(52,781)	(85,711)	8,077
Net cash provided by (used in) operating activities	154,466	(65,365)	158,979
Cash flows from investing activities
Purchases of property, plant and equipment	(12,198)	(14,292)	(17,249)
Proceeds from property insurance settlements and sale of assets	12,712	406	394
Net cash provided by (used in) investing activities	514	(13,886)	(16,855)
Cash flows from financing activities
Net (payments) borrowings under credit agreements	(70,607)	150,380	(63,787)
Payments on finance/capital leases, term debt, and other obligations	(12,215)	(6,438)	(6,136)
Debt issue costs	(6,049)	—	(263)
Distributions to unitholders	(67,315)	(66,874)	(68,621)
Repurchased units withheld for employee tax obligations	(366)	—	(2,508)
Net cash (used in) provided by financing activities	(156,552)	77,068	(141,315)
Effect of exchange rate changes on cash balances held in foreign currencies	(43)	39	(94)
Net change in cash and cash equivalents	(1,615)	(2,144)	715
Cash and cash equivalents, beginning of period	5,386	7,530	6,815
Cash and cash equivalents, end of period	$3,771	$5,386	$7,530
Supplemental disclosure of cash flow information
Cash paid for interest	$36,412	$38,771	$35,174
Cash paid for taxes	$5,672	$8,057	$4,139
Assets acquired under finance lease obligations	$3,100	$5,589	$4,449
Non-cash asset retirement obligation and related asset	$—	$2,718	$(139)
Cash paid for operating leases	$6,872	$6,279	$—
Distribution paid in units	$2,053	$—	$—

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
The Partnership owns, operates and/or controls a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada. The Partnership also utilizes third-party terminals in the Northeast United States through which it sells or distributes refined products pursuant to rack, exchange and throughput agreements. The Partnership has four reportable segments: refined products, natural gas, materials handling and other operations.
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
As of December 31, 2020, the Sponsor, through its ownership of Sprague Holdings, owned 12,951,236 common units representing 56.4% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.4744 per unit per quarter. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. Upon consummation of the IDR Reset Election, Sprague Holdings will own 16,058,484 common units, representing 61.6% of the limited partner interest in the Partnership. See Note 21 - Earnings Per Unit, Note 23 - Partnership Distributions and Note 24 - Subsequent Events.
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
As of December 31, 2020, the General Partner employed approximately 663 full-time employees who support the Partnership’s operations, 73 of whom were covered by six collective bargaining agreements. One of these agreements, covering 38 employees, is up for renewal in June 30, 2021. As of December 31, 2020, the Partnership's Canadian subsidiary had 102 employees, 39 of whom were covered by one collective bargaining agreement which expires on March 18, 2021.
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the year ended December 31, 2020, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of December 31, 2020. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.
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

    Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization). Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. Cash discounts were $4.1 million, $7.5 million and $7.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Partnership sells its products or provides its services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.

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
Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter ("OTC") transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets and other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2020 will settle prior to June 30, 2022.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2020 or 2019.

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
The board of directors of the General Partner grants performance-based phantom unit awards to key employees that vest over a period of time (usually three years). Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the phantom units granted, based on the Partnership’s achieving predetermined performance criteria. The Partnership uses authorized but unissued units to satisfy its unit-based obligations.
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
Goodwill
Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. The Partnership tests goodwill at the reporting unit level annually as of October 31 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. In performing the test, the Partnership either uses a qualitative assessment or a single step quantitative approach. Under the qualitative approach the Partnership considers a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting units, actual performance as compared to internal forecasts used in the previous quantitative test, an evaluation of discount rates, and an evaluation of current economic factors for both the worldwide economy and specifically the oil and gas industry, and any significant changes in customer and supplier relationships. The Partnership weighs these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or the Partnership identifies factors that cause it to believe it is appropriate to perform a more precise calculation of fair value, the Partnership would move beyond the qualitative assessment and perform a quantitative impairment test.
Under the quantitative impairment test, the Partnership performs a comparison of the reporting unit’s carrying value to its fair value.
It estimates the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, the Partnership develops a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. The Partnership performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon the Partnership's 2020 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that there have been no goodwill impairments to date.
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through Sprague Energy Solutions, Inc., a taxable corporate subsidiary. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2020, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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
The Partnership recognizes the financial statement effect of an uncertain tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2020, 2019 and 2018, the uncertain tax positions and related interest and penalties recognized by the Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service and by the Canada Revenue Agency for the years ended December 31, 2019, 2018, 2017 and 2016.
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
Foreign Currency
The Partnership’s reporting currency is the U.S. dollar. The Partnership's most significant foreign operations are conducted by Kildair Service ULC, a Canadian subsidiary ("Kildair"). The functional currency of Kildair is the U.S. dollar. Kildair has an operating subsidiary whose functional currency is the Canadian dollar.
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2020, 2019 and 2018, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, amounted to a gain of $0.1 million, loss of $0.1 million and loss of $0.2 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. The guidance is effective for interim and annual periods for fiscal years beginning after December 15, 2019, with early adoption permitted. As part of the Partnership’s assessment of the adequacy of its allowances for credit losses, the Partnership considers a number of factors including, but not limited to, history or defaults, age of receivables, and expected loss rates. The adoption of this guidance did not have a material impact to the Partnership's Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard will be applied prospectively, and is effective for fiscal years beginning after December 15, 2019. The adoption of this guidance did not have a material impact to the Partnership's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership has not currently adopted the optional expedients and exceptions provided in this guidance but continues to monitor and evaluate the impact of reference rate reform on relevant transactions.

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
    The materials handling segment offloads, stores and prepares for delivery a variety of customer-owned products. A majority of the materials handling segment revenue is generated under leasing arrangements with revenue recorded over the lease term generally on a straight-line basis. Contingent rentals are recorded as revenue only when billable under the arrangement. For materials handling contracts that are not leases, the Partnership recognizes revenue either at a point in time after services are performed or over a period of time if the services are performed in a continuous fashion over the period of the contract as these methods represent a faithful depiction of the transfer of goods and services.
    The other operations segment primarily includes the marketing and distribution of coal and certain commercial trucking activities. Revenue from other operations is recognized when the product is delivered or the services are rendered.
    Further disaggregation of net sales by business segment and geographic destination is as follows:

	Years Ended December 31
	2020	2019	2018
Net sales:
Refined products
Distillates	$1,571,096	$2,514,010	$2,686,833
Gasoline	247,926	298,633	320,168
Heavy fuel oil and asphalt	179,175	300,281	350,768
Total refined products	$1,998,197	$3,112,924	$3,357,769
Natural gas	261,358	307,952	332,038
Materials handling	56,347	56,655	57,509
Other operations	20,081	24,879	23,817
Net sales	$2,335,983	$3,502,410	$3,771,133

Net sales by country:
United States	$2,150,853	$3,246,951	$3,480,744
Canada	185,130	255,459	290,389
Net sales	$2,335,983	$3,502,410	$3,771,133
Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $9.4 million and $7.5 million as of December 31, 2020 and 2019, respectively. A substantial portion of the contract liabilities as of December 31, 2019 remains outstanding as of December 31, 2020 as they are primarily deposits. The Partnership does not have any material contract assets as of December 31, 2020 or 2019.

3.	Leases

    The Partnership determines if an arrangement is a lease at inception. The Partnership's right-of-use ("ROU") assets are included in property, plant and equipment, net and noncurrent other assets for finance leases and operating leases, respectively. Lease liabilities are included in accrued liabilities, current and noncurrent other obligations and operating lease liabilities, less current portion in the Consolidated Balance Sheets. Operating lease expense is included in operating expenses and cost of products sold while amortization expense associated with ROU assets for finance leases is included in depreciation and amortization expense.

The Partnership uses the practical expedient not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that it is reasonably certain to exercise) and the practical expedient that permits lessees to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component.

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

    The Partnership’s operating and finance leases are primarily for time charters, facilities, railcars and equipment.  The terms and conditions for these leases vary by the type of underlying asset. For the years ended December 31, 2020 and December 31, 2019, total operating lease expense was $16.2 million and $17.8 million, respectively, of which $9.3 million and $11.6 million was related to short-term leases, respectively. For the years ended December 31, 2020 and December 31, 2019, total finance lease expense was $3.3 million and $2.7 million, respectively.

    Operating and finance leases were as follows:

	As of December 31,
	2020		2019
	Operating	Finance	Operating	Finance
ROU Assets:
Other Assets, Net	$12,207	$—	$18,270	$—
Property, Plant and Equipment, Net	—	16,453	—	16,063
Total ROU Assets	$12,207	$16,453	$18,270	$16,063

Lease Liabilities:
Accrued Liabilities	$6,866	$—	$6,772	$—
Current Portion of Other Obligation	—	3,395	—	2,797
Other Obligations, Less Current Portion	—	13,100	—	13,584
Operating Lease Liabilities, Less Current Portion	5,653	—	11,850	—
Total Lease Liabilities	$12,519	$16,495	$18,622	$16,381

Weighted Average Remaining Lease Term (Years)	2	5	3	6
Weighted Average Discount Rate	6.09%	4.92%	6.11%	5.17%

    Supplemental cash flow information related to operating leases were as follows:

	As of December 31,
	2020	2019

Cash paid for operating leases	$6,872	$6,279
ROU assets obtained in exchange for new lease liabilities	$—	$4,057

Maturities of operating and finance lease liabilities as of December 31, 2020 are as follows:

	Operating	Finance
2021	$6,985	$3,862
2022	3,893	3,609
2023	1,189	2,873
2024	730	1,921
2025	342	1,455
Thereafter	287	4,196
Total Lease Payments	13,426	17,916
Less: Interest	(907)	(1,421)
Total	$12,519	$16,495

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the years ended December 31, 2020 and December 31, 2019, income related to the operating leases with the Partnership as the lessor, as described above, totaled $44.2 million and $40.1 million, respectively.

    The undiscounted cash flows to be received on an annual basis from operating leases as of December 31, 2020 are as follows:

December 31, 2020
2021	$37,659
2022	23,263
2023	16,568
2024	14,585
2025	12,941
Thereafter	50,907
Total Lease Receipts	$155,923

4.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2020	2019
Fair value of interest rate swaps, net of tax	$(14,446)	$(8,150)
Cumulative foreign currency translation adjustment	(11,536)	(11,538)
Accumulated other comprehensive loss, net of tax	$(25,982)	$(19,688)

5.	Accounts Receivable, Net

	As of December 31,
	2020	2019
Accounts receivable, trade	$186,854	$274,014
Less allowance for doubtful accounts	(1,066)	(1,471)
Net accounts receivable, trade	185,788	272,543
Accounts receivable, other	7,227	8,984
Accounts receivable, net	$193,015	$281,527
Unbilled accounts receivable, included in accounts receivable, trade at December 31, 2020 and 2019 were $43.1 million and $66.1 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	(Deductions)	Balance at End of Period
Balance, December 31, 2020:
Allowance for doubtful accounts	$1,471	$425	$5	$(835)	$1,066
Allowance for notes receivable	300	—	(8)	—	292
Total	$1,771	$425	$(3)	$(835)	$1,358
Balance, December 31, 2019:
Allowance for doubtful accounts	$2,066	$323	$(59)	$(859)	$1,471
Allowance for notes receivable	308	—	(8)	—	300
Total	$2,374	$323	$(67)	$(859)	$1,771
Balance, December 31, 2018:
Allowance for doubtful accounts	$2,014	$1,598	$8	$(1,554)	$2,066
Allowance for notes receivable	531	—	(8)	(215)	308
Total	$2,545	$1,598	$—	$(1,769)	$2,374
Notes receivable, net of allowance, are generally long-term arrangements and were fully reserved as of December 31, 2020 and 2019.

6.	Inventories

	As of December 31,
	2020	2019
Petroleum and related products	$248,977	$285,539
Coal	3,240	4,374
Natural gas	3,316	3,311
Inventories	$255,533	$293,224
Due to changing market conditions, the Partnership recorded a provision of $2.0 million, $1.4 million and $24.3 million as of December 31, 2020, 2019 and 2018, respectively, to write-down petroleum and related products, and natural gas inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

7.	Other Current Assets

	As of December 31,
	2020	2019
Margin deposits with brokers	$58,738	$54,623
Prepaid software & fees	5,259	5,007
Other	3,409	4,075
Other current assets	$67,406	$63,705

8.	Property, Plant and Equipment, Net

	As of December 31,
	2020	2019
Plant, machinery, furniture and fixtures	$432,291	$423,722
Building and leasehold improvements	20,214	19,143
Land and land improvements	86,428	87,782
Construction in progress	9,422	9,906
Property, plant and equipment, gross	548,355	540,553
Less: accumulated depreciation	(213,059)	(192,514)
Property, plant and equipment, net	$335,296	$348,039
Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $25.4 million, $23.8 million and $21.5 million, respectively.
Property, plant and equipment include the following amounts under finance or capital leases:

	As of December 31,
	2020	2019
Plant, machinery, furniture and fixtures	$29,607	$26,459
Building and leasehold improvements	962	962
Land and land improvements	251	251
Property, plant and equipment, gross	30,820	27,672
Less: accumulated amortization	(14,367)	(11,609)
Property, plant and equipment, net	$16,453	$16,063
Amortization expense on finance and capital leased assets is included in depreciation expense and for the years ended December 31, 2020, 2019 and 2018 was $2.9 million, $2.2 million and $1.5 million, respectively.
On November 1, 2019, a fire occurred at the Kildair Tracy Terminal which impacted certain buildings and equipment at the facility. The resulting damage was covered by insurance coverage in place at the time of the incident, net of applicable deductibles. In connection with the insurance reimbursement for the asset losses from the fire, the Partnership recorded $1.9 million in gains on involuntary nonmonetary asset conversions for the year ended December 31, 2020, representing the insurance proceeds in excess of the remaining book value of impacted property, plant and equipment. This gain was included within other income in the consolidated statements of income.
On December 23, 2020, the Partnership sold Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain on the sale of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of income. Pursuant to a post-closing escrow and access agreement, the Partnership has deposited $1.2 million an escrow account to secure the Partnership’s fulfillment of various environmental remediation regulatory obligations.

9.	Intangibles, Net

	As of December 31, 2020
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	2 - 22	$79,218	$39,319	$39,899
Non-compete agreements	0 - 2	10,191	9,009	1,182
Other	0 - 2	2,094	2,033	61
Intangible assets, net		$91,503	$50,361	$41,142

	As of December 31, 2019
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	3 - 23	$80,919	$34,149	$46,770
Non-compete agreements	2 - 3	11,191	8,420	2,771
Other	1 - 3	2,543	2,320	223
Intangible assets, net		$94,653	$44,889	$49,764

The Partnership recorded amortization expense related to intangible assets of $8.6 million, $10.2 million and $11.9 million during the years ended December 31, 2020, 2019 and 2018, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense. Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.
    The estimated future annual amortization expense of intangible assets for the years ending December 31, 2021, 2022, 2023, 2024 and 2025 is $7.1 million, $5.8 million, $4.8 million, $4.2 million and $3.6 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

10.	Other Assets, Net

	As of December 31,
	2020	2019
Deferred debt issuance costs, net	$5,766	$4,745
ROU Assets	12,207	18,270
Other	4,279	1,168
Other assets, net	$22,252	$24,183
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $5.0 million, $3.6 million and $3.5 million during the years ended December 31, 2020, 2019 and 2018, respectively. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.

11.	Accrued Liabilities

	As of December 31,
	2020	2019
Accrued product taxes	$10,384	$11,722
Customer prepayments and deposits	9,413	7,501
Operating lease liabilities	6,866	6,772
Accrued product costs	6,311	3,546
Other	13,671	13,845
Accrued liabilities	$46,645	$43,386

12.	Credit Agreement

	As of December 31,
	2020	2019
Working capital facilities	$358,685	$437,184
Acquisition facility	382,400	374,600
Total credit agreement	741,085	811,784
Less: current portion of working capital facilities	(358,685)	(437,184)
Total long-term portion	$382,400	$374,600

On May 19, 2020, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair (the "Canadian Borrower" and, together with the U.S. Borrower, the "Borrowers"), wholly owned subsidiaries of the Partnership, entered into a second amended and restated credit agreement (the "Credit Agreement"), which replaced the amended and restated credit agreement, dated December 9, 2014 (the "Previous Credit Agreement"). Upon the effective date, the Credit Agreement was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent of the decrease in the borrowing capacity. The Credit Agreement matures on May 19, 2022. The Partnership and certain of its subsidiaries (the "Subsidiary Guarantors") are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the "Loan Parties").
As of December 31, 2020, the revolving credit facilities under the Credit Agreement contained, among other items, the following:
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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. On or prior to November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.25% to 1.75% for loans bearing interest at the Base Rate and from 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.25% to 1.75% for loans bearing interest at the Base Rate and 2.25% to 2.75% for loans bearing interest at the Eurocurrency Rate. After November 19, 2020, the specified margin for (x) the committed U.S. dollar revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and from 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility will range from 0.50% to 1.00% for loans bearing interest at the Base Rate and 1.50% to 2.00% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility will range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate.
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
The working capital facilities are subject to borrowing base reporting and as of December 31, 2020 and 2019, had a borrowing base of $540.0 million and the Previous Credit Agreement had a borrowing base of $594.5 million, respectively. As of December 31, 2020 and 2019, outstanding letters of credit related to the working capital facilities were $77.3 million under the Credit Agreement and $63.6 million under the Previous Credit Agreement, respectively. As of December 31, 2020, outstanding letters of credit related to the acquisition facility were $15.4 million. There were no outstanding letters related to the acquisition facility as of December 31, 2019. As of December 31, 2020, excess availability under the working capital facilities was $104.0 million and excess availability under the acquisition facility was $32.2 million.
The weighted average interest rate was 3.0% under the Credit Agreement and 4.5% under the Previous Credit Agreement at December 31, 2020 and 2019, respectively. No amounts are due under the Credit Agreement until the maturity date. However, the current portion of the Credit Agreement at December 31, 2020 and the current portion of the Previous Credit Agreement at December 31, 2019 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2020.
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
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $92.5 million, $99.6 million and $111.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amounts due to the General Partner were $13.7 million and $8.1 million as of December 31, 2020 and 2019, respectively. Through the General Partner, the Partnership participates in the Sponsor’s pension and other post-retirement benefits (see Note 16 - Retirement Plans). During the year ended December 31, 2020, the Partnership recorded tank use and storage fee revenue of $1.4 million from lease agreements entered into with Hartree Partners LP, a related party. In connection with these agreements, the Partnership made net inventory purchases from Hartree Partners LP totaling $71.2 million.

14.	Other Obligations

	As of December 31,
	2020	2019
Deferred consideration	$16,909	$19,432
Capital leases, long-term portion	8,009	7,823
Port Authority terminal obligations	5,091	5,761
Asset retirement obligation	5,187	5,300
Postretirement benefits	1,620	1,867
Other	2,493	1,230
Other obligations, long-term portion	$39,309	$41,413
Deferred Consideration - Carbo Terminals

    In connection with the Carbo acquisition entered into during 2017, the Partnership is obligated to pay to Carbo a total of $38.2 million in equal monthly installments of $0.3 million payable over a ten year period. The obligation was recorded at an estimated fair value of $27.3 million using a discount rate of 7.1%. The short-term portion of this obligation as of December 31, 2020 is $2.5 million and is included in the current portion of other obligations.

Deferred consideration obligation maturities for each of the next five years and thereafter as of December 31, 2020 are as follow:

2021	$3,818
2022	3,818
2023	3,818
2024	3,818
2025	3,818
Thereafter	5,091
Total	24,181
Less amount representing interest	(4,752)
Present value of payments	19,429
Less current portion	(2,520)
Deferred consideration, long-term portion	$16,909

Contingent Consideration - Coen Energy

    As a result of the Coen Energy acquisition in 2017, the Partnership was obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition were met. As of December 31, 2020, the outstanding liability associated with the contingent consideration payment calculation was zero as the earnings objective period had ended and the final payment of $8.0 million was made in October 2020. The estimated fair value of this obligation as of December 31, 2019 was $7.6 million and was included in the current portion of other obligations as it represented an estimate of the expected future payment during the following twelve month period. See Note 18 - Financial Instruments and Off-Balance Sheet Risk for additional information regarding the Partnership's contingent consideration obligation.
Port Authority Terminal Obligations
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at both December 31, 2020 and 2019 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement ("License Agreement"), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a finance lease and are included in property, plant and equipment.
Asset Retirement Obligation
The Partnership has accrued an asset retirement obligation (“ARO”) that relates to an environmental obligation associated with the purchase of a terminal in Bridgeport, Connecticut. The current portion of the ARO represents the estimated obligation retirements for the ensuing year and is recorded in accrued liabilities.
The changes in the ARO are as follows:

	Years Ended December 31,
	2020	2019
ARO - beginning of period	$6,059	$3,981
Change in estimates	—	2,718
Accretion expense	154	(145)
Payments of ARO	(267)	(495)
ARO - end of period	5,946	6,059
Less current portion	(759)	(759)
ARO - long-term	$5,187	$5,300
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
The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2020	2019	2018
Current
U.S. Federal income tax	$49	$(14)	$118
State and local income tax	317	45	95
Foreign income taxes	7,390	4,778	4,742
Total current income tax provision	7,756	4,809	4,955
Deferred
U.S. Federal income tax	62	35	5
State and local income tax	(178)	963	567
Foreign income taxes	(251)	(2,497)	(495)
Total deferred income tax provision	(367)	(1,499)	77
Total income tax provision	$7,389	$3,310	$5,032
U.S. and international components of income before income taxes were as follows:

	Years Ended December 31,
	2020	2019	2018
United States	$14,534	$25,646	$69,283
Foreign	26,666	8,920	15,568
Total income before income taxes	$41,200	$34,566	$84,851
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2020	2019	2018
Statutory U.S. Federal income tax	$8,652	$7,255	$17,819
Partnership income not subject to tax	(2,934)	(5,348)	(14,427)
State and local income taxes, net of federal tax	132	995	662
Foreign earnings taxed at higher (lower) rates	1,539	408	978
Total income tax provision	$7,389	$3,310	$5,032

The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Derivatives	$610	$1,161
Capital losses	466	466
Other	474	227
Total deferred tax assets	1,550	1,854
Valuation allowance	(466)	(466)
Net deferred tax assets	1,084	1,388
Deferred tax liabilities:
Fixed assets	(16,560)	(17,222)
Other	(308)	(368)
Total deferred tax liabilities	(16,868)	(17,590)
Net deferred tax liabilities	$(15,784)	$(16,202)
As of December 31, 2020, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $105.6 million which are considered to be indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $26.4 million as of December 31, 2020.

16.	Retirement Plans
Pension Plans
Through the General Partner, the Partnership participates in a noncontributory defined benefit pension plan, the Axel Johnson Inc. Retirement Plan (the “Plan”), sponsored by the Sponsor. Benefits under the Plan were frozen as of December 31, 2003, and are based on a participant’s years of service and compensation through December 31, 2003. The Plan’s assets are invested principally in equity and fixed income securities. The Sponsor’s policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").
Through the General Partner, the Partnership also participates in an unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined benefit pension plan were reduced due to limitations under U.S. federal tax laws. Benefits under this plan were frozen as of December 31, 2003.
Both the Plan and the Retirement Restoration Plan are administered by the Sponsor. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $0.5 million, $0.4 million and $1.1 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in Axel Johnson Inc.’s Thrift and Defined Contribution Plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $4.5 million, $4.6 million and $5.4 million during the years ended December 31, 2020, 2019 and 2018, respectively.

Other Postretirement Benefits
The Sponsor and some of its subsidiaries, which include the Partnership, have a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Sponsor. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.2 million, $0.3 million and $0.3 million during the years ended December 31, 2020, 2019 and 2018, respectively.

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
The Partnership's refined products segment purchases a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sells them to its customers. The Partnership has wholesale customers who resell the refined products they purchase from the Partnership and commercial customers who consume the refined products they purchase. The Partnership’s wholesale customers consist of home heating oil retailers and diesel fuel and gasoline resellers. The Partnership’s commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions and asphalt paving companies. In addition, as a result of the Partnership’s acquisition of Coen Energy in 2017, its customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states. The refined products reportable segment consists of three operating segments.
The Partnership's natural gas segment purchases natural gas from natural gas producers and trading companies and sells and distributes natural gas to commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. The natural gas reportable segment consists of one operating segment.
The Partnership's materials handling segment offloads, stores, and/or prepares for delivery a variety of customer-owned products, including asphalt, clay slurry, salt, gypsum, crude oil, residual fuel oil, coal, petroleum coke, caustic soda, tallow, pulp and heavy equipment. These services are generally conducted under multi-year agreements as either fee-based activities or as leasing arrangements when the right to use an identified asset (such as storage tanks or storage locations) has been conveyed in the agreement. The materials handling reportable segment consists of two operating segments.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the years ended December 31, 2020, 2019 and 2018, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $185.1 million, $255.5 million and $290.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Years Ended December 31,
	2020	2019	2018
Net sales:
Refined products	$1,998,197	$3,112,924	$3,357,769
Natural gas	261,358	307,952	332,038
Materials handling	56,347	56,655	57,509
Other operations	20,081	24,879	23,817
Net sales	$2,335,983	$3,502,410	$3,771,133
Adjusted gross margin (1):
Refined products	$171,626	$150,124	$150,965
Natural gas	40,741	54,288	57,875
Materials handling	56,185	56,616	57,515
Other operations	6,209	6,904	7,319
Adjusted gross margin	274,761	267,932	273,674
Reconciliation to operating income (2):
Add(deduct):
Change in unrealized (gain) loss on inventory (3)	(20,148)	(12,814)	32,960
Change in unrealized value on natural gas transportation contracts (4)	9,565	19,289	19,114
Operating costs and expenses not allocated to operating segments:
Operating expenses	(77,070)	(84,924)	(88,659)
Selling, general and administrative	(81,514)	(78,135)	(80,799)
Depreciation and amortization	(34,066)	(34,015)	(33,378)
Other operating income	8,094	—	—
Operating income	79,622	77,333	122,912
Other income (expense)	1,948	(378)	293
Interest income	299	555	577
Interest expense	(40,669)	(42,944)	(38,931)
Income tax provision	(7,389)	(3,310)	(5,032)
Net income	$33,811	$31,256	$79,819

(1)The Partnership trades, purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin, which is a non-GAAP financial measure. Adjusted gross margin is also used by external users of the Partnership’s consolidated financial statements to assess the Partnership’s economic results of operations and its commodity market value reporting to lenders. In determining adjusted gross margin, the Partnership adjusts its segment results for the impact of the changes in unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. These adjustments align the unrealized hedging gains and losses to the period in which the revenue from the sale of inventory, prepaid fixed forwards and the utilization of transportation contracts relating to those hedges is realized in net income. Adjusted gross margin has no impact on reported volumes or net sales.
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
As of December 31, 2020, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2020	2019
United States	$266,469	$278,820
Canada	68,827	69,219
Total	$335,296	$348,039

18.	Financial Instruments and Off-Balance Sheet Risk
As of December 31, 2020 and 2019, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of December 31, 2020 and 2019, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of December 31, 2020 and 2019, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The Partnership’s deferred consideration was recorded in connection with an acquisition on April 18, 2017 using an estimated fair value discount at the time of the transaction. As of December 31, 2020 and 2019, the carrying value of the deferred consideration approximated fair value.
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of December 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Futures, swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Futures, swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—

	As of December 31, 2019
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$62,580	$—	$62,580	$—
Futures, swaps and options	32,083	32,057	26	—
Commodity derivatives	94,663	32,057	62,606	—
Currency swaps	15	—	15	—
Total derivative assets	$94,678	$32,057	$62,621	$—
Derivative liabilities:
Commodity exchange contracts	$2	$2	$—	$—
Commodity fixed forwards	16,017	—	16,017	—
Futures, swaps and options	63,360	63,359	1	—
Commodity derivatives	79,379	63,361	16,018	—
Interest rate swaps	8,214	—	8,214	—
Total derivative liabilities	$87,593	$63,361	$24,232	$—

Contingent consideration	$7,590	$—	$—	$7,590

Derivative Instruments
The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $63.2 million at December 31, 2020.
Information related to these offsetting arrangements as of December 31, 2020 and 2019 is as follows:

	As of December 31, 2020
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$165,978	$(102,736)	$—	$63,242
Fair value of derivative assets	$165,978	$(102,736)	$—	$63,242

Commodity derivative liabilities	$(159,782)	$102,736	$32,488	$(24,558)
Interest rate swap derivative liabilities	(14,559)	—	—	(14,559)
Currency swap derivative liabilities	(4)	—	—	(4)
Fair value of derivative liabilities	$(174,345)	$102,736	$32,488	$(39,121)

	As of December 31, 2019
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$94,663	$(36,885)	$—	$57,778
Currency swaps	15	—	—	15
Fair value of derivative assets	$94,678	$(36,885)	$—	$57,793

Commodity derivative liabilities	$(79,379)	$36,885	$31,303	$(11,191)
Interest rate swap derivative liabilities	(8,214)	—	—	(8,214)
Fair value of derivative liabilities	$(87,593)	$36,885	$31,303	$(19,405)
As of December 31, 2020, the Partnership held no cash collateral and posted cash collateral of $58.7 million. As of December 31, 2019, the Partnership held no cash collateral and posted cash collateral of $54.6 million.
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Years Ended December 31,
	2020	2019	2018
Refined products contracts	$15,434	$(26,194)	$54,616
Natural gas contracts	46,024	38,513	(1,353)
Total	$61,458	$12,319	$53,263
There were no discretionary trading activities included in realized and unrealized gains (losses) on derivatives instruments for the years ended December 31, 2020, 2019 and 2018.
The following table presents the gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of December 31, 2020		As of December 31, 2019
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	12,736	172,274	8,332	168,818
Short contracts	(16,825)	(86,913)	(11,475)	(91,011)

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

The Partnership's interest rate swap agreements outstanding as of December 31, 2020 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2020	January 2021	$300,000
April 2020	April 2021	$25,000
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2020, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.7 million.
Contingent Consideration
As a result of the Coen Energy acquisition in 2017, the Partnership was obligated to pay contingent consideration of up to $12.0 million if certain earnings objectives during the first three years following the acquisition were met. As of December 31, 2020, the outstanding liability associated with the contingent consideration payment calculation was zero as the earnings objective period had ended and the final payment of $8.0 million was made in October 2020. The estimated fair value of this obligation as of December 31, 2019 was $7.6 million and was included in the current portion of other obligations as it represented an estimate of the expected future payment during the following twelve month period. Prior to September 30, 2020, the estimated fair value of the contingent consideration arrangement was classified within Level 3 and was determined using an income approach based on probability-weighted discounted cash flows. Under this method, a set of discrete potential future earnings was determined using internal estimates based on various revenue growth rate assumptions for each scenario. A probability was assigned to each discrete potential future earnings estimate. The resulting probability-weighted contingent consideration amounts were discounted using a weighted average discount rate of 7.0%.
The Partnership recorded changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the Consolidated Statements of Income. Changes in the contingent consideration liability were measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

	Years Ended December 31,
	2020	2019
Contingent consideration - beginning of year	$7,590	$8,402
Payments	(8,000)	(2,000)
Change in estimated fair value	410	1,188
Contingent consideration - end of year	$—	$7,590
Less current portion	—	(7,590)
Contingent consideration - long-term portion	$—	$—

19.	Commitments and Contingencies

Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $7.2 million of tax, including interest and penalties, for the period of 2007 to 2019. Similarly, since the filing, the Partnership has been assessed $9.7 million, including a 15% penalty and interest, from the

Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

On September 14, 2020, a purported class action complaint was filed against Sprague Operating Resources, LLC, one of the Partnership’s subsidiaries, in the U.S. District Court for the District of Rhode Island. The complaint, since amended, alleges causes of action for private nuisance, public nuisance, and negligence, each based on emission impacts to nearby occupants from the Partnership’s oil and natural gas facility located in Providence, Rhode Island. The complaint also alleges that the amount in controversy exceeds $5.0 million. At this early stage in the litigation, the Partnership cannot predict whether the plaintiff will succeed in getting the court to certify a class. Based upon the information currently available to it, the Partnership believes that the complaint is without merit and intends to vigorously defend against it.

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
Of the bonus accrued as of December 31, 2019, $1.0 million was settled in 2020 by issuing 80,038 common units (market value at settlement of $0.9 million) with 26,195 units withheld from to satisfy employee tax obligations.
Equity Awards - Director Compensation
During the years ended December 31, 2020, 2019, and 2018 the board of directors of the General Partner issued 15,464, 13,932, and 6,693, vested units as compensation to certain of its directors, respectively, with estimated total grant date fair values of $0.2 million for each period.
Equity Awards - Performance-based Phantom Units
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP initially limited the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2020, there were 436,037 common units reserved for issuance and 520,562 available for issuance.
Phantom units have been granted as follows:
•Year ended December 31, 2020 - granted 179,250 OCF-based phantom units with a grant date fair value of $15.16 per unit and a performance period ending December 31, 2022.
•Year ended December 31, 2019 - granted 180,638 OCF-based phantom units with a grant date fair value of $15.04 per unit and a performance period ending December 31, 2021.
•Year ended December 31, 2018 - granted 143,981 OCF-based phantom units with a grant date fair value of $23.30 per unit and a performance period ending December 31, 2020.

Phantom units have vested as follows:
•Performance period ending December 31, 2020 - No phantom units vested; all phantom units outstanding as of March 1, 2020 cancelled for no value in the discretion of our board of directors.
•Performance period ending December 31, 2019 - did not achieve minimum performance levels.
•Performance period ending December 31, 2018 - did not achieve minimum performance levels.
The following table presents a summary of the status of the Partnership’s phantom unit awards subject to vesting:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2019	—	$—	163,531	$15.04	110,993	$23.30
Granted	179,250	15.16	—	—	—	—
Forfeited	(6,000)	(15.16)	(8,194)	(15.04)	(3,543)	(23.30)
Vested (end of performance period)	—	—	—	—	—	—
Nonvested at December 31, 2020	173,250	$15.16	155,337	$15.04	107,450	$23.30
Unit-based compensation expense (income) for the year ended December 31, 2020 was $4.2 million as compared to $0.6 million and $(0.9) million, for the years ended December 31, 2019 and December 31, 2018, respectively. The increase over prior year is due improved performance with relation to compensation targets and a change in estimate recorded in September 30, 2019 which resulted in a reversal of stock based compensation expense during 2019.
Unit-based compensation is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued. Total unrecognized compensation cost related to the performance-based phantom units totaled $3.4 million as of December 31, 2020, which is expected to be recognized over a weighted average period of 18 months.

Equity - Changes in Partnership's Units

The following table provides information with respect to changes in the Partnership’s unit:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2017	10,446,539	12,106,348
Units issued in connection with performance-based awards	174,397	—
Director vested awards	6,693	—
Balance as of December 31, 2018	10,627,629	12,106,348
Director vested awards	13,932	—
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	61,782	—
Distribution paid in units	—	121,150
Director vested awards	15,464	—
Units purchased in Private Placement	(723,738)	723,738
Balance as of December 31, 2020	9,995,069	12,951,236

21.	Earnings Per Unit
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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Years Ended December 31,
	2020	2019	2018
Weighted average limited partner common units - basic	22,901,140	22,736,916	22,728,218
Dilutive effect of unvested phantom units	3,973	33,967	9,186
Weighted average limited partner common units - dilutive	22,905,113	22,770,883	22,737,404

22.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2020
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$959,879	$358,214	$390,459	$627,431	$2,335,983
Net income (loss)	46,734	(25,123)	9,674	2,526	33,811
Limited partners' interest in net income (loss)	44,662	(27,195)	7,599	453	25,519
Net income (loss) per limited partner unit: (1)
Common-basic	$1.96	$(1.19)	$0.33	$0.02	$1.11
Common-diluted	$1.95	$(1.19)	$0.33	$0.02	$1.11

	Year Ended December 31, 2019
	First	Second	Third	Fourth	Total
	(in thousands, except for per unit amounts)
Net sales	$1,258,308	$662,018	$582,590	$999,494	$3,502,410
Net income (loss)	33,921	(4,778)	(9,734)	11,847	31,256
Limited partners' interest in net income (loss)	31,866	(6,833)	(9,734)	9,794	25,093
Net income (loss) per limited partner unit: (1)
Common-basic	$1.40	$(0.30)	$(0.43)	$0.43	$1.10
Common-diluted	$1.40	$(0.30)	$(0.43)	$0.43	$1.10
(1)Quarterly net income (loss) per limited partner unit amounts are stand-alone calculations and may not be additive to full year amounts due to rounding and changes in outstanding units.

23.	Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution. Cash distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Distribution Date	Per Unit	Common	IDR		Total
December 31, 2018	February 13, 2019	$0.6675	$15,175	$2,055		$17,230
March 31, 2019	May 14, 2019	$0.6675	$15,175	$2,055		$17,230
June 30, 2019	August 12, 2019	$0.6675	$15,175	$2,055		$17,230
September 30, 2019	November 12, 2019	$0.6675	$15,175	$—		$15,175

December 31, 2019	February 10, 2020	$0.6675	$15,184	$2,053	(1)	$17,237
March 31, 2020	May 11, 2020	$0.6675	$15,301	$2,072		$17,373
June 30, 2020	August 10, 2020	$0.6675	$15,301	$2,072		$17,373
September 30, 2020	November 12, 2020	$0.6675	$15,311	$2,074		$17,385
(1)On February 10, 2020, the Sponsor received 121,150 common units, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019.
In addition, on January 22, 2021, the Partnership declared a cash distribution for the three months ended December 31, 2020, of $0.6675 per unit, totaling $17.4 million (including a $2.1 million IDR distribution). Such distributions were paid on February 10, 2021, to unitholders of record on February 2, 2021.

24.	Subsequent Events

IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “Partnership Agreement”). Pursuant to the IDR Reset Election, Sprague Holdings will relinquish the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership will issue 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount will be increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election is expected to be consummated on March 5, 2021. Upon consummation of the IDR Reset Election, Sprague Holdings will own 16,058,484 common units, representing 61.6% of the limited partner interest in the Partnership.

After the IDR Reset Election, Sprague Holdings, as the holder of the IDRs, will receive distributions according to the following percentage allocations:

		Marginal Percentage Interest in Distributions
Total Quarterly Distribution Per Unit		Common Unitholders	Incentive Distribution
Minimum Quarterly Distribution	$0.6675	100%	—%
Tier I	Up to $0.7676	100%	—%
Tier II	Above $0.7676 up to $0.8344	85%	15%
Tier III	Above $0.8344 up $1.0013	75%	25%
Thereafter	Above $1.0013	50%	50%

Equity Awards - Director Compensation and Annual Bonus Program

At its board meeting on March 1, 2021, the Board of Directors considered the redesign of the Partnership’s executive compensation program. With respect to compensation for 2020, the Board determined that the 2020 short term incentive compensation awards and the outstanding long-term incentive awards would not be paid out under the initially proposed terms. All outstanding phantom unit awards have been cancelled for no value in the discretion of the Board. After reviewing the Partnership’s performance for the year, as well as market conditions, the Board approved a bonus payment for the 2020 year for all eligible employees, with the payment for each employee based on the performance of the Partnership and the employee, as well as the recommendation of the employee’s manager or, for executive officers other than Mr. Glendon, the recommendation of Mr. Glendon. The compensation program for 2021 has not yet been determined and approved.