Form 10-Q
period 2021-03-31
Sprague Resources LP
filed 2021-05-06
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 26,226,255 common units outstanding as of May 6, 2021.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,098	$3,771
Accounts receivable, net	221,222	193,015
Inventories	188,349	255,533
Fair value of derivative assets	119,497	145,957
Other current assets	49,847	67,406
Total current assets	586,013	665,682
Fair value of derivative assets, long-term	27,021	20,021
Property, plant and equipment, net	332,098	335,296
Intangibles, net	39,250	41,142
Other assets, net	18,146	22,252
Goodwill	115,037	115,037
Total assets	$1,117,565	$1,199,430
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$84,736	$97,280
Accrued liabilities	44,629	46,645
Fair value of derivative liabilities	123,233	154,105
Due to General Partner	8,047	10,915
Current portion of working capital facilities	291,094	358,685
Current portion of other obligations	7,178	6,968
Total current liabilities	558,917	674,598
Commitments and contingencies
Acquisition facility	387,400	382,400
Fair value of derivative liabilities, long-term	18,862	20,240
Other obligations, less current portion	38,634	39,309
Operating lease liabilities, less current portion	3,215	5,653
Due to General Partner	2,825	2,751
Deferred income taxes	15,695	15,784
Total liabilities	1,025,548	1,140,735
Unitholders’ equity:
Common unitholders - public (10,167,771 and 9,995,069 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	166,680	154,238
Common unitholders - affiliated (16,058,484 and 12,951,236 units issued and outstanding as of March 31, 2021 and December 31, 2020, respectively)	(51,855)	(69,561)
Accumulated other comprehensive loss, net of tax	(22,808)	(25,982)
Total unitholders’ equity	92,017	58,695
Total liabilities and unitholders’ equity	$1,117,565	$1,199,430

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$1,036,134	$959,879
Cost of products sold (exclusive of depreciation and amortization)	924,782	850,020
Operating expenses	19,232	20,812
Selling, general and administrative	25,239	20,033
Depreciation and amortization	8,482	8,598
Total operating costs and expenses	977,735	899,463
Operating income	58,399	60,416
Other income	2	—
Interest income	67	175
Interest expense	(8,815)	(11,286)
Income before income taxes	49,653	49,305
Income tax provision	(871)	(2,571)
Net income	48,782	46,734
Incentive distributions declared	—	(2,072)
Limited partners' interest in net income	$48,782	$44,662

Net income per limited partner unit:
Common - basic	$2.04	$1.96
Common - diluted	$2.04	$1.95
Units used to compute net income per limited partner unit:
Common - basic	23,893,846	22,820,983
Common - diluted	23,893,846	22,871,748
Distribution declared per unit	$0.6675	$0.6675

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$48,782	$46,734
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net gain (loss) arising in the period	1,806	(8,529)
Reclassification adjustment related to loss (gain) realized in income	1,356	615
Net change in unrealized gain (loss) on interest rate swaps	3,162	(7,914)
Tax effect	(25)	62
	3,137	(7,852)
Foreign currency translation adjustment	37	(314)
Other comprehensive income (loss)	3,174	(8,166)
Comprehensive income	$51,956	$38,568

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Sprague Holdings	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended March 31, 2020 and 2021
Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	20,839	23,823	2,072	—	46,734
Other comprehensive loss	—	—	—	(8,166)	(8,166)
Unit-based compensation	191	218	—	—	409
Distributions paid in cash	(7,103)	(8,081)	—	—	(15,184)
Distributions paid in units	—	2,072	(2,072)	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at March 31, 2020	$194,513	$(48,474)	$—	$(27,854)	$118,185

Balance at December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695
Net income	19,636	27,072	2,074	—	48,782
Other comprehensive income	—	—	—	3,174	3,174
Unit-based compensation	(1,374)	(1,895)	—	—	(3,269)
Distributions paid in cash	(6,672)	(8,645)	(2,074)	—	(17,391)
Common units issued in connection with annual bonus	1,461	2,014	—	—	3,475
Units withheld for employee tax obligations	(609)	(840)	—	—	(1,449)
Balance at March 31, 2021	$166,680	$(51,855)	$—	$(22,808)	$92,017

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$48,782	$46,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	9,523	9,495
Loss on sale of assets	(92)	(4)
Changes in fair value of contingent consideration	—	121
Provision for doubtful accounts	65	(33)
Non-cash unit-based compensation	206	409
Other	—	38
Deferred income taxes	(113)	(484)
Changes in assets and liabilities:
Accounts receivable	(28,271)	100,328
Inventories	67,184	183,298
Other assets	20,607	34,264
Fair value of commodity derivative instruments	(9,629)	(118,199)
Due to General Partner and affiliates	(2,794)	(522)
Accounts payable, accrued liabilities and other	(17,000)	(54,344)
Net cash provided by operating activities	88,468	201,101
Cash flows from investing activities
Purchases of property, plant and equipment	(2,131)	(3,012)
Proceeds from sale of assets	208	11
Net cash used in investing activities	(1,923)	(3,001)
Cash flows from financing activities
Net payments under credit agreements	(62,663)	(176,740)
Payments on finance leases, term debt, and other obligations	(1,733)	(1,586)
Debt issue costs	17	—
Distributions to unitholders	(17,391)	(15,184)
Units withheld for employee tax obligations	(1,450)	(297)
Net cash used in financing activities	(83,220)	(193,807)
Effect of exchange rate changes on cash balances held in foreign currencies	2	(124)
Net change in cash and cash equivalents	3,327	4,169
Cash and cash equivalents, beginning of period	3,771	5,386
Cash and cash equivalents, end of period	$7,098	$9,555
Supplemental disclosure of cash flow information
Cash paid for interest	$7,722	$10,883
Cash paid for taxes	$4,104	$1,374
Assets acquired under finance lease obligations	$1,117	$273
Cash paid for operating leases	$2,537	$2,551
Distribution paid in units	$—	$2,053

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
As of March 31, 2021, the Sponsor, through its ownership of Sprague Holdings, owned 16,058,484 common units representing 61.2% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of the IDR Reset Election, as described below. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.
On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “Partnership Agreement”). Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.

Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 5, 2021 (the “2020 Annual Report”).
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2021 and December 31, 2020, the consolidated results of operations for the three months ended March 31, 2021 and 2020, consolidated statement of changes in unitholders' equity for the three months ended March 31, 2021 and 2020, and the consolidated cash flows for the three months ended March 31, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the three months ended March 31, 2021, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of March 31, 2021. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.

Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Partnership’s audited consolidated financial statements included in the 2020 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2021	2020
Net sales:
Refined products
Distillates	$752,928	$695,828
Gasoline	95,046	76,277
Heavy fuel oil and asphalt	68,227	69,837
Total refined products	$916,201	$841,942
Natural gas	102,575	95,778
Materials handling	12,046	15,557
Other operations	5,312	6,602
Net sales	$1,036,134	$959,879

Net sales by country:
United States	$969,892	$906,809
Canada	66,242	53,070
Net sales	$1,036,134	$959,879

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.5 million and $9.4 million as of March 31, 2021 and December 31, 2020, respectively. A substantial portion of the contract liabilities as of December 31, 2020 remains outstanding as of March 31, 2021 as they are primarily deposits. The Partnership does not have any material contract assets as of March 31, 2021 or December 31, 2020.

3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $10.5 million and $9.4 million for the three months ended March 31, 2021 and 2020, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2021	December 31, 2020
Fair value of interest rate swaps, net of tax	$(11,308)	$(14,446)
Cumulative foreign currency translation adjustment	(11,500)	(11,536)
Accumulated other comprehensive loss, net of tax	$(22,808)	$(25,982)

5. Inventories

	March 31, 2021	December 31, 2020
Petroleum and related products	$185,561	$248,977
Coal	1,945	3,240
Natural gas	843	3,316
Inventories	$188,349	$255,533

6. Credit Agreement

	March 31, 2021	December 31, 2020
Working capital facilities	$291,094	$358,685
Acquisition facility	387,400	382,400
Total credit agreement	678,494	741,085
Less: current portion of working capital facilities	(291,094)	(358,685)
Long-term portion	$387,400	$382,400
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
As of March 31, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of March 31, 2021 and December 31, 2020, had a borrowing base of $436.4 million and $540.0 million, respectively. As of March 31, 2021 and December 31, 2020, outstanding letters of credit related to the working capital facilities were $52.6 million and $77.3 million, respectively. As of March 31, 2021 and December 31, 2020, outstanding letters of credit related to the acquisition facility were $14.5 million and $15.4 million, respectively. As of March 31, 2021, excess availability under the working capital facilities was $92.7 million and excess availability under the acquisition facility was $28.1 million.
The weighted average interest rate was 3.0% at both March 31, 2021 and December 31, 2020. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at March 31, 2021 and December 31, 2020 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2021.
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

7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $26.3 million and $23.5 million for the three months ended March 31, 2021 and 2020, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At March 31, 2021 and December 31, 2020, total amounts due to the General Partner with respect to these benefits and overhead costs were $10.9 million and $13.7 million, respectively.
During the three months ended March 31, 2021, the Partnership recorded tank use and storage fee revenue of $0.5 million from lease agreements entered into with Hartree Partners, LP ("Hartree"), a related party. In connection with these agreements, the Partnership made net inventory purchases from Hartree totaling $68.0 million during the three months ended March 31, 2021. Refer to Note 14 Subsequent Events regarding an additional transaction with Hartree.

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
The Partnership's natural gas segment purchases natural gas from natural gas producers and trading companies and sells and manages distribution of natural gas to commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States and Canada. The natural gas reportable segment consists of one operating segment.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2021 and 2020, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $66.2 million and $53.1 million for the three months ended March 31, 2021 and 2020, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended March 31,
	2021	2020
Net sales:
Refined products	$916,201	$841,942
Natural gas	102,575	95,778
Materials handling	12,046	15,557
Other operations	5,312	6,602
Net sales	$1,036,134	$959,879
Adjusted gross margin (1):
Refined products	$51,033	$35,792
Natural gas	41,089	29,787
Materials handling	12,076	15,581
Other operations	2,013	1,951
Adjusted gross margin	106,211	83,111
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized gain (loss) on inventory (3)	26,257	13,549
Change in unrealized value on natural gas transportation contracts (4)	(21,116)	13,199
Operating costs and expenses not allocated to operating segments:
Operating expenses	(19,232)	(20,812)
Selling, general and administrative	(25,239)	(20,033)
Depreciation and amortization	(8,482)	(8,598)
Operating income	58,399	60,416
Other income	2	—
Interest income	67	175
Interest expense	(8,815)	(11,286)
Income tax provision	(871)	(2,571)
Net income	$48,782	$46,734

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
(3)Inventory is valued at the lower of cost or net realizable value. The adjustment related to change in the unrealized gain on inventory which is not included in net income, represents the estimated difference between inventory valued at the lower of cost or net realizable value as compared to market values. The fair value of the derivatives the Partnership uses to economically hedge its inventory declines or appreciates in value as the value of the underlying inventory appreciates or declines, which creates unrealized hedging losses (gains) with respect to the derivatives that are included in net income.
(4)Represents the Partnership’s estimate of the change in fair value of the natural gas transportation contracts which are not recorded in net income until the transportation is utilized in the future (i.e., when natural gas is delivered to the customer), as these contracts are executory contracts that do not qualify as derivatives. As the fair value of the natural gas transportation contracts decline or appreciate, the offsetting physical or financial derivative will also appreciate or decline creating unmatched unrealized hedging (gains) losses in net income.

Segment Assets
Due to the commingled nature and uses of the Partnership’s fixed assets, the Partnership does not track its fixed assets between its refined products and materials handling operating segments or its other operations. There are no significant fixed assets attributable to the natural gas reportable segment.
As of March 31, 2021, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.

9. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of March 31, 2021 and December 31, 2020, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of March 31, 2021 and December 31, 2020, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$58,792	$—	$58,792	$—
Futures, swaps and options	87,726	87,726	—	—
Commodity derivatives	146,518	87,726	58,792	—
Total derivative assets	$146,518	$87,726	$58,792	$—
Derivative liabilities:
Commodity fixed forwards	25,911	—	25,911	—
Futures, swaps and options	104,785	104,660	125	—
Commodity derivatives	130,696	104,660	26,036	—
Interest rate swaps	11,398	—	11,398	—
Currency swaps	1	—	1	—
Total derivative liabilities	$142,095	$104,660	$37,435	$—

	As of December 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Futures, swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Futures, swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—

Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially of all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2021 will settle prior to September 30, 2022.
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
The Partnership’s derivative instruments are recorded at fair value, with changes in fair value recognized in net income each period. The Partnership’s fair value measurements are determined using the market approach and includes non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Partnership’s credit is considered for payable balances.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2021 and December 31, 2020.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $58.1 million at March 31, 2021.

Information related to these offsetting arrangements is set forth below:

	As of March 31, 2021
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$146,518	$(88,451)	$(82)	$57,985
Fair value of derivative assets	$146,518	$(88,451)	$(82)	$57,985

Commodity derivative liabilities	$(130,696)	$88,451	$17,343	$(24,902)
Interest rate swap derivative liabilities	(11,398)	—	—	(11,398)
Currency swaps derivative liabilities	(1)	—	—	(1)
Fair value of derivative liabilities	$(142,095)	$88,451	$17,343	$(36,301)

	As of December 31, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$165,978	$(102,736)	$—	$63,242
Fair value of derivative assets	$165,978	$(102,736)	$—	$63,242

Commodity derivative liabilities	$(159,782)	$102,736	$32,488	$(24,558)
Interest rate swap derivative liabilities	(14,559)	—	—	(14,559)
Currency swaps derivative liabilities	(4)	—	—	(4)
Fair value of derivative liabilities	$(174,345)	$102,736	$32,488	$(39,121)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended March 31,
	2021	2020
Refined products contracts	$(19,774)	$66,205
Natural gas contracts	1,309	36,013
Total	$(18,465)	$102,218
There were no discretionary trading activities for the three months ended March 31, 2021 and 2020. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of March 31, 2021		As of December 31, 2020
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	8,370	158,368	12,736	172,274
Short contracts	(10,948)	(76,526)	(16,825)	(86,913)
Interest Rate Derivatives
The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rate swaps hedge the actual and forecasted LIBOR borrowings and have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. The Partnership expects to continue to utilize interest rate swaps to hedge cash flow risk and to manage its exposure to LIBOR interest rates or its replaced equivalent for the foreseeable future.
The Partnership's interest rate swap agreements outstanding as of March 31, 2021 were as follows:

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2021, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.5 million.
10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $7.6 million of tax, including interest and penalties, for the period of 2007 to 2019. Similarly, since the filing, the Partnership has been assessed $9.9 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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

11. Equity and Equity-Based Compensation
Equity Awards - Performance-based Phantom Units
Prior to March 5,2021, the board of directors of the General Partner granted performance-based phantom unit awards to key employees that vested at the end of a performance period (generally three years). Phantom unit awards granted since 2016 include a performance criteria that considers Sprague Holdings operating cash flow, as defined ("OCF"), over a three year period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date. The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled.
Effective March 5, 2021, the board of directors used its discretion to terminate all phantom unit awards granted in 2018, 2019 and 2020. In consideration for this termination, the board of directors paid a higher 2020 cash bonus and issued vested common units to each of the Partnership's Named Executive Officers and certain other employees as well as cash bonuses to all employees. The 2020 cash bonus amounts were expensed during the year ended December 31, 2020 and accrued for as of December 31, 2020. The Company accounted for the cancellation of the previously outstanding phantom unit awards and the issuance of the vest units during the quarter ended March 31, 2021 as a modification which resulted in a net immaterial impact to unit-based compensation expense during the quarter.
The following table presents a summary of the Partnership’s phantom unit awards that were cancelled during the three months ended March 31, 2021:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2020	173,250	$15.16	155,337	$15.04	107,450	$23.30
Cancelled	(173,250)	(15.16)	(155,337)	(15.04)	(107,450)	(23.30)
Nonvested at March 31, 2021	—	$—	—	$—	—	$—
Unit-based compensation expense for the three months ended March 31, 2021 was $0.2 million as compared to $0.4 million for the three months ended March 31, 2020.
Unit-based compensation is included in selling, general and administrative expenses. The Partnership didn't have any unrecognized compensation cost related to performance-based phantom units as of March 31, 2021 as a result of the termination of units.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	61,782	—
Distribution paid in units	—	121,150
Director vested awards	15,464	—
Units purchased in Private Placement	(723,738)	723,738
Balance as of December 31, 2020	9,995,069	12,951,236
Units issued in connection with employee bonus	172,702	—
Units issued in conjunction with IDR Reset Election	—	3,107,248
Balance as of March 31, 2021	10,167,771	16,058,484

IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made the IDR Reset Election. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.

12. Earnings Per Unit
The Partnership has identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units. The Partnership’s net income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests. Diluted earnings per unit includes the effects of potentially dilutive units on the Partnership’s common units, consisting of unvested phantom units. Effective March 5, 2021, there is no dilutive effect for 2021 due to the termination of all phantom units as described in Note 11.
Payments made to the Partnership’s unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of earnings per unit.
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Weighted average limited partner common units - basic	23,893,846	22,820,983
Dilutive effect of unvested phantom units	—	50,765
Weighted average limited partner common units - dilutive	23,893,846	22,871,748

13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2020	February 10, 2021	$0.6675	$15,317	$2,074	$17,391

In addition, on April 23, 2021, the Partnership declared a cash distribution for the three months ended March 31, 2021, of $0.6675 per unit, totaling $17.6 million. Such distributions are to be paid on May 10, 2021, to unitholders of record on May 4, 2021.

14. Subsequent Events
On April 20, 2021, the Partnership and Hartree announced that Sprague Holdings has entered into an agreement to sell to Hartree the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the limited partner interests that Sprague Holdings owns in Sprague (the “Transaction”). The closing of the Transaction is expected to occur on or before June 15, 2021.

On April 29, 2021, the Partnership sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, the Partnership received consideration of $10.1 million.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact, including, among other things, statements relating to the proposed Transaction (as defined below), the expected benefits of the Transaction and the timing of the closing thereof. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.

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

When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2021 (the “2020 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.6 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 41 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our natural gas segment we purchase natural gas from natural gas producers and trading companies and sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States and Canada.
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

IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election, as defined in our partnership agreement. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election was effective on March 5, 2021.
As of March 31, 2021, our Sponsor, through its ownership of Sprague Holdings, owns 16,058,484 common units representing an aggregate of 61.2% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of IDR Reset Election). The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
Hartree Transaction

On April 20, 2021, the Partnership and Hartree Partners, LP (“Hartree”) announced that Sprague Holdings has entered into an agreement to sell to Hartree the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the limited partner interests that Sprague Holdings owns in Sprague (the “Transaction”). The closing of the Transaction is expected to occur on or before June 15, 2021.
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the quarterly period ended March 31, 2021, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of March 31, 2021. At this time, the Partnership is unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances.

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
We define EBITDA as net income before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory, and natural gas transportation contracts, adjusted for changes in the fair value of contingent consideration, and adjusted for the impact of acquisition related expenses.
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
Adjusted Gross Margin
Management purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of the changes in unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and our commodity market value reporting to lenders.
We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) adjusted for the impact of the changes in unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin has no impact on reported volumes or net sales.
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
As described above, pursuant to GAAP, we value our commodity derivative hedges at the end of each reporting period based on current commodity prices and record hedging gains or losses, as appropriate. Also as described above, and pursuant to GAAP, our refined products and natural gas inventory and natural gas transportation contract rights, to which the commodity derivative hedges relate, are not marked to market for the purpose of recording gains or losses. In measuring our operating performance, we rely on our GAAP financial results, but we also find it useful to adjust those numbers to reflect the changes in unrealized gains and losses with regard to refined products and natural gas inventory, and natural gas transportation contracts. By making such adjustments, as reflected in adjusted gross margin and adjusted EBITDA, we believe that we are able to align more closely hedging gains and losses to the period in which the revenue from the sale of inventory and income from transportation contracts relating to those hedges is realized.
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2020 Annual Report for a discussion of the trends and factors that impact our business.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Net sales	$1,036,134	$959,879	$76,255	8%
Cost of products sold (exclusive of depreciation and amortization)	924,782	850,020	74,762	9%
Operating expenses	19,232	20,812	(1,580)	(8)%
Selling, general and administrative	25,239	20,033	5,206	26%
Depreciation and amortization	8,482	8,598	(116)	(1)%
Total operating costs and expenses	977,735	899,463	78,272	9%
Operating income	58,399	60,416	(2,017)	(3)%
Other income	2	—	2	—%
Interest income	67	175	(108)	(62)%
Interest expense	(8,815)	(11,286)	2,471	(22)%
Income before income taxes	49,653	49,305	348	1%
Income tax provision	(871)	(2,571)	1,700	(66)%
Net income	$48,782	$46,734	$2,048	4%

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$58,399	$60,416
Operating costs and expenses not allocated to operating segments:
Operating expenses	19,232	20,812
Selling, general and administrative	25,239	20,033
Depreciation and amortization	8,482	8,598
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(26,257)	(13,549)
Change in unrealized value on natural gas transportation contracts (2)	21,116	(13,199)
Total adjusted gross margin (3):	$106,211	$83,111
Adjusted Gross Margin by Segment:
Refined products	$51,033	$35,792
Natural gas	41,089	29,787
Materials handling	12,076	15,581
Other operations	2,013	1,951
Total adjusted gross margin	$106,211	$83,111
Reconciliation of Net Income to Adjusted EBITDA
Net income	$48,782	$46,734
Add/(deduct):
Interest expense, net	8,748	11,111
Tax provision	871	2,571
Depreciation and amortization	8,482	8,598
EBITDA (3):	$66,883	$69,014
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(26,257)	(13,549)
Change in unrealized value on natural gas transportation contracts (2)	21,116	(13,199)
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries	(2)	—
Acquisition related expenses (4)	—	1
Other adjustments (5)	35	159
Adjusted EBITDA	$61,775	$42,426
Other Data:
Ten Year Average Heating Degree Days (6)	2,606	2,640
Heating Degree Days (6)	2,539	2,176
Variance from average heating degree days	(3)%	(18)%
Variance from prior period heating degree days	17%	(17)%

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
(5)Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition and other expenses.
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

Analysis of Operating Segments

Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	515,845	480,486	35,359	7%
Natural gas (MMBtus)	18,835	18,328	507	3%
Materials handling (short tons)	466	886	(420)	(47)%
Materials handling (gallons)	57,859	78,447	(20,588)	(26)%
Net Sales:
Refined products	$916,201	$841,942	$74,259	9%
Natural gas	102,575	95,778	6,797	7%
Materials handling	12,046	15,557	(3,511)	(23)%
Other operations	5,312	6,602	(1,290)	(20)%
Total net sales	$1,036,134	$959,879	$76,255	8%
Adjusted Gross Margin:
Refined products	$51,033	$35,792	$15,241	43%
Natural gas	41,089	29,787	11,302	38%
Materials handling	12,076	15,581	(3,505)	(22)%
Other operations	2,013	1,951	62	3%
Total adjusted gross margin	$106,211	$83,111	$23,100	28%
Adjusted Unit Gross Margin:
Refined products	$0.099	$0.074	$0.025	34%
Natural gas	$2.182	$1.625	$0.557	34%

Refined Products

Refined products net sales increased $74.3 million, or 9%, compared to the same period last year, due primarily to a 7% increase in volumes. The volume gain was a result of higher distillate volumes, in particular heating oil, driven by more supportive seasonal weather as demonstrated by the 17% increase in heating degree days. Higher marine gas oil sales at Sprague’s Canadian operations was also a contributor to the distillate volume increase. Gasoline volumes increased modestly, with heavy oil requirements lower. Although prices increased steadily during this time period, the average sales prices were only 1% higher than this period last year.

Refined products adjusted gross margin increased $15.2 million, or 43%, compared to the same period last year. Although the higher volume contributed to the better results, the primary factor was improved near-term performance related to inventory purchasing and storage. In addition to some gains on physical purchases this year, the market structure last year led to some temporary mark-to-market losses that reversed later. Results in our Canadian operations were lower than the same period last year, primarily since the increasing price environment during the quarter led to reduced adjusted unit gross margins on bunker sales sold based on prices from the prior week. This prior week price-timing dynamic also pressured adjusted unit gross margins on sales to some U.S. commercial customers.
Natural Gas

Natural gas net sales increased $6.8 million, or 7%, compared to the same period last year due to a combination of a 4% higher average sales price and 3% increase in volume. The higher volume was primarily a result of the colder weather compared to the unusually warm conditions in the same period last year.

Natural gas adjusted gross margin increased $11.3 million, or 38%, compared to the same period last year, largely resulting from an increase in adjusted unit gross margins. The improved adjusted unit gross margins were primarily due to enhanced supply and inventory optimization opportunities, in conjunction with the colder temperatures and concomitant higher price volatility.

Materials Handling
Materials handling net sales and adjusted gross margin were $3.5 million, or 22% to 23% lower than the same period last year. The majority of the decline was in the U.S. operations, in particular due to reduced road salt handling requirements and lower windmill component activity. The reduction in salt handling was a result of fewer bulk vessel deliveries as a mild winter resulted in lower salt usage and a reduced need to resupply in season. Lower windmill handling revenue resulted since there was essentially no component deliveries compared to the substantial early construction season activity last year. Reduced tank rental income at Kildair was also a contributor to the overall decline.
Other Operations
Net sales from other operations decreased $1.3 million, or 20%, due to a combination of lower coal volumes and prices compared to the same period last year. Adjusted gross margin was 3% higher than last year, due mainly to additional 3rd-party trucking margin at our Canadian operations and to a lesser extent higher boiler service requirements.

Operating Costs and Expenses
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

	Three Months Ended March 31,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses	$19,232	$20,812	$(1,580)	(8)%
Selling, general and administrative	$25,239	$20,033	$5,206	26%
Depreciation and amortization	$8,482	$8,598	$(116)	(1)%
Interest expense, net	$8,748	$11,111	$(2,363)	(21)%
Operating Expenses. Operating expenses decreased $1.6 million, or 8%, compared to the same period last year, primarily reflecting a decrease of $1.3 million of stockpile and boiler fuel expenses as well as a $0.2 million decrease in repairs and maintenance expense.
Selling, General and Administrative Expenses. SG&A expenses increased $5.2 million, or 26%, compared to the same period last year largely driven by an increase of $5.4 million in incentive compensation expense and a $0.8 million increase in employee-related costs partially offset by a $0.4 million decrease in travel, marketing and other corporate overhead items related to the impact of COVID-19 as well as a $0.4 million reduction in audit and legal expenses.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $2.4 million, or 21%, compared to the same period last year primarily due to decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2021, we had working capital of $27.1 million.
As of March 31, 2021, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $92.7 million and the undrawn borrowing capacity under the acquisition facility was $28.1 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2021, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $270.3 million to a high of $401.9 million.

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
As of March 31, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2021.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Three Months Ended March 31,
2021	$798	$1,333	$2,131
2020	$702	$2,310	$3,012

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$88,468	$201,101
Net cash used in investing activities	$(1,923)	$(3,001)
Net cash used in financing activities	$(83,220)	$(193,807)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2021 was $88.5 million. Cash inflows for the period were the result of a decrease of $67.2 million in inventories largely due to a reduction in seasonal inventory requirements, net income of $48.8 million, and a decrease of $20.6 million in other assets driven by changes in collateral. These inflows were offset by cash outflows as a result of an increase of $28.3 million in accounts receivable driven by a combination of higher sales prices and volumes, a reduction of $17.0 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases and $9.6 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period.
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

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 was $1.9 million, and primarily resulted from $0.8 million related to expansion capital expenditures and $1.3 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the three months ended March 31, 2020 was $3.0 million, and primarily resulted from $0.7 million related to expansion capital expenditures and $2.3 million related to maintenance capital expenditure projects across our terminal system.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $83.2 million, and primarily resulted from $62.7 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $17.4 million.
Net cash used in financing activities for the three months ended March 31, 2020 was $193.8 million, and primarily resulted from $176.7 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $15.2 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2021 and 2020.

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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our Condensed Consolidated Financial Statements are detailed in Note 1 - Description of Business and Summary of Significant Accounting Policies included in our 2020 Annual Report. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
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

	Three Months Ended March 31,
	(in thousands)
	2021	2020
Refined products contracts	$(19,774)	$66,205
Natural gas contracts	1,309	36,013
Total	$(18,465)	$102,218
Substantially all of our commodity derivative contracts outstanding as of March 31, 2021 will settle prior to September 30, 2022.

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
Our interest rate swap agreements outstanding as of March 31, 2021 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
During the two year period ended March 31, 2021 we hedged approximately 46% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2021, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would have increased approximately $3.6 million and decreased approximately $0.7 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of March 31, 2021:

	As of March 31, 2021
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$58,792	$—	$58,792	$—
Futures, swaps and options	87,726	87,726	—	—
Commodity derivatives	146,518	87,726	58,792	—
Total derivative assets	$146,518	$87,726	$58,792	$—
Derivative liabilities:
Commodity fixed forwards	25,911	—	25,911	—
Futures, swaps and options	104,785	104,660	125	—
Commodity derivatives	130,696	104,660	26,036	—
Interest rate swaps	11,398	—	11,398	—
Currency swaps	1	—	1	—
Total derivative liabilities	$142,095	$104,660	$37,435	$—

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
As of March 31, 2021, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” included in our 2020 Annual Report, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election, as defined in our partnership agreement. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election was effective on March 5, 2021. The issuance of Common Units has been undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

3.3
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013, effective March 1, 2021 (incorporated by reference to Exhibit 3.3 of Sprague Resources LP’s Annual Report on Form 10-K filed March 4, 2021 (File No. 001-36137)).

3.4
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective October 25, 2019 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed October 25, 2019 (File No. 001-36137)).

3.5
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP dated as of October 30, 2013 effective December 20, 2017 (incorporated by reference to Exhibit 3.1 of Sprague Resources LP's Current Report on Form 8-K filed December 20, 2017 (File No. 001-36137)).

3.6
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

3.8
Composite copy of the First Amended and Restated Agreement of Limited Partnership of Sprague Resources LP, dated as of October 30, 2013, as amended by Amendment No. 1, effective December 20, 2017, Amendment No. 2, effective October 25, 2019, and Amendment No. 3, effective March 1, 2021 (incorporated by reference to Exhibit 3.8 of Sprague Resources LP’s Annual Report on Form 10-K filed March 4, 2021 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 6, 2021		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)