Form 10-Q
period 2021-06-30
Sprague Resources LP
filed 2021-08-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 26,226,255 common units outstanding as of August 5, 2021.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,750	$3,771
Accounts receivable, net	158,200	193,015
Inventories	202,646	255,533
Fair value of derivative assets	115,329	145,957
Other current assets	17,022	67,406
Total current assets	499,947	665,682
Fair value of derivative assets, long-term	21,870	20,021
Property, plant and equipment, net	328,572	335,296
Intangibles, net	37,434	41,142
Other assets, net	20,362	22,252
Goodwill	115,037	115,037
Total assets	$1,023,222	$1,199,430
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$50,969	$97,280
Accrued liabilities	76,575	46,645
Fair value of derivative liabilities	144,118	154,105
Due to General Partner	4,945	10,915
Current portion of working capital facilities	246,598	358,685
Current portion of other obligations	7,281	6,968
Total current liabilities	530,486	674,598
Commitments and contingencies
Acquisition facility	377,400	382,400
Fair value of derivative liabilities, long-term	26,968	20,240
Other obligations, less current portion	37,335	39,309
Operating lease liabilities, less current portion	2,371	5,653
Due to General Partner	2,899	2,751
Deferred income taxes	15,572	15,784
Total liabilities	993,031	1,140,735
Unitholders’ equity:
Common unitholders - public (8,052,406 and 9,995,069 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	112,626	154,238
Common unitholders - affiliated (18,173,849 and 12,951,236 units issued and outstanding as of June 30, 2021 and December 31, 2020, respectively)	(60,910)	(69,561)
Accumulated other comprehensive loss, net of tax	(21,525)	(25,982)
Total unitholders’ equity	30,191	58,695
Total liabilities and unitholders’ equity	$1,023,222	$1,199,430

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$657,672	$358,214	$1,693,805	$1,318,093
Cost of products sold (exclusive of depreciation and amortization)	659,803	325,233	1,584,585	1,175,252
Operating expenses	19,148	18,471	38,379	39,283
Selling, general and administrative	16,719	18,923	41,958	38,956
Depreciation and amortization	8,258	8,518	16,741	17,115
Total operating costs and expenses	703,928	371,145	1,681,663	1,270,606
Other operating income	9,725	—	9,725	—
Operating (loss) income	(36,531)	(12,931)	21,867	47,487
Other income	—	64	2	64
Interest income	77	72	143	248
Interest expense	(8,587)	(10,788)	(17,402)	(22,074)
(Loss) income before income taxes	(45,041)	(23,583)	4,610	25,725
Income tax provision	(562)	(1,542)	(1,433)	(4,113)
Net (loss) income	(45,603)	(25,125)	3,177	21,612
Incentive distributions declared	—	(2,072)	—	(4,144)
Limited partners' interest in net (loss) income	$(45,603)	$(27,197)	$3,177	$17,468

Net (loss) income per limited partner unit:
Common - basic	$(1.74)	$(1.19)	$0.13	$0.76
Common - diluted	$(1.74)	$(1.19)	$0.13	$0.76
Units used to compute net income per limited partner unit:
Common - basic	26,226,255	22,922,902	25,066,494	22,871,943
Common - diluted	26,226,255	22,922,902	25,066,494	22,937,273
Distribution declared per unit	$0.6675	$0.6675	$1.3350	$1.3350

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(45,603)	$(25,125)	$3,177	$21,612
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net (loss) gain arising in the period	(208)	(1,257)	1,598	(9,785)
Reclassification adjustment related to loss (gain) realized in income	1,459	1,441	2,815	2,056
Net change in unrealized gain (loss) on interest rate swaps	1,251	184	4,413	(7,729)
Tax effect	(10)	(1)	(34)	60
	1,241	183	4,379	(7,669)
Foreign currency translation adjustment	42	123	78	(191)
Other comprehensive income (loss)	1,283	306	4,457	(7,860)
Comprehensive (loss) income	$(44,320)	$(24,819)	$7,634	$13,752

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Affiliated	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended June 31, 2020 and 2021
Balance at March 31, 2020	$194,513	$(48,474)	$—	$(27,854)	$118,185
Net loss	(12,610)	(14,568)	2,053	—	(25,125)
Other comprehensive income	—	—	—	306	306
Unit-based compensation	397	458	—	—	855
Distributions paid in cash	(7,139)	(8,162)	(2,072)	—	(17,373)
Distributions paid in units	—	(19)	19	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848

Balance at March 31, 2021	$166,680	$(51,855)	$—	$(22,808)	$92,017
Net loss	(16,346)	(29,257)	—	—	(45,603)
Other comprehensive income	—	—	—	1,283	1,283
Distributions paid in cash	(6,787)	(10,719)	—	—	(17,506)
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Balance at June 30, 2021	$112,626	$(60,910)	$—	$(21,525)	$30,191

Six Months Ended June 30, 2020 and 2021
Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	8,229	9,258	4,125	—	21,612
Other comprehensive loss	—	—	—	(7,860)	(7,860)
Unit-based compensation	588	673	—	—	1,261
Distributions paid in cash	(14,242)	(16,243)	(2,072)	—	(32,557)
Distributions paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848

Balance at December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695
Net income	3,289	(2,186)	2,074	—	3,177
Other comprehensive income	—	—	—	4,457	4,457
Unit-based compensation	(1,373)	(1,894)	—	—	(3,267)
Distributions paid in cash	(13,459)	(19,364)	(2,074)	—	(34,897)
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Common units issued in connection with annual bonus	1,461	2,014	—	—	3,475
Units withheld for employee tax obligations	(609)	(840)	—	—	(1,449)
Balance at June 30, 2021	$112,626	$(60,910)	$—	$(21,525)	$30,191

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$3,177	$21,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	19,297	20,040
(Gain) loss on sale of assets	(9,840)	27
Changes in fair value of contingent consideration	—	244
Provision for doubtful accounts	98	539
Non-cash unit-based compensation	208	1,261
Deferred income taxes	(246)	(603)
Changes in assets and liabilities:
Accounts receivable	34,716	173,829
Inventories	52,888	96,785
Other assets	54,266	7,576
Fair value of commodity derivative instruments	29,933	(29,654)
Due to General Partner and affiliates	(6,295)	(1,125)
Accounts payable, accrued liabilities and other	(19,050)	(113,250)
Net cash provided by operating activities	159,152	177,281
Cash flows from investing activities
Purchases of property, plant and equipment	(5,799)	(5,386)
Proceeds from sale of assets	11,125	241
Net cash provided by (used in) investing activities	5,326	(5,145)
Cash flows from financing activities
Net payments under credit agreements	(117,383)	(131,618)
Payments on finance leases, term debt, and other obligations	(3,335)	(2,804)
Debt issue costs	(4,430)	(5,669)
Distributions to unitholders	(34,897)	(32,557)
Units withheld for employee tax obligations	(1,450)	(297)
Net cash used in financing activities	(161,495)	(172,945)
Effect of exchange rate changes on cash balances held in foreign currencies	(4)	(829)
Net change in cash and cash equivalents	2,979	(1,638)
Cash and cash equivalents, beginning of period	3,771	5,386
Cash and cash equivalents, end of period	$6,750	$3,748
Supplemental disclosure of cash flow information
Cash paid for interest	$14,476	$20,424
Cash paid for taxes	$6,165	$1,434
Assets acquired under finance lease obligations	$1,580	$609
Cash paid for operating leases	$3,068	$3,085
Distribution paid in units	$—	$2,053

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
On April 20, 2021, the Partnership and Hartree Partners, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the “Transaction”). The Transaction was completed and effective on May 28, 2021.
Unless the context otherwise requires, prior to May 28, 2021, references referring to “Sprague Resources,” and the “Partnership,” refer to Sprague Resources LP and its subsidiaries; references to the "General Partner" refer to Sprague Resources GP LLC; references to “Axel Johnson” or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner.
Unless the context otherwise requires, effective May 28, 2021, references referring to Sprague Resources, and the Partnership, refer to Sprague Resources LP and its subsidiaries; references to the General Partner refer to Sprague Resources GP LLC; references to “Hartree” or the Sponsor refer to Hartree Partners, LP, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague HP Holdings LLC, a wholly owned subsidiary of Hartree and the owner of the General Partner.
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
As of June 30, 2021, the Sponsor, through its ownership of Sprague Holdings, owned 18,173,849 common units (consisting of the 16,058,484 common units purchased as part of the Transaction and 2,115,365 common units beneficially owned by Hartree prior to the consummation of the Transaction) representing 69.3% of the limited partner interest in the Partnership. As of June 30, 2021, Hartree Bulk Storage, LLC and HP Bulk Storage Manager, LLC, (uncontrolled affiliates of Hartree Partners LP) beneficially own an additional 1,375,000 common units which are included in the public units outstanding. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of the IDR Reset Election, as described below). The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “Partnership Agreement”). Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.
On April 29, 2021, the Partnership sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $9.0 million for the quarter ended June 30, 2021, which is included within other operating income in the consolidated statements of income. The remaining $0.7 million of other operating income relates to a gain associated with a parcel of land sold at the Bronx terminal.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2021 and December 31, 2020, the consolidated results of operations for the three and six months ended June 30, 2021 and 2020, consolidated statement of changes in unitholders' equity for the three and six months ended June 30, 2021 and 2020, and the consolidated cash flows for the six months ended June 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the three and six months ended June 30, 2021, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of June 30, 2021. While market conditions for our products and services have improved when compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. The Partnership continues to monitor the evolving impacts of COVID-19 and variants closely and respond to changing conditions.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Refined products
Distillates	$410,551	$219,599	$1,163,478	$915,427
Gasoline	124,550	43,688	219,596	119,965
Heavy fuel oil and asphalt	54,041	29,602	122,268	99,439
Total refined products	$589,142	$292,889	$1,505,342	$1,134,831
Natural gas	51,360	47,988	153,935	143,766
Materials handling	12,725	12,974	24,771	28,531
Other operations	4,445	4,363	9,757	10,965
Net sales	$657,672	$358,214	$1,693,805	$1,318,093

Net sales by country:
United States	$584,726	$324,058	$1,554,617	$1,230,867
Canada	72,946	34,156	139,188	87,226
Net sales	$657,672	$358,214	$1,693,805	$1,318,093

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.1 million and $9.4 million as of June 30, 2021 and December 31, 2020, respectively. A substantial portion of the contract liabilities as of December 31, 2020 remains outstanding as of June 30, 2021 as they are primarily deposits. The Partnership does not have any material contract assets as of June 30, 2021 or December 31, 2020.

3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.8 million and $10.8 million for the three months ended June 30, 2021 and 2020, respectively, and $20.3 million and $20.3 million for the six months ended June 30, 2021 and 2020, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2021	December 31, 2020
Fair value of interest rate swaps, net of tax	$(10,066)	$(14,446)
Cumulative foreign currency translation adjustment	(11,459)	(11,536)
Accumulated other comprehensive loss, net of tax	$(21,525)	$(25,982)

5. Inventories

	June 30, 2021	December 31, 2020
Petroleum and related products	$199,074	$248,977
Coal	952	3,240
Natural gas	2,620	3,316
Inventories	$202,646	$255,533

6. Credit Agreement

	June 30, 2021	December 31, 2020
Working capital facilities	$246,598	$358,685
Acquisition facility	377,400	382,400
Total credit agreement	623,998	741,085
Less: current portion of working capital facilities	(246,598)	(358,685)
Long-term portion	$377,400	$382,400
On May 11, 2021, Sprague Operating Resources LLC (the “U.S. Borrower”) and Kildair Service ULC (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a first amendment (the “First Amendment”) to the second amended and restated credit agreement dated as of May 19, 2020 (the "Original Credit Agreement"; the Original Credit Agreement as amended by the First Amendment, the “Credit Agreement"). Upon the effective date, the First Amendment increased the acquisition facility from $430 million to $450 million and was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. Overall, the Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).
As of June 30, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
•A revolving acquisition facility of up to $450.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions, including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.

Indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
The specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2021 and December 31, 2020, had a borrowing base of $384.4 million and $540.0 million, respectively. As of June 30, 2021 and December 31, 2020, outstanding letters of credit related to the working capital facilities were $16.0 million and $77.3 million, respectively. As of June 30, 2021 and December 31, 2020, outstanding letters of credit related to the acquisition facility were $13.9 million and $15.4 million, respectively. As of June 30, 2021, excess availability under the working capital facilities was $121.8 million and excess availability under the acquisition facility was $58.7 million.
The weighted average interest rate was 3.0% at both June 30, 2021 and December 31, 2020. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at June 30, 2021 and December 31, 2020 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2021.
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
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $20.2 million and $21.0 million for the three months ended June 30, 2021 and 2020, and $46.5 million and $44.5 million for the six months ended June 30, 2021 and 2020, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At June 30, 2021 and December 31, 2020, total amounts due to the General Partner with respect to these benefits and overhead costs were $7.8 million and $13.7 million, respectively.
During the three and six months ended June 30, 2021, the Partnership recorded tank use and storage fee revenue of $0.2 million and $0.7 million, respectively, from lease agreements entered into with Hartree, a related party. In addition, the Partnership made net inventory purchases from Hartree totaling $29.8 million and $97.8 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, the Partnership had a receivable of $0.5 million from Hartree related to certain fees paid on their behalf.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2021 and 2020, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $73.0 million and $34.2 million for the three months ended June 30, 2021 and 2020, respectively, and $139.2 million and $87.2 million for the six months ended June 30, 2021 and 2020, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Refined products	$589,142	$292,889	$1,505,342	$1,134,831
Natural gas	51,360	47,988	153,935	143,766
Materials handling	12,725	12,974	24,771	28,531
Other operations	4,445	4,363	9,757	10,965
Net sales	$657,672	$358,214	$1,693,805	$1,318,093
Adjusted gross margin (1):
Refined products	$27,165	$52,861	$78,198	$88,650
Natural gas	(2,725)	(2,245)	38,364	27,542
Materials handling	12,694	12,895	24,770	28,476
Other operations	1,696	1,673	3,709	3,626
Adjusted gross margin	38,830	65,184	145,041	148,294
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized (loss) gain on inventory (3)	(5,369)	(32,326)	20,888	(18,775)
Change in unrealized value on natural gas transportation contracts (4)	(35,592)	123	(56,709)	13,322
Operating costs and expenses not allocated to operating segments:
Operating expenses	(19,148)	(18,471)	(38,379)	(39,283)
Selling, general and administrative	(16,719)	(18,923)	(41,958)	(38,956)
Depreciation and amortization	(8,258)	(8,518)	(16,741)	(17,115)
Other operating income	9,725	—	9,725	—
Operating (loss) income	(36,531)	(12,931)	21,867	47,487
Other income	—	64	2	64
Interest income	77	72	143	248
Interest expense	(8,587)	(10,788)	(17,402)	(22,074)
Income tax provision	(562)	(1,542)	(1,433)	(4,113)
Net (loss) income	$(45,603)	$(25,125)	$3,177	$21,612

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
As of June 30, 2021, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.

9. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of June 30, 2021 and December 31, 2020, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of June 30, 2021 and December 31, 2020, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$24,024	$—	$24,024	$—
Futures, swaps and options	113,175	113,175	—	—
Commodity derivatives	137,199	113,175	24,024	—
Total derivative assets	$137,199	$113,175	$24,024	$—
Derivative liabilities:
Commodity fixed forwards	86,925	—	86,925	—
Futures, swaps and options	74,015	73,923	92	—
Commodity derivatives	160,940	73,923	87,017	—
Interest rate swaps	10,146	—	10,146	—
Total derivative liabilities	$171,086	$73,923	$97,163	$—

	As of December 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Futures, swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Futures, swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—

Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially of all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2021 will settle prior to December 31, 2022.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2021 and December 31, 2020.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $63.9 million at June 30, 2021.

Information related to these offsetting arrangements is set forth below:

	As of June 30, 2021
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$137,199	$(73,309)	$(32,179)	$31,711
Fair value of derivative assets	$137,199	$(73,309)	$(32,179)	$31,711

Commodity derivative liabilities	$(160,940)	$73,309	$2,472	$(85,159)
Interest rate swap derivative liabilities	(10,146)	—	—	(10,146)
Fair value of derivative liabilities	$(171,086)	$73,309	$2,472	$(95,305)

	As of December 31, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$165,978	$(102,736)	$—	$63,242
Fair value of derivative assets	$165,978	$(102,736)	$—	$63,242

Commodity derivative liabilities	$(159,782)	$102,736	$32,488	$(24,558)
Interest rate swap derivative liabilities	(14,559)	—	—	(14,559)
Currency swaps derivative liabilities	(4)	—	—	(4)
Fair value of derivative liabilities	$(174,345)	$102,736	$32,488	$(39,121)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Refined products contracts	$(19,503)	$(8,869)	$(39,277)	$57,336
Natural gas contracts	(34,447)	3,332	(33,138)	39,345
Total	$(53,950)	$(5,537)	$(72,415)	$96,681
There were no discretionary trading activities for the three and six months ended June 30, 2021 and 2020. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2021		As of December 31, 2020
	Refined Products (Barrels)	Natural Gas (MMBtus)	Refined Products (Barrels)	Natural Gas (MMBtus)
Long contracts	5,539	161,652	12,736	172,274
Short contracts	(7,816)	(83,840)	(16,825)	(86,913)
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
The Partnership's interest rate swap agreements outstanding as of June 30, 2021 were as follows:

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2021, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.4 million.

10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During an audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $7.9 million of tax, including interest and penalties, for the period of 2007 to 2020. Similarly, since the filing, the Partnership has been assessed $10.2 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

On September 14, 2020, a purported class action complaint was filed against Sprague Operating Resources, LLC ("SOR"), one of the Partnership’s subsidiaries, in the U.S. District Court for the District of Rhode Island. The complaint, since amended, alleges causes of action for private nuisance, public nuisance, and negligence, each based on emission impacts to nearby occupants from the Partnership’s oil and natural gas facility located in Providence, Rhode Island. The complaint also alleges that the amount in controversy exceeds $5.0 million. At this early stage in the litigation, the Partnership cannot predict whether the plaintiff will succeed in getting the court to certify a class. Based upon the information currently available to it, the Partnership believes that the complaint is without merit and intends to vigorously defend against it.

In May 2021, the New York City Department of Citywide Administrative Services (DCAS) initiated legal action against SOR, alleging that the SOR failed to pay the city $8.5 million in biodiesel tax credits for product purchased for the period of 2017 through 2019. SOR is disputing the claim and the Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to this matter and such amount is not material to the consolidated financial statements.

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

11. Equity and Equity-Based Compensation
Equity Awards - Performance-based Phantom Units
Prior to March 5, 2021, the board of directors of the General Partner granted performance-based phantom unit awards to key employees that vested at the end of a performance period (generally three years). Phantom unit awards granted since 2016 include a performance criteria that considers Sprague Holdings operating cash flow, as defined ("OCF"), over a three year period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards are equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense is estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and is recognized over the requisite service period using the straight-line method. The number of units that the Partnership estimates are probable to vest could change over the vesting period. Any such change in estimate is recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date. The Partnership's long-term incentive phantom unit awards include tandem distribution equivalent rights ("DERs") which entitle the participant to a cash payment upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled.
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

The following table presents a summary of the Partnership’s phantom unit awards that were cancelled during the six months ended June 30, 2021:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2020	173,250	$15.16	155,337	$15.04	107,450	$23.30
Cancelled	(173,250)	(15.16)	(155,337)	(15.04)	(107,450)	(23.30)
Nonvested at June 30, 2021	—	$—	—	$—	—	$—
Unit-based compensation expense for the six months ended June 30, 2021 was $0.2 million as compared to $1.3 million for the six months ended June 30, 2020.
Unit-based compensation is included in selling, general and administrative expenses. The Partnership didn't have any unrecognized compensation cost related to performance-based phantom units as of June 30, 2021 as a result of the termination of units.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Affiliated
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	61,782	—
Distribution paid in units	—	121,150
Director vested awards	15,464	—
Units purchased in Private Placement	(723,738)	723,738
Balance as of December 31, 2020	9,995,069	12,951,236
Units issued in connection with employee bonus	172,702	—
Units issued in conjunction with IDR Reset Election	—	3,107,248
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(2,115,365)	2,115,365
Balance as of June 30, 2021	8,052,406	18,173,849

IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made the IDR Reset Election. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.

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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average limited partner common units - basic	26,226,255	22,922,902	25,066,494	22,871,943
Dilutive effect of unvested phantom units	—	—	—	65,330
Weighted average limited partner common units - dilutive	26,226,255	22,922,902	25,066,494	22,937,273

13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2020	February 10, 2021	$0.6675	$15,317	$2,074	$17,391
March 31, 2021	May 10, 2021	$0.6675	$17,506	$—	$17,506

In addition, on July 23, 2021, the Partnership declared a cash distribution for the three months ended June 30, 2021, of $0.6675 per unit, totaling $17.5 million. Such distribution is to be paid on August 9, 2021, to unitholders of record on August 3, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report on Form 10-Q ("Quarterly Report"), unless the context otherwise requires, prior to May 28, 2021, references to "Sprague Resources," the "Partnership," "we," "our," "us," or like terms, refer to Sprague Resources LP and its subsidiaries; references to our "General Partner" refer to Sprague Resources GP LLC; references to "Axel Johnson" or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; and references to "Sprague Holdings" refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of our General Partner. Prior to May 28, 2021, our General Partner was a wholly owned subsidiary of Axel Johnson.
As used in this Quarterly Report on Form 10-Q ("Quarterly Report"), unless the context otherwise requires, effective May 28, 2021, references to "Sprague Resources," the "Partnership," "we," "our," "us," or like terms, refer to Sprague Resources LP and its subsidiaries; references to our "General Partner" refer to Sprague Resources GP LLC; references to "Hartree" or the "Sponsor" refer to Hartree Partners, LP, other than Sprague Resources, its subsidiaries and its General Partner; and references to "Sprague Holdings" refer to Sprague HP Holdings, LLC, a wholly owned subsidiary of Hartree and the owner of our General Partner. Effective May 28, 2021 our General Partner is a wholly owned subsidiary of Hartree.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact, including, among other things, statements relating to the Transaction (as defined below) and the expected benefits thereof. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.

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
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.4 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 40 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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

Hartree Transaction
On April 20, 2021, the Partnership and Hartree Partner, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the “Transaction”). The Transaction was completed and effective on May 28, 2021.
IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election, as defined in our partnership agreement. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the minimum quarterly distribution amount increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election was effective on March 5, 2021.

As of June 30, 2021, our Sponsor, through its ownership of Sprague Holdings, owns 18,173,849 common units (consisting of the 16,058,484 common units purchased as part of the Transaction and 2,115,365 common units beneficially owned by Hartree prior to the consummation of the Transaction) representing an aggregate of 69.3% of the limited partner interest in the Partnership. As of June 30, 2021, Hartree Bulk Storage, LLC and HP Bulk Storage Manager, LLC, (uncontrolled affiliated of Hartree Partners LP) beneficially own an additional 1,375,000 common units which are included in the public units outstanding. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of IDR Reset Election). The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
The pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results for the quarterly period ended June 30, 2021, specifically, the Partnership has seen a decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, the Partnership took swift action to ensure the safety of employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of June 30, 2021. While market conditions for our products and services have improved when compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. The Partnership continues to monitor the evolving impacts of COVID-19 and variants closely and respond to changing conditions.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Net sales	$657,672	$358,214	$299,458	84%
Cost of products sold (exclusive of depreciation and amortization)	659,803	325,233	334,570	103%
Operating expenses	19,148	18,471	677	4%
Selling, general and administrative	16,719	18,923	(2,204)	(12)%
Depreciation and amortization	8,258	8,518	(260)	(3)%
Total operating costs and expenses	703,928	371,145	332,783	90%
Other operating income	9,725	—	9,725	N/A
Operating loss	(36,531)	(12,931)	(23,600)	183%
Other income	—	64	(64)	(100)%
Interest income	77	72	5	7%
Interest expense	(8,587)	(10,788)	2,201	(20)%
Loss before income taxes	(45,041)	(23,583)	(21,458)	91%
Income tax provision	(562)	(1,542)	980	(64)%
Net loss	$(45,603)	$(25,125)	$(20,478)	82%

	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Net sales	$1,693,805	$1,318,093	$375,712	29%
Cost of products sold (exclusive of depreciation and amortization)	1,584,585	1,175,252	409,333	35%
Operating expenses	38,379	39,283	(904)	(2)%
Selling, general and administrative	41,958	38,956	3,002	8%
Depreciation and amortization	16,741	17,115	(374)	(2)%
Total operating costs and expenses	1,681,663	1,270,606	411,057	32%
Other operating income	9,725	—	9,725	N/A
Operating income	21,867	47,487	(25,620)	(54)%
Other income	2	64	(62)	(97)%
Interest income	143	248	(105)	(42)%
Interest expense	(17,402)	(22,074)	4,672	(21)%
Income before income taxes	4,610	25,725	(21,115)	(82)%
Income tax provision	(1,433)	(4,113)	2,680	(65)%
Net income	$3,177	$21,612	$(18,435)	(85)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(36,531)	$(12,931)	$21,867	$47,487
Operating costs and expenses not allocated to operating segments:
Operating expenses	19,148	18,471	38,379	39,283
Selling, general and administrative	16,719	18,923	41,958	38,956
Depreciation and amortization	8,258	8,518	16,741	17,115
Other operating income (7)	(9,725)	—	(9,727)	—
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	5,369	32,326	(20,888)	18,775
Change in unrealized value on natural gas transportation contracts (2)	35,592	(123)	56,711	(13,322)
Total adjusted gross margin (3):	$38,830	$65,184	$145,041	$148,294
Adjusted Gross Margin by Segment:
Refined products	$27,165	$52,861	$78,198	$88,650
Natural gas	(2,725)	(2,245)	38,364	27,542
Materials handling	12,694	12,895	24,770	28,476
Other operations	1,696	1,673	3,709	3,626
Total adjusted gross margin	$38,830	$65,184	$145,041	$148,294
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(45,603)	$(25,125)	$3,177	$21,612
Add/(deduct):
Interest expense, net	8,510	10,716	17,259	21,826
Tax provision	562	1,542	1,433	4,113
Depreciation and amortization	8,258	8,518	16,741	17,115
EBITDA (3):	$(28,273)	$(4,349)	$38,610	$64,666
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	5,369	32,326	(20,888)	18,775
Change in unrealized value on natural gas transportation contracts (2)	35,592	(123)	56,711	(13,322)
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries (7)	(9,725)	—	(9,727)	—
Acquisition related expenses (4)	—	1	—	1
Other adjustments (5)	35	161	65	320
Adjusted EBITDA	$2,998	$28,016	$64,771	$70,440
Other Data:
Ten Year Average Heating Degree Days (6)	611	574	3,217	3,214
Heating Degree Days (6)	520	774	3,059	2,950
Variance from average heating degree days	(15)%	35%	(5)%	(8)%
Variance from prior period heating degree days	(33)%	44%	4%	(7)%

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
(7)On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $9.0 million for the quarter ended June 30, 2021, which is included within other operating income in the consolidated statements of income. The remaining $0.7 million of other operating income relates to a gain associated with a parcel of land sold at the Bronx terminal.

Analysis of Operating Segments

Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	289,458	264,332	25,126	10%
Natural gas (MMBtus)	11,692	11,141	551	5%
Materials handling (short tons)	507	391	116	30%
Materials handling (gallons)	124,444	148,872	(24,428)	(16)%
Net Sales:
Refined products	$589,142	$292,889	$296,253	101%
Natural gas	51,360	47,988	3,372	7%
Materials handling	12,725	12,974	(249)	(2)%
Other operations	4,445	4,363	82	2%
Total net sales	$657,672	$358,214	$299,458	84%
Adjusted Gross Margin:
Refined products	$27,165	$52,861	$(25,696)	(49)%
Natural gas	(2,725)	(2,245)	(480)	(21)%
Materials handling	12,694	12,895	(201)	(2)%
Other operations	1,696	1,673	23	1%
Total adjusted gross margin	$38,830	$65,184	$(26,354)	(40)%
Adjusted Unit Gross Margin:
Refined products	$0.094	$0.200	$(0.106)	(53)%
Natural gas	$(0.233)	$(0.202)	$(0.031)	(15)%

Refined Products

Refined products net sales increased $296.3 million, or 101%, compared to the same period last year due primarily to the higher price environment. Average sale prices were up by nearly 84%, with the substantial increase reflecting the price recovery compared to the pandemic-driven price weakness last year. Volumes were also substantially higher at 10% more, also contributing to the higher net sales. The volume gain was mostly a result of higher gasoline sales, driven by the recovery in transportation demand. Distillate volumes were also higher, due principally to an increase in diesel requirements in particular with transit agencies and on-site fueling operations. Heating oil volumes were lower, reflecting the significantly milder temperatures as indicated by the reduction in heating degree days by nearly a third. Heavy oil also contributed to the increased volumes due to gains at our Canadian operations.

Refined products adjusted gross margin decreased $25.7 million, or 49%, compared to the same period last year. This decline was driven primarily by less favorable market conditions to purchase, store, and hedge inventory compared to the unusually strong market environment during the same period last year. Lower unit margins were also a contributor to the margin decrease. Results in our Canadian operations were consistent with the overall trend, again with the key factor the weaker market conditions to purchase, store, and hedge inventory.

Natural Gas

Natural gas net sales increased $3.4 million, or 7%, compared to the same period last year due to a combination of a 5% increase in volumes and a 2% higher average sales price. The higher volumes primarily reflect the improved economic conditions compared to the pandemic environment last year.

Natural gas adjusted gross margin decreased $0.5 million, or 21%, compared to the same period last year, due primarily to a reduction in the adjusted unit gross margins. Factors contributing to the lower adjusted unit gross margins were the warmer temperatures and lower price volatility leading to fewer supply and inventory optimization opportunities as well as basis changes contributing to a reduction in the mark-to-market valuation of market positions.

Materials Handling
Materials handling net sales and adjusted gross margin were $0.2 million, or 2% lower than the same period last year. Margins were higher in the U.S. operations, with gains led by gypsum, furnace slag and pulp handling more than offsetting reduced liquid bulk activity, in particular the decreases in asphalt and china clay. Results in the Canadian operations were lower due to a reduction in tank rental requirements.
Other Operations
Net sales from other operations increased $0.1 million, or 2%, driven by higher coal volumes compared to the same period last year. Adjusted gross margin was 1% higher than last year, with increased boiler service and coal margins more than offsetting a decline at our Canadian trucking operations.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	805,303	744,813	60,490	8%
Natural gas (MMBtus)	30,527	29,469	1,058	4%
Materials handling (short tons)	924	1,277	(353)	(28)%
Materials handling (gallons)	182,303	227,319	(45,016)	(20)%
Net Sales:
Refined products	$1,505,342	$1,134,831	$370,511	33%
Natural gas	153,935	143,766	10,169	7%
Materials handling	24,771	28,531	(3,760)	(13)%
Other operations	9,757	10,965	(1,208)	(11)%
Total net sales	$1,693,805	$1,318,093	$375,712	29%
Adjusted Gross Margin:
Refined products	$78,198	$88,650	$(10,452)	(12)%
Natural gas	38,364	27,542	10,822	39%
Materials handling	24,770	28,476	(3,706)	(13)%
Other operations	3,709	3,626	83	2%
Total adjusted gross margin	$145,041	$148,294	$(3,253)	(2)%
Adjusted Unit Gross Margin:
Refined products	$0.097	$0.119	$(0.022)	(18)%
Natural gas	$1.257	$0.935	$0.322	34%
Refined Products

Refined products net sales increased $370.5 million, or 33%, due primarily to the substantially higher oil price environment compared to the same period last year. In addition, the 8% increase in volumes was a contributor to the higher net sales. The higher volumes were primarily due to distillates, including heating oil and diesel. The increase in heating oil volumes was partly a result of the colder weather, as illustrated by the 4% higher heating degree days. Diesel volumes were up, with gains from regional transit authorities, on-site fueling operations, and marine fueling requirements. Gasoline and heavy oil volumes were also higher. The gain in gasoline volumes was due to a recovery in transportation demand, with the higher heavy oil volumes a result of additional demand at our Canadian operations for on-land requirements.

Refined products adjusted gross margin decreased $10.5 million, or 12%, compared to the same period last year as reduced gross adjusted unit margins more than offset the higher volumes. The lower unit margins were primarily a result of substantially less attractive market conditions to purchase, store and hedge oil inventory compared to the market that was in place last year in conjunction with a surplus supply and weakened demand environment. The Canadian operations was the largest contributor to the weaker results, again due to the less attractive market conditions to purchase, store and hedge oil inventory compared to the same period last year.

Natural Gas

Natural gas net sales increased $10.2 million, or 7%, compared to the same period last year, due to a 4% increase in volumes and a 3% higher average sales price. A key factor contributing to the higher volumes was an overall improvement in economic conditions compared to the pandemic-driven slowdown last year.

Natural gas adjusted gross margin increased by $10.8 million, or 39%, compared to the same period last year, largely resulting from higher adjusted unit gross margins. The increase in adjusted unit gross margins was primarily due to enhanced supply and inventory optimization opportunities in the early part of the year, in conjunction with colder temperatures and concomitant higher price volatility.

Materials Handling

Materials handling net sales and adjusted gross margin decreased $3.8 million and $3.7 million, respectively, or by 13% each, compared to the same period last year. This decline was a result of comparable reductions in our U.S. and Canadian operations. The decrease in the U.S. was largely due to reduced road salt handling requirements and lower windmill component handling activity. The reduction in salt was a result of fewer bulk vessel deliveries, as a mild winter resulted in lower salt usage and less resupply requirements. Reduced windmill handling revenue resulted since there were lower component deliveries compared to the substantial activity early last year. The reduction in the Canadian operations was a result of reduced tank rental demand from third parties.

Other Operations

Net sales from other operations decreased by $1.2 million, or 11%, due primarily to reduced coal volumes compared to the same period last year. Adjusted gross margin was $0.1 million, or 2% higher than last year, due to a combination of an increase in boiler service activity and higher coal adjusted gross unit margins.

Operating Costs and Expenses
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

	Three Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses	$19,148	$18,471	$677	4%
Selling, general and administrative	$16,719	$18,923	$(2,204)	(12)%
Depreciation and amortization	$8,258	$8,518	$(260)	(3)%
Interest expense, net	$8,510	$10,716	$(2,206)	(21)%
Operating Expenses. Operating expenses increased $0.7 million, or 4%, compared to the same period last year, primarily reflecting an increase of $0.4 million of employee overtime and $0.4 million of stockpile and boiler fuel expenses.
Selling, General and Administrative Expenses. SG&A expenses decreased $2.2 million, or 12%, compared to the same period last year largely driven by a decrease of $1.9 million in incentive compensation expense and a $0.5 million decrease in audit and legal costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense offset decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $2.2 million, or 21%, compared to the same period last year primarily due to decreased net borrowing rates.

Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

	Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses	$38,379	$39,283	$(904)	(2)%
Selling, general and administrative	$41,958	$38,956	$3,002	8%
Depreciation and amortization	$16,741	$17,115	$(374)	(2)%
Interest expense, net	$17,259	$21,826	$(4,567)	(21)%
Operating Expenses. Operating expenses decreased $0.9 million, or 2%, compared to the same period last year, reflecting $1.0 million of decreased stockpile and boiler fuel expenses offset by an increase of $0.4 million for employee-related costs.
Selling, General and Administrative Expenses. SG&A expenses increased $3.0 million or 8%, compared to the same period last year. This increase was driven by $3.4 million in higher incentive compensation and $0.7 million increase in employee-related costs partially offset by decrease to audit and legal costs of $0.9 million.
Depreciation and Amortization. Depreciation and amortization increased $0.4 million or 2% as increased depreciation expense was partially offset by decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $4.6 million, or 21%, compared to the same period last year primarily due to decreased net borrowing rates.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2021, we had a working capital deficit of $30.5 million.
As of June 30, 2021, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $121.8 million and the undrawn borrowing capacity under the acquisition facility was $58.7 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2021, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $200.3 million to a high of $402 million.
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
Credit Agreement
On May 11, 2021, Sprague Operating Resources LLC (the “U.S. Borrower”) and Kildair Service ULC (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a first amendment (the “First Amendment”) to the second amended and restated credit agreement dated as of May 19, 2020 (the "Original Credit Agreement"; the Original Credit Agreement as amended by the First Amendment, the “Credit Agreement"). Upon the effective date, the First Amendment increased the acquisition facility from $430 million to $450 million was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. The Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).

As of June 30, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
•A revolving acquisition facility of up to $450.0 million, subject to borrowing base limits, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions, including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.
Indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
The specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
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

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2021.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2021	$1,691	$4,108	$5,799
2020	$2,287	$3,099	$5,386

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$159,152	$177,281
Net cash provided by (used in) investing activities	$5,326	$(5,145)
Net cash used in financing activities	$(161,495)	$(172,945)

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2021 was $159.2 million. Cash inflows for the period were the result of a decrease of $52.9 million in inventories largely due to a reduction in seasonal inventory requirements, net income of $3.2 million, a decrease of $54.3 million in other assets driven by changes in collateral, decrease of $34.7 million in accounts receivable and $29.9 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period. These inflows were offset by cash outflows as a result of a reduction of $19.1 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchase.
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

Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was $5.3 million, and primarily resulted from the sale of Oswego terminal generating $11.1 million in proceeds partially offset by $1.7 million related to expansion capital expenditures and $4.1 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the six months ended June 30, 2020 was $5.1 million, and primarily resulted from $2.3 million related to expansion capital expenditures and $3.1 million related to maintenance capital expenditure projects across our terminal system.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $161.5 million, and primarily resulted from $117.4 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $34.9 million.
Net cash used in financing activities for the six months ended June 30, 2020 was $172.9 million, and primarily resulted from $131.6 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $32.6 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2021 and 2020.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2021	2020	2021	2020
Refined products contracts	$(19,503)	$(8,869)	$(39,277)	$57,336
Natural gas contracts	(34,447)	3,332	(33,138)	39,345
Total	$(53,950)	$(5,537)	$(72,415)	$96,681
Substantially all of our commodity derivative contracts outstanding as of June 30, 2021 will settle prior to December 31, 2022.

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
Our interest rate swap agreements outstanding as of June 30, 2021 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
During the two year period ended June 30, 2021 we hedged approximately 48% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2021, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would have increased approximately $3.5 million and decreased approximately $0.4 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of June 30, 2021:

	As of June 30, 2021
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$24,024	$—	$24,024	$—
Futures, swaps and options	113,175	113,175	—	—
Commodity derivatives	137,199	113,175	24,024	—
Total derivative assets	$137,199	$113,175	$24,024	$—
Derivative liabilities:
Commodity fixed forwards	86,925	—	86,925	—
Futures, swaps and options	74,015	73,923	92	—
Commodity derivatives	160,940	73,923	87,017	—
Interest rate swaps	10,146	—	10,146	—
Total derivative liabilities	$171,086	$73,923	$97,163	$—

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
As of June 30, 2021, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

3.7
Second Amended and Restated Limited Liability Company Agreement of Sprague Resources GP LLC (incorporated by reference to Exhibit 3.1 of Sprague Resources LP’s Current Report on Form 8-K filed May 28, 2021 (File No. 001-36137)).

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

10.1	Offer Letter with Ben Hennelly, dated April 19, 2021 (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed April 21, 2021 (File No. 001-36137)).

10.2
First Amendment, dated May 11, 2021, to Second Amended and Restated Credit Agreement, dated May 19, 2020, among Sprague Operating Resources LLC, as U.S. borrower, Kildair Service ULC, as Canadian borrower, the several lenders parties thereto, MUFG Bank Ltd., as administrative agent, the co-syndication agents, the co-collateral agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed May 11, 2021 (File No. 001-36137)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 5, 2021		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)