Form 10-Q
period 2021-09-30
Sprague Resources LP
filed 2021-11-04
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The registrant had 26,234,547 common units outstanding as of November 4, 2021.

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Income Statements for the three and nine months ended September 30, 2021 and September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Unitholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	42

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		46

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,858	$3,771
Accounts receivable, net	169,942	193,015
Inventories	228,347	255,533
Fair value of derivative assets	244,943	145,957
Other current assets	39,802	67,406
Total current assets	691,892	665,682
Fair value of derivative assets, long-term	40,673	20,021
Property, plant and equipment, net	325,584	335,296
Intangibles, net	35,638	41,142
Other assets, net	22,747	22,252
Goodwill	115,036	115,037
Total assets	$1,231,570	$1,199,430
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$91,792	$97,280
Accrued liabilities	169,092	46,645
Fair value of derivative liabilities	371,500	154,105
Due to General Partner	6,807	10,915
Current portion of working capital facilities	184,351	358,685
Current portion of other obligations	7,318	6,968
Total current liabilities	830,860	674,598
Commitments and contingencies
Acquisition facility	377,400	382,400
Fair value of derivative liabilities, long-term	69,648	20,240
Other obligations, less current portion	34,580	39,309
Operating lease liabilities, less current portion	4,808	5,653
Due to General Partner	2,973	2,751
Deferred income taxes	13,198	15,784
Total liabilities	1,333,467	1,140,735
Unitholders’ equity:
Common unitholders - public (8,052,406 and 9,995,069 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	62,713	154,238
Common unitholders - affiliated (18,173,849 and 12,951,236 units issued and outstanding as of September 30, 2021 and December 31, 2020, respectively)	(144,260)	(69,561)
Accumulated other comprehensive loss, net of tax	(20,350)	(25,982)
Total unitholders’ equity	(101,897)	58,695
Total liabilities and unitholders’ equity	$1,231,570	$1,199,430

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Income Statements
(in thousands except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$665,466	$390,458	$2,359,272	$1,708,551
Cost of products sold (exclusive of depreciation and amortization)	727,402	324,681	2,311,987	1,499,934
Operating expenses	20,107	18,504	58,486	57,787
Selling, general and administrative	19,397	18,045	61,355	57,002
Depreciation and amortization	8,277	8,470	25,018	25,585
Total operating costs and expenses	775,183	369,700	2,456,846	1,640,308
Other operating (loss) income	(25)	—	9,699	—
Operating (loss) income	(109,742)	20,758	(87,875)	68,243
Other income	—	—	2	64
Interest income	30	34	173	282
Interest expense	(7,859)	(9,552)	(25,261)	(31,626)
(Loss) income before income taxes	(117,571)	11,240	(112,961)	36,963
Income tax benefit (provision)	1,814	(1,567)	381	(5,680)
Net (loss) income	(115,757)	9,673	(112,580)	31,283
Incentive distributions declared	—	(2,074)	—	(6,218)
Limited partners' interest in net (loss) income	$(115,757)	$7,599	$(112,580)	$25,065

Net (loss) income per limited partner unit:
Common - basic	$(4.41)	$0.33	$(4.42)	$1.10
Common - diluted	$(4.41)	$0.33	$(4.42)	$1.09
Units used to compute net income per limited partner unit:
Common - basic	26,226,255	22,922,902	25,457,329	22,889,053
Common - diluted	26,226,255	23,031,916	25,457,329	22,970,943
Distribution declared per unit	$0.4338	$0.6675	$1.7688	$2.0025

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(115,757)	$9,673	$(112,580)	$31,283
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on interest rate swaps
Net (loss) gain arising in the period	(210)	(1,485)	1,388	(11,270)
Reclassification adjustment related to loss (gain) realized in income	1,485	1,699	4,300	3,755
Net change in unrealized gain (loss) on interest rate swaps	1,275	214	5,688	(7,515)
Tax effect	(10)	(2)	(44)	59
	1,265	212	5,644	(7,456)
Foreign currency translation adjustment	(90)	68	(12)	(124)
Other comprehensive income (loss)	1,175	280	5,632	(7,580)
Comprehensive (loss) income	$(114,582)	$9,953	$(106,948)	$23,703

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Affiliated	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended September 30, 2020 and 2021
Balance at June 30, 2020	$163,075	$(58,679)	$—	$(27,548)	$76,848
Net income	3,135	4,466	2,072	—	9,673
Other comprehensive income	—	—	—	280	280
Unit-based compensation	265	356	—	—	621
Distributions paid in cash	(6,656)	(8,646)	(2,072)	—	(17,374)
Balance at September 30, 2020	$159,819	$(62,503)	$—	$(27,268)	$70,048

Balance at June 30, 2021	$112,626	$(60,910)	$—	$(21,525)	$30,191
Net loss	(44,538)	(71,219)	—	—	(115,757)
Other comprehensive income	—	—	—	1,175	1,175
Distributions paid in cash	(5,375)	(12,131)	—	—	(17,506)
Balance at September 30, 2021	$62,713	$(144,260)	$—	$(20,350)	$(101,897)

Nine Months Ended September 30, 2020 and 2021
Balance at December 31, 2019	$180,302	$(66,832)	$—	$(19,688)	$93,782
Net income	11,363	13,723	6,197	—	31,283
Other comprehensive loss	—	—	—	(7,580)	(7,580)
Unit-based compensation	854	1,030	—	—	1,884
Distributions paid in cash	(20,898)	(24,889)	(4,144)	—	(49,931)
Distributions paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(139)	(158)	—	—	(297)
Balance at September 30, 2020	$159,819	$(62,503)	$—	$(27,268)	$70,048

Balance at December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695
Net loss	(41,249)	(73,405)	2,074	—	(112,580)
Other comprehensive income	—	—	—	5,632	5,632
Unit-based compensation	(1,373)	(1,894)	—	—	(3,267)
Distributions paid in cash	(18,834)	(31,495)	(2,074)	—	(52,403)
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Common units issued in connection with annual bonus	1,461	2,014	—	—	3,475
Units withheld for employee tax obligations	(609)	(840)	—	—	(1,449)
Balance at September 30, 2021	$62,713	$(144,260)	$—	$(20,350)	$(101,897)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(112,580)	$31,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	28,588	29,594
(Gain) loss on sale of assets	(9,811)	(12)
Changes in fair value of contingent consideration	—	368
Provision for doubtful accounts	(1)	343
Non-cash unit-based compensation	208	1,884
Deferred income taxes	(2,630)	(678)
Changes in assets and liabilities:
Accounts receivable	23,074	168,477
Inventories	27,186	68,411
Other assets	32,396	52,687
Fair value of commodity derivative instruments	152,856	(40,683)
Due to General Partner and affiliates	(3,886)	(772)
Accounts payable, accrued liabilities and other	111,433	(86,958)
Net cash provided by operating activities	246,833	223,944
Cash flows from investing activities
Purchases of property, plant and equipment	(9,192)	(7,789)
Proceeds from sale of assets	11,104	421
Net cash provided by (used in) investing activities	1,912	(7,368)
Cash flows from financing activities
Net payments under credit agreements	(179,507)	(150,081)
Payments on finance leases and other obligations	(5,842)	(4,047)
Debt issue costs	(4,448)	(6,146)
Distributions to unitholders	(52,403)	(49,931)
Units withheld for employee tax obligations	(1,449)	(297)
Net cash used in financing activities	(243,649)	(210,502)
Effect of exchange rate changes on cash balances held in foreign currencies	(9)	(93)
Net change in cash and cash equivalents	5,087	5,981
Cash and cash equivalents, beginning of period	3,771	5,386
Cash and cash equivalents, end of period	$8,858	$11,367
Supplemental disclosure of cash flow information
Cash paid for interest	$21,161	$29,031
Cash paid for taxes	$7,260	$4,343
Assets acquired under finance lease obligations	$1,789	$1,564
Cash paid for operating leases	$4,614	$4,297
Distribution paid in units	$—	$2,053

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands unless otherwise stated)
1. Description of Business and Summary of Significant Accounting Policies
Partnership Businesses
Sprague Resources LP (the “Partnership”) is a Delaware limited partnership formed on June 23, 2011 by Sprague Holdings and its General Partner (defined below) and engages in the purchase, storage, distribution and sale of refined products and natural gas, and provides storage and handling services for a broad range of materials.
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
As of September 30, 2021, the Sponsor, through its ownership of Sprague Holdings, owned 18,173,849 common units (consisting of the 16,058,484 common units purchased as part of the Transaction and 2,115,365 common units beneficially owned by Hartree prior to the consummation of the Transaction) representing 69.3% of the limited partner interest in the Partnership. As of September 30, 2021, Hartree Bulk Storage, LLC and HP Bulk Storage Manager, LLC, (uncontrolled affiliates of Hartree Partners LP) beneficially own an additional 1,375,000 common units which are included in the public units outstanding. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of the IDR Reset Election, as described below). The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns. See Note 12 - Earnings Per Unit and Note 13 - Partnership Distributions.

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “Partnership Agreement”). Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.
On April 29, 2021, the Partnership sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain on the sale of $9.0 million during the quarter ended June 30, 2021 which is included within other operating income in the consolidated statements of income for the nine months ended September 30, 2021. The remaining $0.7 million of other operating income for the nine months ended September 30, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal during the quarter ended June 30, 2021.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 4, 2021 (the “2020 Annual Report”).
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at September 30, 2021 and December 31, 2020, the consolidated results of operations for the three and nine months ended September 30, 2021 and 2020, consolidated statement of changes in unitholders' equity for the three and nine months ended September 30, 2021 and 2020, and the consolidated cash flows for the nine months ended September 30, 2021 and 2020. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
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

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, were significantly disrupted by the pandemic. A number of the Partnership’s customers in these industries also experienced substantial reductions in their operations due to travel restrictions as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures initially led to a precipitous decline in fuel prices in response to concerns about demand for fuel. Through December 31, 2020, the pandemic and associated impacts on economic activity had an adverse effect on the Partnership’s operating results, specifically, the Partnership had seen a decline in demand and related sales volume as large sectors of the global economy were adversely impacted by the crisis.

However, the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic, have led to a subsequent recovery of demand with fuel prices now at higher levels than pre-pandemic. In order to continue to mitigate the effects of the pandemic, even as market conditions have improved, the Partnership continues to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of September 30, 2021. While market conditions for our products and services have improved when compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. The Partnership continues to monitor the evolving impacts of COVID-19 and variants closely and respond to changing conditions.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Refined products
Distillates	$390,284	$234,383	$1,553,763	$1,149,810
Gasoline	163,043	66,503	382,639	186,468
Heavy fuel oil and asphalt	47,298	30,650	169,566	130,089
Total refined products	$600,625	$331,536	$2,105,968	$1,466,367
Natural gas	47,274	40,592	201,209	184,358
Materials handling	12,198	13,880	36,969	42,411
Other operations	5,369	4,450	15,126	15,415
Net sales	$665,466	$390,458	$2,359,272	$1,708,551

Net sales by country:
United States	$600,288	$347,473	$2,154,906	$1,578,340
Canada	65,178	42,985	204,366	130,211
Net sales	$665,466	$390,458	$2,359,272	$1,708,551

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $7.8 million and $9.4 million as of September 30, 2021 and December 31, 2020, respectively. A substantial portion of the contract liabilities as of December 31, 2020 remains outstanding as of September 30, 2021 as they are primarily deposits. The Partnership does not have any material contract assets as of September 30, 2021 or December 31, 2020.

3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.5 million and $11.9 million for the three months ended September 30, 2021 and 2020, respectively, and $29.8 million and $32.1 million for the nine months ended September 30, 2021 and 2020, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	September 30, 2021	December 31, 2020
Fair value of interest rate swaps, net of tax	$(8,800)	$(14,446)
Cumulative foreign currency translation adjustment	(11,550)	(11,536)
Accumulated other comprehensive loss, net of tax	$(20,350)	$(25,982)

5. Inventories

	September 30, 2021	December 31, 2020
Petroleum and related products	$217,827	$248,977
Coal	3,166	3,240
Natural gas	7,354	3,316
Inventories	$228,347	$255,533

6. Credit Agreement

	September 30, 2021	December 31, 2020
Working capital facilities	$184,351	$358,685
Acquisition facility	377,400	382,400
Total credit agreement	561,751	741,085
Less: current portion of working capital facilities	(184,351)	(358,685)
Long-term portion	$377,400	$382,400
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
As of September 30, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
The working capital facilities are subject to borrowing base reporting and as of September 30, 2021 and December 31, 2020, had a borrowing base of $548.7 million and $540.0 million, respectively. As of September 30, 2021 and December 31, 2020, outstanding letters of credit related to the working capital facilities were $38.3 million and $77.3 million, respectively. As of September 30, 2021 and December 31, 2020, outstanding letters of credit related to the acquisition facility were $15.8 million and $15.4 million, respectively. As of September 30, 2021, excess availability under the working capital facilities was $326.0 million and excess availability under the acquisition facility was $56.8 million.
The weighted average interest rate was 3.1% at both September 30, 2021 and December 31, 2020. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at September 30, 2021 and December 31, 2020 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2021.
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
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $21.9 million and $21.2 million for the three months ended September 30, 2021 and 2020, and $68.4 million and $65.7 million for the nine months ended September 30, 2021 and 2020, respectively. Through the General Partner, the Partnership also participates in the Sponsor’s pension and other post-retirement benefits. At September 30, 2021 and December 31, 2020, total amounts due to the General Partner with respect to these benefits and overhead costs were $9.8 million and $13.7 million, respectively.
For the nine months ended September 30, 2021, the Partnership recorded tank use and storage fee revenue of $0.7 million from lease agreements entered into with Hartree. There were no amounts recorded for tank fee and storage revenue for the three months ended September 30, 2021 as the lease agreement expired and was not renewed. In addition, for the nine months ended September 30, 2021, the Partnership made oil and natural gas product purchases from Hartree totaling $98.8 million and generated sales of natural gas products to Hartree of $0.6 million. For the three months ended September 30, 2021, oil and natural gas product purchases from Hartree and sales of natural gas products to Hartree were both less than $0.1 million.
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

The Partnership had no single customer that accounted for more than 10% of total net sales for the three and nine months ended September 30, 2021 and 2020, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $65.2 million and $43.0 million for the three months ended September 30, 2021 and 2020, respectively, and $204.4 million and $130.2 million for the nine months ended September 30, 2021 and 2020, respectively.
Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Refined products	$600,625	$331,536	$2,105,968	$1,466,367
Natural gas	47,274	40,592	201,209	184,358
Materials handling	12,198	13,880	36,969	42,411
Other operations	5,369	4,450	15,126	15,415
Net sales	$665,466	$390,458	$2,359,272	$1,708,551
Adjusted gross margin (1):
Refined products	$33,299	$40,449	$111,497	$129,099
Natural gas	10,741	588	49,105	28,130
Materials handling	12,067	13,811	36,837	42,287
Other operations	1,809	1,747	5,518	5,374
Adjusted gross margin	57,916	56,595	202,957	204,890
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized (loss) gain on inventory (3)	(16,619)	17,680	4,269	(1,097)
Change in unrealized value on natural gas transportation contracts (4)	(103,233)	(8,498)	(159,941)	4,824
Operating costs and expenses not allocated to operating segments:
Operating expenses	(20,107)	(18,504)	(58,486)	(57,787)
Selling, general and administrative	(19,397)	(18,045)	(61,355)	(57,002)
Depreciation and amortization	(8,277)	(8,470)	(25,018)	(25,585)
Other operating (loss) income	(25)	—	9,699	—
Operating (loss) income	(109,742)	20,758	(87,875)	68,243
Other income	—	—	2	64
Interest income	30	34	173	282
Interest expense	(7,859)	(9,552)	(25,261)	(31,626)
Income tax benefit (provision)	1,814	(1,567)	381	(5,680)
Net (loss) income	$(115,757)	$9,673	$(112,580)	$31,283

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
As of September 30, 2021, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.

9. Financial Instruments and Off-Balance Sheet Risk
As of September 30, 2021 and December 31, 2020, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of September 30, 2021 and December 31, 2020, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of September 30, 2021 and December 31, 2020, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of September 30, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$29,144	$—	$29,144	$—
Futures, swaps and options	256,472	256,463	9	—
Commodity derivatives	285,616	256,463	29,153	—
Total derivative assets	$285,616	$256,463	$29,153	$—
Derivative liabilities:
Commodity fixed forwards	288,929	—	288,929	—
Futures, swaps and options	143,351	143,334	17	—
Commodity derivatives	432,280	143,334	288,946	—
Interest rate swaps	8,868	—	8,868	—
Total derivative liabilities	$441,148	$143,334	$297,814	$—

	As of December 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Futures, swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Futures, swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—
Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially of all of the Partnership’s commodity derivative contracts outstanding as of September 30, 2021 will settle prior to December 31, 2022.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of September 30, 2021 and December 31, 2020.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $150.9 million at September 30, 2021.

Information related to these offsetting arrangements is set forth below:

	As of September 30, 2021
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$285,616	$(134,694)	$(96,196)	$54,726
Fair value of derivative assets	$285,616	$(134,694)	$(96,196)	$54,726

Commodity derivative liabilities	$(432,280)	$134,694	$11,168	$(286,418)
Interest rate swap derivative liabilities	(8,868)	—	—	(8,868)
Fair value of derivative liabilities	$(441,148)	$134,694	$11,168	$(295,286)

	As of December 31, 2020
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$165,978	$(102,736)	$—	$63,242
Fair value of derivative assets	$165,978	$(102,736)	$—	$63,242

Commodity derivative liabilities	$(159,782)	$102,736	$32,488	$(24,558)
Interest rate swap derivative liabilities	(14,559)	—	—	(14,559)
Currency swaps derivative liabilities	(4)	—	—	(4)
Fair value of derivative liabilities	$(174,345)	$102,736	$32,488	$(39,121)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Refined products contracts	$(2,547)	$21,841	$(41,824)	$79,177
Natural gas contracts	(95,556)	(5,853)	(128,694)	33,492
Total	$(98,103)	$15,988	$(170,518)	$112,669
There were no discretionary trading activities for the three and nine months ended September 30, 2021 and 2020. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of September 30, 2021		As of December 31, 2020
	Refined Products (Barrels)	Natural Gas (MMBtus)	Refined Products (Barrels)	Natural Gas (MMBtus)
Long contracts	8,626	171,235	12,736	172,274
Short contracts	(10,920)	(96,619)	(16,825)	(86,913)
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
The Partnership's interest rate swap agreements outstanding as of September 30, 2021 were as follows:

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of September 30, 2021, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.2 million.
10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During an audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $7.9 million of tax, including interest and penalties, for the period of 2007 to 2020. Similarly, since the filing, the Partnership has been assessed $10.1 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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

The following table presents a summary of the Partnership’s phantom unit awards that were cancelled during the nine months ended September 30, 2021:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2020	173,250	$15.16	155,337	$15.04	107,450	$23.30
Cancelled	(173,250)	(15.16)	(155,337)	(15.04)	(107,450)	(23.30)
Nonvested at September 30, 2021	—	$—	—	$—	—	$—
Unit-based compensation expense for the nine months ended September 30, 2021 was $0.2 million as compared to $1.9 million for the nine months ended September 30, 2020.
Unit-based compensation is included in selling, general and administrative expenses. The Partnership didn't have any unrecognized compensation cost related to performance-based phantom units as of September 30, 2021 as a result of the termination of units.
Equity - Changes in Partnership Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Affiliated
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	61,782	—
Distribution paid in units	—	121,150
Director vested awards	15,464	—
Units purchased in Private Placement	(723,738)	723,738
Balance as of December 31, 2020	9,995,069	12,951,236
Units issued in connection with employee bonus	172,702	—
Units issued in conjunction with IDR Reset Election	—	3,107,248
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(2,115,365)	2,115,365
Balance as of September 30, 2021	8,052,406	18,173,849

IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made the IDR Reset Election. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021.

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
The table below shows the weighted average common units outstanding used to compute net income per common unit for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average limited partner common units - basic	26,226,255	22,922,902	25,457,329	22,889,053
Dilutive effect of unvested phantom units	—	109,014	—	81,890
Weighted average limited partner common units - dilutive	26,226,255	23,031,916	25,457,329	22,970,943

13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2020	February 10, 2021	$0.6675	$15,317	$2,074	$17,391
March 31, 2021	May 10, 2021	$0.6675	$17,506	$—	$17,506
June 30, 2021	August 9, 2021	$0.6675	$17,506	$—	$17,506

In addition, on October 25, 2021, the Partnership declared a cash distribution for the three months ended September 30, 2021, of $0.4338 per unit, totaling $11.4 million. Such distribution is to be paid on November 10, 2021, to unitholders of record on November 5, 2021.

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
As used in this Quarterly Report on Form 10-Q ("Quarterly Report"), unless the context otherwise requires, effective May 28, 2021, references to "Sprague Resources," the "Partnership," "we," "our," "us," or like terms, refer to Sprague Resources LP and its subsidiaries; references to our "General Partner" refer to Sprague Resources GP LLC; references to "Hartree" or the "Sponsor" refer to Hartree Partners, LP, other than Sprague Resources, its subsidiaries and its General Partner; and references to "Sprague Holdings" refer to Sprague HP Holdings, LLC, a wholly owned subsidiary of Hartree and the owner of our General Partner. Effective May 28, 2021, our General Partner is a wholly owned subsidiary of Hartree.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 800 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. Our customers also include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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
IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to Partnership that Sprague Holdings had made an IDR Reset Election, as defined in our partnership agreement. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election was effective on March 5, 2021.

As of September 30, 2021, our Sponsor, through its ownership of Sprague Holdings, owns 18,173,849 common units (consisting of the 16,058,484 common units purchased as part of the Transaction and 2,115,365 common units beneficially owned by Hartree prior to the consummation of the Transaction) representing an aggregate of 69.3% of the limited partner interest in the Partnership. As of June 30, 2021, Hartree Bulk Storage, LLC and HP Bulk Storage Manager, LLC, (uncontrolled affiliates of Hartree Partners LP) beneficially own an additional 1,375,000 common units which are included in the public units outstanding. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages, up to a maximum of 50.0%, of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter ($0.4744 prior to the consummation of IDR Reset Election). The maximum IDR distribution of 50.0% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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

Beginning in the quarterly period ended March 31, 2020, a wide array of sectors including but not limited to the energy, transportation, manufacturing and commercial, along with global economic conditions generally, were significantly disrupted by the pandemic. A number of our customers in these industries also experienced substantial reductions in their operations due to travel restrictions as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures initially led to a precipitous decline in fuel prices in response to concerns about demand for fuel. Through December 31, 2020, the pandemic and associated impacts on economic activity had an adverse effect on our operating results, specifically, the we had seen a decline in demand and related sales volume as large sectors of the global economy were adversely impacted by the crisis.
However, the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic, have led to a subsequent recovery of demand with fuel prices now at higher levels than pre-pandemic. In order to continue to mitigate the effects of the pandemic, even as market conditions have improved, we continue to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

We make estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to us, as well as consideration of the future potential impacts of COVID-19 on our business as of September 30, 2021. While market conditions for our products and services have improved when compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. We continue to monitor the evolving impacts of COVID-19 and variants closely and respond to changing conditions.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Net sales	$665,466	$390,458	$275,008	70%
Cost of products sold (exclusive of depreciation and amortization)	727,402	324,681	402,721	124%
Operating expenses	20,107	18,504	1,603	9%
Selling, general and administrative	19,397	18,045	1,352	7%
Depreciation and amortization	8,277	8,470	(193)	(2)%
Total operating costs and expenses	775,183	369,700	405,483	110%
Other operating income	(25)	—	(25)	N/A
Operating (loss) income	(109,742)	20,758	(130,500)	(629)%
Interest income	30	34	(4)	(12)%
Interest expense	(7,859)	(9,552)	(1,693)	(18)%
(Loss) income before income taxes	(117,571)	11,240	(128,811)	(1,146)%
Income tax benefit (provision)	1,814	(1,567)	(3,381)	(216)%
Net (loss) income	$(115,757)	$9,673	$(125,430)	(1,297)%

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Net sales	$2,359,272	$1,708,551	$650,721	38%
Cost of products sold (exclusive of depreciation and amortization)	2,311,987	1,499,934	812,053	54%
Operating expenses	58,486	57,787	699	1%
Selling, general and administrative	61,355	57,002	4,353	8%
Depreciation and amortization	25,018	25,585	(567)	(2)%
Total operating costs and expenses	2,456,846	1,640,308	816,538	50%
Other operating income	9,699	—	9,699	N/A
Operating (loss) income	(87,875)	68,243	(156,118)	(229)%
Other income	2	64	(62)	(97)%
Interest income	173	282	(109)	(39)%
Interest expense	(25,261)	(31,626)	(6,365)	(20)%
(Loss) income before income taxes	(112,961)	36,963	(149,924)	(406)%
Income tax benefit (provision)	381	(5,680)	(6,061)	(107)%
Net (loss) income	$(112,580)	$31,283	$(143,863)	(460)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(109,742)	$20,758	$(87,875)	$68,243
Operating costs and expenses not allocated to operating segments:
Operating expenses	20,107	18,504	58,486	57,787
Selling, general and administrative	19,397	18,045	61,355	57,002
Depreciation and amortization	8,277	8,470	25,018	25,585
Other operating loss (income) (7)	25	—	(9,699)	—
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	16,619	(17,680)	(4,269)	1,097
Change in unrealized value on natural gas transportation contracts (2)	103,233	8,498	159,941	(4,824)
Total adjusted gross margin (3):	$57,916	$56,595	$202,957	$204,890
Adjusted Gross Margin by Segment:
Refined products	$33,299	$40,449	$111,497	$129,099
Natural gas	10,741	588	49,105	28,130
Materials handling	12,067	13,811	36,837	42,287
Other operations	1,809	1,747	5,518	5,374
Total adjusted gross margin	$57,916	$56,595	$202,957	$204,890
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(115,757)	$9,673	$(112,580)	$31,283
Add/(deduct):
Interest expense, net	7,829	9,518	25,088	31,344
Tax provision	(1,814)	1,567	(381)	5,680
Depreciation and amortization	8,277	8,470	25,018	25,585
EBITDA (3):	$(101,465)	$29,228	$(62,855)	$93,892
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	16,619	(17,680)	(4,269)	1,097
Change in unrealized value on natural gas transportation contracts (2)	103,233	8,498	159,941	(4,824)
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries (7)	25	—	(9,702)	—
Acquisition related expenses (4)	—	—	—	1
Other adjustments (5)	34	162	104	484
Adjusted EBITDA	$18,446	$20,208	$83,219	$90,650
Other Data:
Ten Year Average Heating Degree Days (6)	37	34	3,254	3,248
Heating Degree Days (6)	17	54	3,076	3,004
Variance from average heating degree days	(54)%	59%	(5)%	(8)%
Variance from prior period heating degree days	(69)%	200%	2%	(5)%

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
(7)On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $9.0 million during the quarter ended June 30, 2021 which is included within other operating income in the consolidated statements of income for the nine months ended September 30, 2021. The remaining $0.7 million of other operating income for the nine months ended September 30, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal during the quarter ended June 30, 2021.

Analysis of Operating Segments

Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	272,960	245,460	27,500	11%
Natural gas (MMBtus)	10,217	10,381	(164)	(2)%
Materials handling (short tons)	467	449	18	4%
Materials handling (gallons)	128,452	108,020	20,432	19%
Net Sales:
Refined products	$600,625	$331,536	$269,089	81%
Natural gas	47,274	40,592	6,682	16%
Materials handling	12,198	13,880	(1,682)	(12)%
Other operations	5,369	4,450	919	21%
Total net sales	$665,466	$390,458	$275,008	70%
Adjusted Gross Margin:
Refined products	$33,299	$40,449	$(7,150)	(18)%
Natural gas	10,741	588	10,153	1,727%
Materials handling	12,067	13,811	(1,744)	(13)%
Other operations	1,809	1,747	62	4%
Total adjusted gross margin	$57,916	$56,595	$1,321	2%
Adjusted Unit Gross Margin:
Refined products	$0.122	$0.165	$(0.043)	(26)%
Natural gas	$1.051	$0.057	$0.994	1,744%

Refined Products

Refined products net sales increased $269.1 million, or 81%, compared to the same period last year, with the 63% higher average sales price the key factor. Volumes were 11% higher, also contributing to the higher net sales. Higher demand along with supply concerns over oil inventory levels led to the escalating price environment. The demand gains were a result of the ongoing global recovery from the pandemic along with further fuel substitution as natural gas and coal prices increased sharply. The higher volume was a result of gains in gasoline, with less significant contributions from distillates and heavy oil. The increase in gasoline volumes was due to the ongoing recovery in transportation demand, with Sprague benefiting from higher demand from certain key customers.

Refined products adjusted gross margin decreased $7.2 million, or 18%, compared to the same period last year as reduced gross adjusted unit margins more than offset the higher volumes. The lower gross adjusted unit margins were primarily a result of substantially less attractive market conditions to purchase, store and hedge oil inventory compared to the market conditions last year in conjunction with a surplus supply and weaker demand environment. This factor was the key one leading to the lower adjusted unit gross margins in both the U.S. and Canadian operations.

Natural Gas

Natural gas net sales increased $6.7 million, or 16%, compared to the same period last year due to a 18% gain in average sales price. Volumes declined by 2% slightly offsetting the impact of the higher prices.

Natural gas adjusted gross margin increased $10.2 million, or 1,727%, compared to the same period last year due to an increase in adjusted unit gross margins. The increase in adjusted unit gross margins reflects the higher market prices and volatility leading to further supply and inventory optimization opportunities along with basis changes contributing to gains in the mark-to-market valuation of forward positions.

Materials Handling
Materials handling net sales and adjusted gross margin were $1.7 million, or 13% lower than the same period last year. The Canadian operations contributed about $1.0 million of this decline due to a reduction in tank rental requirements. Margins were also lower in the U.S. operations, with the $0.7 million decrease primarily resulting from lower wind handling and asphalt activity, as well as deferral of some bulk deliveries. Increased pulp handling provided a modest offset to the other reductions.
Other Operations
Net sales from other operations increased $0.9 million, or 21%, driven by higher coal volumes and prices compared to the same period last year. Adjusted gross margin was 4% higher than last year, due to increased coal margins and to a lesser extent higher boiler service, more than offsetting a decline at our Canadian trucking operations.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,078,263	990,273	87,990	9%
Natural gas (MMBtus)	40,744	39,850	894	2%
Materials handling (short tons)	1,440	1,726	(286)	(17)%
Materials handling (gallons)	310,755	335,339	(24,584)	(7)%
Net Sales:
Refined products	$2,105,968	$1,466,367	$639,601	44%
Natural gas	201,209	184,358	16,851	9%
Materials handling	36,969	42,411	(5,442)	(13)%
Other operations	15,126	15,415	(289)	(2)%
Total net sales	$2,359,272	$1,708,551	$650,721	38%
Adjusted Gross Margin:
Refined products	$111,497	$129,099	$(17,602)	(14)%
Natural gas	49,105	28,130	20,975	75%
Materials handling	36,837	42,287	(5,450)	(13)%
Other operations	5,518	5,374	144	3%
Total adjusted gross margin	$202,957	$204,890	$(1,933)	(1)%
Adjusted Unit Gross Margin:
Refined products	$0.103	$0.130	$(0.027)	(21)%
Natural gas	$1.205	$0.706	$0.499	71%

Refined Products

Refined products net sales increased $639.6 million, or 44%, due primarily to the substantially higher oil price environment compared to the same period last year as well as a 9% increase in volumes. The increased volumes were primarily a combination of distillates and gasoline, with heavy oil modestly higher. The increase in distillates was a combination of higher diesel volumes with gains from regional transit authorities, on-site fueling operations, and marine fueling requirements. The gain in heating oil volumes was partly a result of the colder weather conditions this year, with heating degree days in our market area up over 2%. The gain in gasoline volumes was due to a recovery in transportation demand, with the higher heavy oil volumes a result of additional on-land demand at our Canadian operations.

Refined products adjusted gross margin decreased $17.6 million, or 14%, compared to the same period last year as reduced gross adjusted unit margins more than offset the higher volumes. The lower gross adjusted unit margins were primarily a result of substantially less attractive market conditions to purchase, store and hedge oil inventory compared to the market conditions last year which was characterized by a surplus supply and weaker demand environment. Both the U.S. and Canadian operations contributed to the decline in the adjusted gross unit margins.

Natural Gas

Natural gas net sales increased $16.9 million, or 9%, compared to the same period last year, due to a 7% higher average sales price and a 2% increase in volumes. The higher average sales price reflects the major increase in the market prices, in particular during the latter part of the period.

Natural gas adjusted gross margin increased by $21.0 million, or 75%, compared to the same period last year, largely as a result of a 71% gain in adjusted unit gross margins. The increase in adjusted unit gross margins was due to enhanced supply and inventory optimization opportunities as well as basis changes contributing to gains in the mark-to-market valuation of forward positions. The enhanced supply and optimization opportunities included were a combination of the early part of the year, in conjunction with colder temperatures and concomitant higher price volatility, as well as in the summer as both market prices and volatility increased.

Materials Handling

Materials handling net sales and adjusted gross margin decreased $5.5 million or by 13% each, compared to the same period last year. This decline was a result of comparable reductions in our U.S. and Canadian operations. The decrease in the U.S. was mostly due to lower road salt and windmill component handling activity, with a decline in asphalt margin also a factor. The reduction in salt was due to fewer bulk vessel deliveries, as a mild winter resulted in lower salt usage and less resupply requirements. Reduced windmill handling revenue resulted since there were lower component deliveries compared to the substantial activity early last year. The lower margins in the Canadian operations were a result of reduced tank rental demand from third parties.

Other Operations

Net sales from other operations decreased by $0.3 million, or 2%, due primarily to reduced coal volumes compared to the same period last year. Adjusted gross margin was $0.1 million, or 3% higher than last year, due to a combination of an increase in boiler service activity and higher coal adjusted gross unit margins.

Operating Costs and Expenses
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020

	Three Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses	$20,107	$18,504	$1,603	9%
Selling, general and administrative	$19,397	$18,045	$1,352	7%
Depreciation and amortization	$8,277	$8,470	$(193)	(2)%
Interest expense, net	$7,829	$9,518	$(1,689)	(18)%
Operating Expenses. Operating expenses increased $1.6 million, or 9%, compared to the same period last year, primarily reflecting an increase of $0.6 million of employee related costs, $0.4 million of insurance costs, $0.3 million of utilities and $0.3 million of stockpile and boiler fuel expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $1.4 million, or 7%, compared to the same period last year largely driven by an increase of $0.8 million in incentive compensation expense, $0.4 million in insurance costs, $0.2 million in marketing activities and a $0.2 million in legal costs partially offset by a decrease of $0.4 million in employee related costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense was offset by decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $1.7 million, or 18%, compared to the same period last year primarily due to decreased net borrowing rates.

Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Operating expenses	$58,486	$57,787	$699	1%
Selling, general and administrative	$61,355	$57,002	$4,353	8%
Depreciation and amortization	$25,018	$25,585	$(567)	(2)%
Interest expense, net	$25,088	$31,344	$(6,256)	(20)%
Operating Expenses. Operating expenses increased $0.7 million, or 1%, compared to the same period last year, reflecting an increase of $1.0 million in employee related costs and $0.7 million in insurance costs partially offset by a decrease of $0.7 million in boiler fuel expenses and $0.3 million in consulting costs.
Selling, General and Administrative Expenses. SG&A expenses increased $4.4 million or 8%, compared to the same period last year. This increase was primarily driven by an increase of $4.2 million in higher incentive compensation, $0.5 million in insurance costs and $0.3 million in employee related costs partially offset by a decrease of $0.7 million in audit and legal costs and $0.4 million in accretion expense.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense was offset by decreased amortization expense.
Interest Expense, net. Interest expense, net decreased $6.3 million, or 20%, compared to the same period last year primarily due to decreased net borrowing rates.
Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At September 30, 2021, we had a working capital deficit of $139.0 million.
As of September 30, 2021, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $326.0 million and the undrawn borrowing capacity under the acquisition facility was $56.8 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the nine months ended September 30, 2021, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $148.7 million to a high of $402 million.
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

As of September 30, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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

The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at September 30, 2021.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated. This information excludes property, plant and equipment acquired in business combinations:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Nine Months Ended September 30,
2021	$2,559	$6,633	$9,192
2020	$3,105	$4,684	$7,789

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$246,833	$223,944
Net cash provided by (used in) investing activities	$1,912	$(7,368)
Net cash used in financing activities	$(243,649)	$(210,502)

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2021 was $246.8 million. Cash inflows for the period were the result of an increase of $111.4 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases, a decrease of $27.2 million in inventories primarily due to less attractive market conditions to purchase, store and hedge oil compared to last year, a decrease of $32.4 million in other assets driven by changes in collateral, a decrease of $23.1 million in accounts receivable and $152.9 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period. These inflows were partially offset by cash outflows as a result of a net loss of $112.6 million.
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

Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2021 was $1.9 million, and primarily resulted from the sale of Oswego terminal generating $11.1 million in proceeds partially offset by $2.6 million related to expansion capital expenditures and $6.6 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the nine months ended September 30, 2020 was $7.4 million, and primarily resulted from $3.1 million related to expansion capital expenditures and $4.7 million related to maintenance capital expenditure projects across our terminal system.

Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $243.6 million, and primarily resulted from $179.5 million of payments under our Credit Agreement due to financing requirements and distributions of $52.4 million.
Net cash used in financing activities for the nine months ended September 30, 2020 was $210.5 million, and primarily resulted from $150.1 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $49.9 million.
Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2021 and 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2021	2020	2021	2020
Refined products contracts	$(2,547)	$21,841	$(41,824)	$79,177
Natural gas contracts	(95,556)	(5,853)	(128,694)	33,492
Total	$(98,103)	$15,988	$(170,518)	$112,669
Substantially all of our commodity derivative contracts outstanding as of September 30, 2021 will settle prior to December 31, 2022.

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
Our interest rate swap agreements outstanding as of September 30, 2021 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
During the two year period ended September 30, 2021 we hedged approximately 48% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the twelve months ended September 30, 2021, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would have increased approximately $3.5 million and decreased approximately $0.4 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of September 30, 2021:

	As of September 30, 2021
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$29,144	$—	$29,144	$—
Futures, swaps and options	256,472	256,463	9	—
Commodity derivatives	285,616	256,463	29,153	—
Total derivative assets	$285,616	$256,463	$29,153	$—
Derivative liabilities:
Commodity fixed forwards	288,929	—	288,929	—
Futures, swaps and options	143,351	143,334	17	—
Commodity derivatives	432,280	143,334	288,946	—
Interest rate swaps	8,868	—	8,868	—
Total derivative liabilities	$441,148	$143,334	$297,814	$—

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
As of September 30, 2021, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: November 4, 2021		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)