Form 10-K
period 2021-12-31
Sprague Resources LP
filed 2022-03-04
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by checkmark if the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
The aggregate market value of common units held by non-affiliates of the registrant was approximately $195 million as of June 30, 2021 (the last business day of its most recently completed second fiscal quarter), based on the last sale price of such units as quoted on the New York Stock Exchange. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 26,234,547 common units outstanding as of March 3, 2022.
Documents Incorporated by Reference: None

SPRAGUE RESOURCES LP
ANNUAL REPORT ON FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward-looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “seek,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “outlook,” “potential,” “will,” “could,” “should,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.
Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (ii) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (iii) security risks including terrorism and cyber-risk; (iv) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (v) adverse local, regional, national, or international economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impacting costs of operation and availability of supply (including the coronavirus COVID-19 pandemic), unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (vi) nonpayment or nonperformance by our customers or suppliers; (vii) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (viii) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (ix) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; and (x) our ability to successfully complete our organic growth and acquisition projects and/or to realize the anticipated financial and operational benefits. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in Part I, Item 1A “Risk Factors,” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur.
Forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report (or other date as specified in this Annual Report) or as of the date given if provided in another filing with the U.S. Securities and Exchange Commission ("SEC"). We undertake no obligation, and disclaim any obligation, to publicly update, review or revise any forward-looking statements to reflect events or circumstances after the date of such statements. All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report and our other existing and future periodic reports filed with the SEC.

ii

PART I
Item 1.    Business
As used in this Annual Report, unless the context otherwise requires, prior to May 28, 2021, references to “Sprague Resources” and the “Partnership,” refer to Sprague Resources LP and its subsidiaries; references to the "General Partner" refer to Sprague Resources GP LLC; references to “Axel Johnson” or the "Sponsor" refer to Axel Johnson Inc. and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson and the owner of the General Partner.
Unless the context otherwise requires, effective May 28, 2021, references referring to "Sprague Resources" and the "Partnership" refer to Sprague Resources LP and its subsidiaries; references to the "General Partner" refer to Sprague Resources GP LLC; references to “Hartree” or the "Sponsor" refer to Hartree Partners, LP, and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague HP Holdings LLC, a wholly owned subsidiary of Hartree and the owner of the General Partner.
References to "our Predecessor" refer to Sprague Operating Resources LLC and its precursor Sprague Energy Corp.
Our Partnership
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner. We engage in the purchase, storage, distribution and sale of refined products and natural gas, and provide storage and handling services for a broad range of materials. In October 2013, we became a publicly traded master limited partnership ("MLP") and our common units representing limited partner interests are listed on the New York Stock Exchange ("NYSE") under the ticker symbol “SRLP.”
Our company history began with the 1870 founding of the Charles H. Sprague Company in Boston, Massachusetts; and, in 1905, the company opened the Penobscot Coal and Wharf Company, a tidewater terminal located in Searsport, Maine. By World War II, the company was operating eleven terminals and a fleet of two dozen vessels transporting coal and other products throughout the world. As fuel needs diversified in the United States, the company expanded its product offerings and invested in terminals, tankers, and product handling activities. In 1959, the company expanded its oil marketing activities via entry into the distillate oil market. In 1970, the company was sold to Royal Dutch Shell’s Asiatic Petroleum subsidiary; and, in 1972, Royal Dutch Shell sold the company to Axel Johnson, a member of the Axel Johnson Group of Stockholm, Sweden.
On April 20, 2021, the Partnership announced that Sprague Holdings, an Axel Johnson subsidiary, entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree) Sprague Holdings' interest in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the "Transaction"). The Transaction was completed and effective on May 28, 2021 and the aggregate purchase price was $290.0 million, consisting of approximately $265.0 million attributable to the purchase of 16,058,484 common units and approximately $25.0 million attributable to the general partner interest and incentive distribution rights.
On January 11, 2022, the Partnership received an unsolicited non-binding proposal from Hartree pursuant to which Hartree would acquire all of the outstanding common units of the Partnership that Hartree and its affiliates do not already own in exchange for $16.50 in cash for each such common unit. The board of directors of the General Partner has delegated authority to evaluate and negotiate the proposal to its conflicts committee. The conflicts committee's evaluation process is currently ongoing.
We are one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 48 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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

As of December 31, 2021, the Sponsor, through its ownership of Sprague Holdings, owned 19,548,849 common units. On October 31, 2021, Hartree Bulk Storage, LLC ("Bulk Storage") ceased to be managed by HP Bulk Storage Manager, LLC and became managed by HBS Acquisition Co., LLC a wholly owned subsidiary of the Sponsor, Hartree. As a result of this change, the Sponsor was deemed to beneficially own the 1,375,000 common units held by Bulk Storage in addition to the 18,173,849 units held by Sprague Holdings, for a total of 19,548,849 common units representing 74.5% of the limited partner interests in the Partnership. Subsequent to this change, on December 3, 2021, the 1,375,000 common units held by Bulk Storage were transferred to Sprague Holdings in a transfer between two wholly owned subsidiaries of the Sponsor. As a result of this transfer, Sprague Holdings directly owns 19,548,849 common units, which consists of all of the common units beneficially owned by Hartree. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) that entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to a maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
•Target emerging opportunities in the energy transition, leveraging our asset base and customer franchise. As customers’ demand for lower carbon fuels increase, we will continue to source and provide energy products to meet that demand. We intend to expand our liquid renewable fuels offerings, such as biodiesel and renewable diesel, explore the generation and supply of renewable natural gas at our terminals, expand our program of installing solar panels on our infrastructure, and position for materials handling opportunities in the growing offshore wind market.
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

Refined Products
Overview
The products we sell in our refined products segment can be grouped into the following categories: distillates, gasoline and residual fuel oil and asphalt. Our refined products segment accounted for 90%, 86% and 89% of our total net sales for the years ended December 31, 2021, 2020 and 2019, respectively. Of our total volume sold in our refined products segment in 2021, distillates accounted for 75%, gasoline accounted for 16% and residual fuel oil and asphalt accounted for 8%.
Distillates. We sell four kinds of distillates: heating oil (both unbranded and our proprietary premium HeatForce® heating oil brand), diesel fuel (both unbranded and our proprietary premium RoadForce® diesel fuel brand), kerosene and jet fuel. In 2021, heating oil accounted for 58%, diesel fuel accounted for 40%, and other distillates accounted for 2% of the total volume of distillates we sold. We have the capability at several of our facilities to blend biodiesel with distillates in order to sell heating oil and diesel fuel with wide varieties of biodiesel content. In 2021, biofuel blended products accounted for 6% of the distillate fuel volumes sold. Distillate volumes accounted for 75%, 78%, and 79% of our total refined products sales for the years ended December 31, 2021, 2020 and 2019, respectively.
Gasoline. We also sell unbranded gasoline. Gasoline volumes accounted for 16%, 13% and 10% of our total refined products sales for the years ended December 31, 2021, 2020 and 2019, respectively.
Residual Fuel Oil and Asphalt. We sell various sulfur grades of residual fuel oil, blended to meet customer requirements. Residual fuel oil and asphalt volumes accounted for 8%, 9% and 11% of our total refined products sales for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Heating oil sales are made to approximately 1,000 wholesale distributors and retailers through the Sprague RealTime® pricing platform, under rack agreements based upon our posted price, contracts with index-based pricing provisions, and fixed price forward contracts. Diesel fuel sales are made to approximately 590 wholesalers and transportation fuel distributors. We also sell unbranded gasoline at Partnership-owned and at third-party locations, primarily to resellers. Residual fuel oil is sold to approximately 100 commercial and industrial accounts under rack agreements and contracts with index-based pricing provisions.
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
For the year ended December 31, 2021, no customer represented more than 10% of net sales for our refined products segment.

Natural Gas
Overview
We purchase, sell and distribute natural gas to approximately 15,000 commercial and industrial customer locations across 13 states in the Northeast and Mid-Atlantic United States. Our natural gas segment accounted for 8%, 11% and 9% of our total net sales for the years ended December 31, 2021, 2020 and 2019, respectively. We deliver natural gas to customers through utility interconnections of pipelines and manage interactions with utilities on behalf of our customers. We sell natural gas pursuant to fixed price, floating price and other structured pricing contracts. We utilize physical purchase instruments as well as financial and derivative instruments both over the counter and through exchanges such as the Intercontinental Exchange Inc. ("ICE") and the New York Mercantile Exchange ("NYMEX"), to manage our natural gas commodity price risk.
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
For the year ended December 31, 2021, no customer represented more than 10% of net sales for our natural gas segment.
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

Materials Handling
Overview
Materials handling consists of the movement of raw materials and finished goods through our waterfront terminals. We utilize our terminal network to offload, store and/or prepare for delivery a large number of liquid products, bulk and break bulk materials and provide heavy lift services and other handling services to some of the same customers that we supply with refined products and natural gas. Our materials handling segment accounted for 1%, 2%, and 2% of our total net sales for the year ended December 31, 2021, 2020 and 2019, respectively.
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
Contracts/Pricing
The typical contract term for our materials handling services varies depending on the frequency and type of service. For bulk and liquid services, the commodity is normally a raw materials input for industrial production (clay slurry) or construction of roads (asphalt) or wallboard (gypsum rock). As such, the demand is more ratable and the customer is normally in need of guaranteed space within a terminal. These customers typically enter into term contracts that can range from one to 20 years depending on the relative importance of the material to their production and the amount of any capital infrastructure that we need to develop for such customers. As of December 31, 2021, the weighted-average life of our materials handling contracts was eight years, with a weighted-average remaining term of four years, each calculated using adjusted gross margin as defined in Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations-How Management Evaluates Our Results of Operations-Adjusted Gross Margin and Adjusted EBITDA,” attributable to these contracts.
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
Other Operations
Our other operations segment primarily includes the marketing and distribution of coal out of our Portland, Maine terminal and certain commercial trucking activities conducted by Kildair. For the years ended December 31, 2021, 2020 and 2019 our other operations segment accounted for less than 1% of our total net sales.

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

Our Terminals and Storage Facilities
As of December 31, 2021, we owned, operated, and/or controlled a network of refined products and material handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 48 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain of $9.0 million which is included within other operating income in the consolidated statements of operations for the year ended December 31, 2021. The remaining $0.7 million of other operating income for the year ended December 31, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal on April 29, 2021.
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

Seasonality
Demand for natural gas and some refined products, specifically heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally stronger than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2021, we generated an average of 76% of our total heating oil and residual fuel oil net sales during the months of November through March.

Employees and Human Capital
As of December 31, 2021, our General Partner employed approximately 654 full-time employees who supported our operations, 75 of whom were covered by five collective bargaining agreements. One of these agreements, covering 9 employees, is up for renewal on May 31, 2022. Our Canadian subsidiary had 103 employees as of December 31, 2021, 40 of whom were covered by one collective bargaining agreement which expires on March 18, 2024. Overall, we believe that our relationships with full-time employees and labor unions are generally good.
Our employees are our greatest asset, and we seek to attract and retain top talent by fostering a culture that is guided by our four pillars of people, integrity, safety, and innovation. These four pillars guide our values in a manner that respects all people with a commitment to safety and the environments where we operate.

Health and Safety
We maintain a culture of safety grounded on the premise of eliminating workplace incidents, risks and hazards. We have a Health, Safety, Environment and Sustainability department ("HSE") to implement processes to help eliminate high-risk actions and identified safety hazards. We strive to provide all employees with a safe work environment and the necessary skills, training, knowledge, equipment, and management to perform their responsibilities in the healthiest and safest manner possible. We track safety performance using industry standard metrics and work continuously to improve safety across our businesses. In 2021, Sprague’s company-wide Recordable Injury Frequency ("RIF") was calculated to be 2.65, up from 1.68 in 2020. Approximately 40% of the Partnership's 2021 recordable injuries were COVID-19 related. Our 2022 goal is to reduce recordable incidents, as defined by Occupational Safety and Health Administration ("OSHA"), by 50% year over year.
During the second year of the global novel coronavirus pandemic ("COVID-19"), we have continued to prioritize employee safety through maintaining necessary safety measures in all our facilities. We have relied on and followed the guidance from health officials and regulatory bodies and implemented various masking and social distancing standards throughout the workplace. The ongoing COVID-19 pandemic has led to unique challenges, and we are striving to ensure the health, safety and general well-being of our employees. We continue to evolve our programs to meet our employees’ health and wellness needs, which we believe is essential to attract and retain employees of the highest level, and we offer a competitive benefits package focused on fostering work/life integration. We have taken steps to embrace a hybrid model for a portion of our workforce, providing flexibility for employees going forward.

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

Corporate social and environmental responsibility

Our values, rooted in trust, integrity, and collaboration, lay the foundation for our commitment to corporate social and environmental responsibility. We are committed to conducting business in an environmentally sensitive manner and we seek to comply with all applicable local, state, provincial, and federal environmental regulatory requirements. Beyond providing energy solutions that solve our customers' current energy challenges, we believe that to be truly successful, it's crucial that we do our part to adapt to the ever changing energy landscape by seeking out opportunities that reduce our environmental footprint, which would help to improve the world for current and future generations. For example, we are pursuing opportunities to help our customers reduce their carbon footprint by offering the ability to blend biofuels into both transportation and heating oil products. In addition, we have piloted new solar storage tanks at our South Portland Terminal and anticipate deploying additional solar storage tanks at other facilities in the near future.

For us, that means we are committed to: conducting business in a manner that considers and, as appropriate, implements processes to minimize the environmental impact associated with our operations; striving to contribute our time, talent and resources to strengthen the communities where we live and work; and, engaging in ethical practices. Nonetheless, we may not be able to adequately identify or manage the related risks or appropriate opportunities and also cannot assure that we will be able to implement such opportunities because of potential costs or technical or operational obstacles.

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

Environment
General
Our petroleum product terminal and supply operations are subject to extensive and stringent environmental laws. As part of our business, we own and operate petroleum storage and distribution facilities and a fleet of petroleum trucks, and must comply with environmental laws at the federal, state and local levels, which increase the cost of operating terminals and our business generally. These laws include statutes, such as the federal Clean Water Act ("CWA") and the federal Clean Air Act ("CAA"), and their implementing regulations, which can be modified or revised to impose new obligations that are applicable to our operations, including the need to acquire permits to conduct certain activities limiting or preventing the release of materials from our facilities into the environment, managing, transporting and disposing of wastes generated by our operations, the installation of pollution control equipment, responding to releases of process materials or wastes from our operations, and the risk of substantial liabilities for pollution resulting from our operations. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors.
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
•Requiring investigatory, remedial and corrective actions to mitigate releases of hydrocarbons, hazardous substances or wastes caused by our operations or attributable to former operators; and,
•Delaying, restricting or ceasing the operations of facilities deemed in non-compliance with environmental laws and regulations.
Failure to comply with environmental laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigatory, remedial and curative requirements or the occurrence of restrictions, delays or cancellations in the permitting, development or expansion of projects and the issuance of orders enjoining future operations in affected areas. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hydrocarbons, hazardous substances or wastes have been released or disposed. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hydrocarbons, hazardous substances or other wastes into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. For example, President Biden has made the combat of climate change a priority under his administration and has issued a series of executive orders designed to address climate change including potentially the restriction of greenhouse gas (“GHG”) emissions. President Biden may issue additional executive orders and agencies under his administration may issue new or amending regulations that could impose more stringent requirements in respect of protection of the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and to plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.
Historically, our compliance costs with environmental laws and regulations have not had a material adverse effect on our financial position, cash flows and results of operations but there can be no assurance that such costs will not be material in the future as a result of such existing laws and regulations, changes in the interpretation of existing laws and regulations, promulgation of new laws and regulations or will not have a material adverse effect on our financial position, results of operations or cash available for distribution to our unitholders.

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
Our operations generate a variety of wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, as amended ("RCRA") and comparable state laws. These regulations impose detailed requirements for the handling, storage, treatment and disposal of hazardous waste. Our operations also generate solid wastes which are regulated under state law or the potentially less stringent solid waste requirements of the federal Solid Waste Disposal Act. Historically, our compliance costs with the existing requirements of RCRA, the Solid Waste Disposal Act and similar state and local laws, and the cost involved in complying with these requirements has not been material though there can be no assurance that such costs will not be material in the future. While we are currently incurring ongoing costs for monitoring groundwater at several facilities that we operate such costs are not anticipated to have a material impact on our financial condition or results of operations.
Above-Ground Storage Tanks
Above-ground tanks that contain petroleum and other hazardous substances are subject to comprehensive regulation under environmental laws. Generally, these laws impose liabilities for releases and require secondary containment systems for tanks or require the operators take alternative precautions to ensure that no contamination results from tank leaks or spills. Historically, our compliance costs with the existing environmental requirements applicable to above-ground storage tank have not been material but there can be no assurance that such costs will not be material in the future.
The Oil Pollution Act of 1990, or OPA, addresses three principal areas of oil pollution-prevention, containment and cleanup. In order to handle, store or transport oil, we are required to file oil spill response plans with the U.S. Coast Guard (for marine facilities) and the EPA. States in which we operate have enacted laws similar to OPA. We maintain such plans, and when required have submitted plans and received federal and state approvals necessary to comply with the OPA, the CWA and related regulations.
Under OPA and comparable state laws, responsible parties for a regulated facility from which oil is discharged may be subject to strict, joint and several liability for removal costs and certain other consequences of an oil spill such as natural resource damages, where the spill is into navigable waters or along shorelines. Under the authority of the federal CWA, the EPA imposes specific requirements for Spill Prevention, Control, and Countermeasure, or SPCC, plans that are designed to prevent, and minimize the impacts of, releases from above ground storage tanks. Historically, our compliance costs with the existing requirements of OPA, the CWA and similar state laws have not been material but there can be no assurance that such costs will not be material in the future.

From time to time, we experience spills and releases during various phases of our operations, and some of these releases can reach waters that applicable federal and state laws would define as navigable. As a result we may be responsible for fines and penalties as well as required capital expenditures and for implementation of compliance and maintenance programs.
Water Discharges
The CWA, and analogous state laws impose strict controls on the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. This law and comparable state laws prohibit the discharge of pollutants into regulated waters, except in accordance with the terms of a permit issued by the EPA or analogous state agency and impose substantial liabilities for noncompliance. The CWA also regulates the discharge of storm water runoff from certain industrial facilities. Accordingly, several of our facilities are required to obtain and maintain storm water discharge permits, which require monitoring and sampling of storm water runoff from such facilities. While we have experienced permit discharge exceedances at some of our terminals, from time to time, we do not anticipate any material liabilities as a result of such exceedances and, furthermore, do not anticipate that foreseeable new permit requirements will have a material adverse effect on our financial position or results of operations.

The CWA further prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit, and there continues to be uncertainty on the federal government’s applicable jurisdictional reach over waters of the United States, including wetlands. The EPA and U.S. Army Corps of Engineers (the “Corps”) under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to the 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the United States” in effect prior to 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted would serve as an interim approach to “waters of the United States” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS. As a result of these developments, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Air Emissions
Our operations are subject to the CAA and comparable state and local laws. Under such laws, permits are typically required to emit pollutants into the atmosphere above certain thresholds. The trend in air emissions regulation is to place more restrictions and limitations on activities that may affect the environment. If more restrictive air laws and regulations are enacted in the future, they may have a material adverse effect on our financial condition or results of operations.
Various federal, state and local agencies have the authority to prescribe product quality specifications for the refined products that we sell, largely in an effort to reduce air pollution. Failure to comply with these regulations can result in substantial penalties. Historically, our compliance costs with the existing requirements of the CAA and similar state laws have not been material but there can be no assurance that such costs will not be material in the future.
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

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

No comprehensive climate change legislation has been implemented at the United States federal level, but President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources and require the monitoring and annual reporting of GHG emissions from certain specified large GHG emissions sources. Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and restriction of GHG emissions. While our operations fall below the thresholds that would characterize large sources, we are required to implement systems to track certain purchases of product and, historically, the costs of complying with such tracking requirements has not been material.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, GHG reporting and tracking programs, and restriction of GHG emissions. For example, a number of states, including Connecticut, Maine, New Hampshire, New York and Pennsylvania, have introduced legislation to establish taxes or assessments on the carbon content of fuels. These states and others also participate in, or may soon join, interstate efforts such as the Regional Greenhouse Gas Initiative (“RGGI”), a cap-and-trade program to limit emissions from the power sector. Future efforts at the state level to limit emissions associated with transportation fuels and heating fuels could increase costs, reduce the market for, or impact the pricing of, our products, and thus adversely impact our business.

Overall, there has been a trend towards increased regulation of GHGs and initiatives, both domestically and internationally, to limit GHG emissions. Future efforts to limit emissions associated with transportation fuels and heating fuels could reduce the market for, or pricing of, our products, and thus adversely impact our business. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50% – 52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which the multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

In addition to the regulatory efforts described above, activists concerned about the potential effects of climate change have, in certain instances, directed their attention at sources of funding for fossil-fuel energy companies. This could make it more difficult to secure funding for projects. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. The SEC has also announced that it will promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

Kildair is subject to both Canadian federal and provincial environmental regulations relating to climate change, GHG emissions, fuel content requirements, and energy policies, including, without limitation, regulations that require the purchase of emission allowances, credits and/or compliance units needed to cover emissions attributable to the combustion of some fossil fuels it sells for consumption or otherwise related to the renewable fuel content of such fuels. These laws and regulations are currently under review by the federal and provincial authorities and, as a result, modifications to the regulatory framework is expected in the near future, notably involving the imposition of a carbon levy on products sold by Kildair as well as carbon intensity reduction requirements on such products. In December 2021, the federal government published an update to the federal carbon pricing benchmark beyond 2022. Under the updated scheme, the minimum national carbon pollution price has been established for 2023 to 2030, with the carbon price set at CAD$65/tonne in 2023 with a further annual increase of CAD$15 per year up to to $170/tonne in 2030. To comply with these laws and regulations, Kildair must, and will, incur costs such as, for example, the cost to purchase allowances, credits and compliance units, that allow Kildair to continue operations at its current or increased levels. Increased costs may result in increased prices for Kildair’s products or decreased profitability. Increased product price as well as the laws and regulations applicable to Kildair's customers, who are themselves subject to laws and regulations relating to climate change, GHG emissions, and energy policies, could result in a reduction of demand for Kildair’s product and therefore reduce our revenues. Additional risks include the inability of Kildair to acquire the required amount of emission allowances, credits or compliance units to offset emissions and/or meet the renewable fuel content which would subject Kildair to various fines.

Additionally, increasing concentrations of GHG in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods, rising sea levels and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our exploration and production operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions in areas where we operate could result in increased compliance costs or costs of consuming fossil fuels. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling certain operational activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Risks Related to Our Business
We may not have sufficient distributable cash flow following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our General Partner and its affiliates, to enable us to pay the current quarterly distribution of $0.4338 to our unitholders.
    For the quarter ended December 31, 2021, we paid a distribution of $0.4338 per unit, which is significantly less than the minimum quarterly distribution of $0.6675 per unit. In order to pay a quarterly distribution amount of $0.4338 per unit per quarter, or $1.73 per unit on an annualized basis, we will require distributable cash flow of $11.4 million per quarter, or $45.6 million per year, based on the number of common units currently outstanding. We may not have sufficient distributable cash flow each quarter to enable us to pay the quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations and our borrowing capacity, which will fluctuate from quarter to quarter based on, among other things:
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
•Our ability to access capital markets and to borrow under our Credit Agreement to make distributions to our unitholders; and
The COVID-19 pandemic could adversely impact our business, financial condition and results of operations.
The global outbreak of the novel coronavirus ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy - including commodity and stock volatility, disrupted global supply chains, travel and transport restrictions, mandated closures and orders to “shelter-in-place,” and disruption of the financial markets. As a result of the pandemic, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020.
In 2021, a wide array of sectors continued to be affected by COVID-19, and its variants, including but not limited to energy, transportation, manufacturing and commercial and retail businesses and global economic conditions continued to be volatile. Some of the Partnership’s commercial and industrial customers continue to experience impacts to their operations due to reduced demand and increased government restrictions, particularly as it relates to the shutdown or limitations imposed on various businesses. While we expect that many of these effects will not be permanent, it is impossible to predict their duration.
With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021, demand for refined products appears to have normalized and fuel prices are now at levels higher than pre-pandemic. While stabilization is a positive trend, there is risk of permanent demand destruction if economic conditions deteriorate, or if some businesses are unable to recover. In order to continue to mitigate the effects of the pandemic, even as market conditions have improved, we continue to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.
The Partnership makes estimates and assumptions that affect the reported amounts on these condensed consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of December 31, 2021. While market conditions for our products and services appear to have stabilized as compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, the Partnership continues to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.
Our business is seasonal and generally our financial results are lower in the second and third quarters of the calendar year which may result in an increased need to borrow money in order to make quarterly distributions to our unitholders during these quarters.
Demand for natural gas and some refined products, specifically home heating oil and residual fuel oil for space heating purposes, is generally higher during the period of November through March than during the period of April through October. Therefore, our results of operations for the first and fourth calendar quarters are generally better than for the second and third calendar quarters. For example, over the 36-month period ended December 31, 2021, we generated an average of 76% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States and Canada. With reduced cash flow during the second and third calendar quarters, we may be required to borrow money in order to pay the minimum quarterly distribution to unitholders. Any restrictions on our ability to borrow could restrict our ability to make quarterly distributions to unitholders.
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
A significant decrease in demand for refined products, natural gas or our materials handling services in the areas that we serve would significantly reduce net sales and, therefore, adversely affect our business, financial condition, results of operations, our ability to borrow and make quarterly distributions to our unitholders. Factors that could lead to a decrease in market demand for refined products or natural gas include:
•Recession or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impact costs of operation and availability of supply (including the coronavirus COVID-19 pandemic);
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
Our terminalling and materials handling operations are subject to federal, state and local laws and regulations relating to environmental protection and operational safety and health that expose us to substantial costs and that may become more stringent over time.
A fundamental risk inherent in terminalling and materials handling operations is that we may incur substantial environmental costs and liabilities. In particular, our terminalling operations involve the receipt, storage and redelivery of refined products and are subject to stringent federal, state and local laws and regulations governing occupational safety and health aspects, including the discharge of materials into the environment, or otherwise relating to the protection of the environment, operational safety and related matters. We are also subject to laws and regulations that impose product quality specifications that could have a material adverse effect on our business. The trend of more expansive and stringent environmental and occupational safety and health legislation and regulations could continue, resulting in material increases in our costs of doing business and consequently affecting profitability. See “Item 1. Business—Environment” for more discussion on these environmental and occupational health and safety matters. Compliance with existing environmental and occupational safety and health laws, regulations, executive orders and other regulatory initiatives, or any other such new legal requirements, could, among other things, require us to install new or modified emission controls on equipment or processes, incur longer permitting timelines, and incur significantly increased capital or operating expenditures, which costs may be significant. One or more of these developments that impact us could have a material adverse effect on our business, results of operations and financial condition, reduce demand for our services, and ability to make quarterly distributions to our unitholders.
The risks of spills and releases and the associated liabilities for investigation, remediation and third-party claims, if any, are inherent in terminalling operations, and the liabilities that we incur may be substantial.
Our operation of refined products terminals and storage facilities as well as our transportation and logistics activities are inherently subject to the risks of spills, discharges or other inadvertent releases of petroleum or other hazardous substances. If any of these events have previously occurred or occur in the future, whether in connection with any of our storage facilities or terminals, any other facility to which we send or have sent wastes or by-products for treatment or disposal or on any property which we own or have owned, we could be liable for all costs, jointly and severally, and administrative, civil and criminal penalties associated with the investigation and remediation of such facilities under federal, state and local environmental laws or the common law. We may also be held liable for damages to natural resources, personal injury or property damage claims from third parties, including the owners of properties located near our terminals and those with whom we do business, alleging contamination from spills or releases from our facilities or operations. See “Item 1. Business—Environment” for more discussion on liabilities that may arise as a result of spills and releases of regulated substances.
Our operations are subject to a series of risks arising out of the threat of climate change, energy conservation measures or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs and reduced demand for refined products as a fuel source, which could in turn reduce demand for our products and adversely affect our business, financial condition, results of operations and ability to make quarterly distributions to unitholders.
The threat of climate change continues to attract considerable attention in the United States and foreign countries. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs as well as to eliminate such future emissions. As a result, our operations are subject to a series of regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See “Item 1. Business—Environment” for more discussion on the threat of climate change and restriction of GHG emissions. The adoption and implementation of any international, federal, regional or state legislation, executive actions, regulations or other regulatory initiatives that impose more stringent standards for GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Such legislation, executive actions or regulations could result in our increased costs to operate and reduced demand for our services. Additionally, political, financial and litigation risks may result in us restricting, delaying or canceling operational activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition, results of operations, cash flows and ability to make quarterly distributions to unitholders.
Increasing attention to ESG matters and conservation measures may adversely impact our business.
Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.
Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may elect to seek out various voluntary ESG targets in the future, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we elected to pursue such target and were able to achieve the desired target levels, such achievement may have been accomplished as a result of entering into various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. Notwithstanding our election to pursue aspirational targets in the future, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact our customers, which may adversely impact our business, financial condition or results of operations.
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
Hartree Partners LP indirectly controls our General Partner, which has sole responsibility for conducting our business and managing our operations. Our General Partner and its affiliates, including Hartree, may have conflicts of interest with us and have limited duties to us and our common unitholders, and they may favor their own interests to the detriment of us and our common unitholders.
On April 20, 2021, the Partnership and Hartree Partners, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the “Transaction”). The Transaction was completed and effective on May 28, 2021.

•Our General Partner is allowed to take into account the interests of parties other than us, such as its affiliates, including Hartree and its affiliates, in resolving conflicts of interest, which has the effect of limiting its duty to our unitholders.
•Affiliates of our General Partner, including Hartree and Sprague Holdings, may engage in competition with us.
•Neither our partnership agreement nor any other agreement requires Hartree or Sprague Holdings to pursue a business strategy that favors us.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders did not elect our General Partner or the board of directors of our General Partner and will have no right to elect our General Partner or the board of directors of our General Partner on an annual or other continuing basis. The board of directors of our General Partner is chosen by Sprague Holdings, a wholly owned subsidiary of Hartree and the sole member of our General Partner. Furthermore, if the unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
The unitholders will be unable to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2⁄3% of all outstanding common units is required to remove our General Partner. As of March 3, 2022, Sprague Holdings owned 74.5% of our common units.
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
Sprague Holdings may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If Sprague Holdings transfers the incentive distribution rights to a third party but retains its ownership interest in our General Partner, our General Partner may not have the same incentive to grow our Partnership and increase quarterly distributions to unitholders over time as it would if Sprague Holdings had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by Sprague Holdings could reduce the likelihood of Hartree accepting offers made by us relating to assets owned by it, as Hartree would have less of an economic incentive to grow our business, which in turn may impact our ability to grow our asset base.
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
As of March 3, 2022, Sprague Holdings held 19,548,849 common units. We have agreed to provide Sprague Holdings with certain registration rights (which may facilitate the sale by Sprague Holdings of its common units into the public markets). The sale of these units in the public or private markets, or the perception that such sales might occur, could have an adverse impact on the price of the common units or on any trading market that may develop.
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
In some instances, our General Partner may cause us to borrow funds from its affiliates, including Hartree, or from third parties in order to permit the payment of cash distributions. These borrowings are permitted even if the purpose and effect of the borrowing is to enable us to make incentive distributions.
Our General Partner has a limited call right that may require you to sell your common units at an undesirable time or price.
If at any time our General Partner and its affiliates own more than 80% of our common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons. As a result, you may be required to sell your common units at an undesirable time or price, including at a price below the then-current market price, and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. As of March 3, 2022, Sprague Holdings and its affiliates owned 74.5% of our common units.
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
The holder or holders of a majority of the incentive distribution rights (currently Sprague Holdings) have the right, in their discretion and without the approval of the conflicts committee of the board of directors of our General Partner or the holders of our common units, at any time when the holders received distributions on their incentive distribution rights at the highest level to which they are entitled (50.0%) for each of the prior four consecutive fiscal quarters, to reset the target distribution levels at higher levels based on distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Sprague Holdings has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights shall have the same rights as Sprague Holdings relative to resetting target distributions.
In the event of a reset of target distribution levels, the holders of the incentive distribution rights will be entitled to receive a number of common units equal to the number of common units that would have entitled the holders to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions on the incentive distribution rights in the prior two quarters. We anticipate that Sprague Holdings would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Sprague Holdings or a transferee could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units in connection with resetting the target distribution levels.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following tables set forth information with respect to our owned, operated and/or controlled terminals as of December 31, 2021.

	Liquids Storage Terminals	Number of Storage Tanks	Storage Tank Capacity (Bbls)	Principal Products and Materials
**	Sorel-Tracy Quebec, Canada	27	3,282,600	refined products; asphalt
**	Newington, NH: River Road	29	1,157,325	refined products; asphalt; tallow
**	Searsport, ME	17	1,141,186	refined products; caustic soda; asphalt
*	Bridgeport, CT	13	1,335,000	refined products
*	Albany, NY	9	1,103,600	refined products
**	South Portland, ME	24	910,484	refined products; asphalt; clay slurry
*	East Providence, RI	9	970,436	refined products
**	Bronx, NY	18	907,500	refined products; asphalt
**	Newington, NH: Avery Lane	12	722,000	refined products, asphalt
*	Quincy, MA	9	657,000	refined products
*	New Haven, CT (1)	9	517,505	refined products
**	Providence, RI	4	484,000	refined products; asphalt
***	Everett, MA	4	317,600	asphalt
*	Quincy, MA: TRT (2)	4	304,200	refined products
*	Springfield, MA	10	268,200	refined products
*	Lawrence, NY	8	148,000	refined products
*	Stamford, CT	3	46,600	refined products
*	Inwood, NY	2	26,000	refined products
*	Washington, PA area - four locations	20	9,071	refined products
	Total	231	14,308,307

	Dry Storage Terminals	Number of Storage Pads and Warehouses	Storage Capacity (Square Feet)	Principal Products and Materials
**	Searsport, ME	2 warehouses;	90,000	break bulk; salt; petroleum coke;
		15 pads	872,000	heavy lift
**	Newington, NH: River Road	3 pads	390,000	salt; gypsum
***	Portland, ME (3)	7 warehouses;	215,000	break bulk; dry bulk; coal;
		3 pads	95,000	salt
**	South Portland, ME	3 pads	230,000	salt; coal
**	Providence, RI	1 pad	75,000	salt
		9 warehouses;
	Total	25 pads	1,967,000

*Refined Product activities; **Refined Products and Materials Handling activities; *** Materials Handling activities

(1)These tanks are controlled via a storage and throughput agreement with no expiration.
(2)Operating assets and real estate are leased from an unaffiliated third party through April 30, 2025.
(3)One storage warehouse is leased from an unaffiliated third party and the balance of the property is owned by us.

On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain of $9.0 million which is included within other operating income in the consolidated statements of operations for the year ended December 31, 2021. The remaining $0.7 million of other operating income for the year ended December 31, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal on April 29, 2021.
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
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the NYSE under the symbol “SRLP” on October 25, 2013. As of March 3, 2022, Sprague Holdings owned 19,548,849 common units, which represents 74.5% of the limited partner interest in us. We have gathered tax information for our known unitholders and from brokers/nominees and, based on the information collected, we have estimated that the number of our beneficial common unitholders was 16,300 at December 31, 2021 and was 12,492 at December 31, 2020.
Certain Information from Our Partnership Agreement
Set forth below is a summary of certain provisions of our partnership agreement that relate to cash distributions and incentive distribution rights.
Our Cash Distribution Policy
On October 25, 2021, the Partnership announced a distribution cut from $0.6675 per unit to $0.4338 per unit, which is less than the minimum quarterly distribution of $0.6675 per unit. The board of directors of our General Partner will determine the amount of our quarterly distributions and may change our distribution policy at any time. The board of directors of our General Partner may determine to reserve or reinvest excess cash in order to permit gradual or consistent increases in quarterly distributions and may borrow to fund distributions in quarters when we generate less distributable cash flow than necessary to sustain or grow our cash distributions per unit.
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
Incentive Distribution Rights
On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in the First Amended and Restated Agreement of Limited Partnership of the Partnership (as amended, the “Partnership Agreement”). Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021, and as part of the IDR Reset Election, the target distribution levels were adjusted as follows: (i) the Minimum Quarterly Distribution was reset to equal $0.6675 per Common Unit per Quarter, (ii) the First Target Distribution was reset to equal $0.7676 per Common Unit per Quarter, (iii) the Second Target Distribution was reset to equal $0.8344 per Common Unit per Quarter and (iv) the Third Target Distribution was reset to equal $1.0013 per Common Unit per Quarter.
Issuer Purchases of Equity Securities
None.

Item 6. Reserved
This item is reserved as a result of the Partnership’s adoption of Item 301 of Regulation S-K, pursuant to rules adopted by the Securities and Exchange Commission on November 19, 2020, which included removing the requirement to include selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and notes to the Consolidated Financial Statements included elsewhere in this report, as well as the other financial information appearing elsewhere in this Annual Report. This section of this Form 10-K generally includes comparisons of certain 2021 financial information to the same information for 2020. Year-to-year comparisons of the 2020 financial information to the same information for 2019 that are not included in this Form 10-K are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 4, 2021, which comparative information is incorporated by reference herein.
A reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Part IV, Item 15 - “Exhibits and Financial Statement Schedules” of this Annual Report.
Overview
We are a Delaware limited partnership formed in June 2011 by Sprague Holdings and our General Partner. We engage in the purchase, storage, distribution and sale of refined products and natural gas, and provide storage and handling services for a broad range of materials. In October 2013, we became a publicly traded master limited partnership ("MLP") and our common units representing limited partner interests are listed on the New York Stock Exchange ("NYSE") under the ticker symbol “SRLP."
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
On April 20, 2021, the Partnership and Hartree Partners, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the “Transaction”). The Transaction was completed and effective on May 28, 2021 and the aggregate purchase price was $290.0 million, consisting of approximately $265.0 million attributable to the purchase of 16,058,484 common units and approximately $25.0 million attributable to the general partner interest and incentive distribution rights. The Partnership elected to not to apply push-down accounting in its consolidated financial statements upon the change in control on May 28, 2021.
On January 11, 2022, the Partnership received an unsolicited non-binding proposal from Hartree, pursuant to which Hartree would acquire all of the outstanding common units of the Partnership that Hartree and its affiliates do not already own in exchange for $16.50 in cash for each such common unit. The board of directors of the General Partner has delegated authority to evaluate and negotiate the proposal to its conflicts committee. The conflicts committee's evaluation process is currently ongoing.
The Partnership is one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 48 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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
In our refined products segment we purchase a variety of refined products, such as heating oil, diesel fuel, residual fuel oil, kerosene, jet fuel and gasoline (primarily from refining companies, trading organizations and producers), and sell them to our customers. We have wholesale customers who resell the refined products we sell to them and commercial customers who consume the refined products directly. Our wholesale customers consist of approximately 1,100 home heating oil retailers and diesel fuel and gasoline resellers. Our commercial customers include federal and state agencies, municipalities, regional transit authorities, drill sites, large industrial companies, real estate management companies, hospitals, educational institutions, and asphalt paving companies. In addition, our customers include businesses engaged in the development of natural gas resources in Pennsylvania and surrounding states.
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
Our foreign sales, primarily sales of refined products and natural gas to customers in Canada, were $301.4 million, $185.1 million and $255.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2021	2020
United States	$257,976	$266,469
Canada	65,654	68,827
Total	$323,630	$335,296
COVID-19
The global outbreak of the novel coronavirus (COVID-19) was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy - including commodity and stock volatility, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. As a result, we experienced a period of lower revenues in certain customer sectors, particularly during the period from March 2020 through December 2020.
In 2021, a wide array of sectors continued to be impacted by COVID-19 and its variants, including, but not limited to, the energy, transportation, manufacturing and commercial and retail businesses. Global economic conditions also continued to be negatively impacted by the pandemic. Some of the Partnership’s commercial and industrial customers in these industries continue to experience substantial reductions in their operations due to reduced demand and increased government restrictions, particularly as it relates to the shutdown of various businesses in affected regions. While we expect that many of these effects will not be permanent, it is impossible to predict their duration.
With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021, customer demand has started to normalize and fuel prices now at higher levels than pre-pandemic. While the stabilization is a positive trend, there continues to be a risk of permanent demand destruction if economic conditions deteriorate, or if some businesses are unable to recover. In order to continue to mitigate the effects of the pandemic, even as market conditions have improved, we continue to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.
The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of December 31, 2021. While market conditions for our products and services appear to have stabilized as compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly if the impact is more severe or longer in duration than the partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, the Partnership continues to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.
IDR Reset Election

On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made the IDR Reset Election. Pursuant to the IDR Reset Election, Sprague Holdings relinquished the right to receive incentive distribution payments based on the minimum quarterly and target cash distribution levels set at the time of the Partnership’s initial public offering and the Partnership issued 3,107,248 common units to Sprague Holdings. Pursuant to the IDR Reset Election, the levels at which the incentive distribution rights participate in distributions were reset at higher amounts based on then-current common unit distribution rates and a formula in the Partnership Agreement. The IDR Reset Election was effective on March 5, 2021, and as part of the IDR Reset Election, the target distribution levels were adjusted as follows: (i) the Minimum Quarterly Distribution was reset to equal $0.6675 per Common Unit per Quarter, (ii) the First Target Distribution was reset to equal $0.7676 per Common Unit per Quarter, (iii) the Second Target Distribution was reset to equal $0.8344 per Common Unit per Quarter and (iv) the Third Target Distribution was reset to equal $1.0013 per Common Unit per Quarter.
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
We define EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as EBITDA adjusted for the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory as well as natural gas transportation contracts, changes in the fair value of contingent consideration, impact of acquisition related expenses and other operating income.
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
Adjusted Gross Margin
Management purchases, stores and sells energy commodities that experience market value fluctuations. To manage the Partnership’s underlying performance, including its physical and derivative positions, management utilizes adjusted gross margin. In determining adjusted gross margin, management adjusts its segment results for the impact of unrealized gains and losses with regard to refined products and natural gas inventory as well as natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income (loss). Adjusted gross margin is also used by external users of our consolidated financial statements to assess our economic results of operations and our commodity market value reporting to lenders.
We define adjusted gross margin as net sales less cost of products sold (exclusive of depreciation and amortization) adjusted for the impact of unrealized gains and losses with respect to refined products and natural gas inventory as well as natural gas transportation contracts, which are not marked to market for the purpose of recording unrealized gains or losses in net income. Adjusted gross margin has no impact on reported volumes or net sales.
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
Within the last year, decarbonization of energy and energy use has become a major focal point for many policymakers leading to decisions aimed at changing the future mix of energy sources. Certain jurisdictions in our operational territories are pursuing efforts to require future new build construction and major renovations to include all-electric buildings with a specific ban on fossil fuel use in new construction. Currently, Massachusetts, Rhode Island and New York are actively pursuing efforts to enact legislation that bans the use of fossil fuels in existing or new buildings, depending on the state. Should policymaker efforts come to fruition, new regulations requiring electric heat could potentially displace traditional heating-related sales growth of refined products and natural gas. However, there is a diversity of opinion on the speed at which the energy mix can change leading to some opposition and to delays in legislative efforts to implement changes aimed at shifting energy consumption, as illustrated by New Hampshire’s recently enacted legislation that would prohibit municipalities from banning certain heat sources.
•Seasonality and weather conditions. Our financial results are impacted by seasonality in our businesses and are generally better during the winter months, primarily because a material part of our business consists of supplying heating oil, residual fuel oil and natural gas for space heating purposes during the winter. For example, over the 36-month period ended December 31, 2021, we generated an average of 76% of our total heating oil and residual fuel oil net sales during the months of November through March in the Northeast United States. In addition, weather conditions, particularly during these five months, have a significant impact on the demand for our products. Warmer-than-normal temperatures during these months in our areas of operations can decrease the total volume of heating oil, residual fuel oil and natural gas we sell and the adjusted gross margins realized on those sales, whereas colder-than-normal temperatures increase demand for those products and the associated adjusted gross margins.
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
•Interest rates could rise. Interest rates could be higher than current levels, causing our financing costs to increase accordingly. During the 24 months ended December 31, 2021, we hedged approximately 48% of our floating-rate debt with fixed-for-floating interest rate swaps. Although higher interest rates could limit our ability to raise funds in the debt capital markets, we expect to remain competitive with respect to acquisitions and capital projects, as our competitors would face similar circumstances. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our common units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity to make acquisitions, reduce debt or for other purposes.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2021	2020	$	%
	($ in thousands)
Net sales	$3,498,160	$2,335,983	$1,162,177	50%
Cost of products sold (exclusive of depreciation and amortization)	3,343,302	2,071,805	1,271,497	61%
Operating expenses	80,673	77,070	3,603	5%
Selling, general and administrative	82,700	81,514	1,186	1%
Depreciation and amortization	33,335	34,066	(731)	(2)%
Total operating costs and expenses	3,540,010	2,264,455	1,275,555	56%
Other operating income	9,700	8,094	1,606	20%
Operating (loss) income	(32,150)	79,622	(111,772)	(140)%
Other income	—	1,948	(1,948)	(100)%
Interest income	171	299	(128)	(43)%
Interest expense	(34,109)	(40,669)	(6,560)	(16)%
(Loss) income before income taxes	$(66,088)	$41,200	$(107,288)	(260)%
Income tax provision	(2,828)	(7,389)	(4,561)	(62)%
Net (loss) income	$(68,916)	$33,811	$(102,727)	(304)%

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

	Years Ended December 31,
	2021	2020
	($ in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(32,150)	$79,622
Operating costs and expenses not allocated to operating segments:
Operating expenses	80,673	77,070
Selling, general and administrative	82,700	81,514
Depreciation and amortization	33,335	34,066
Other operating income (4)	(9,700)	(8,094)
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(13,437)	20,148
Change in unrealized value on natural gas transportation contracts (2)	132,554	(9,565)
Total adjusted gross margin (3):	$273,975	$274,761
Adjusted Gross Margin by Segment:
Refined products	$150,419	$171,626
Natural gas	65,801	40,741
Materials handling	50,327	56,185
Other operations	7,428	6,209
Total adjusted gross margin	$273,975	$274,761
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(68,916)	$33,811
Add:
Interest expense, net	33,938	40,370
Tax provision	2,828	7,389
Depreciation and amortization	33,335	34,066
EBITDA (4):	$1,185	$115,636
Add/(deduct):
Change in unrealized (loss) gain on inventory (1)	(13,437)	20,148
Change in unrealized value on natural gas transportation contracts (2)	132,554	(9,565)
Gain on sale of fixed assets not in the ordinary course of business and other operating income (4)	(9,700)	(8,094)
Other non-operating income (5)	—	(1,947)
Acquisition related expenses (6)	—	1
Other adjustments (7)	139	564
Adjusted EBITDA	$110,741	$116,743
Other Data:
Ten Year Average Heating Degree Days	4,850	4,870
Heating Degree Days	4,518	4,546
Variance from average heating degree days	(7)%	(7)%
Variance from prior period heating degree days	(1)%	(6)%

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
(4)On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain of $9.0 million which is included within other operating income in the consolidated statements of operations for the year ended December 31, 2021. The remaining $0.7 million of other operating income for the twelve months ended December 31, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal.
On December 23, 2020, we sold the Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of operations.
(5)On November 1, 2019, a fire occurred at the Kildair Tracy Terminal which impacted certain buildings and equipment at the facility. The resulting damage was covered by insurance coverage in place at the time of the incident, net of applicable deductibles. In connection with the insurance reimbursement for the asset losses from the fire, the Partnership recorded a $1.9 million gain for the year ended December 31, 2020, representing insurance proceeds that were in excess of the carrying value of impacted property, plant and equipment. This gain was included within other income in the consolidated statements of operations.
(6)We incur expenses in connection with acquisitions and given the nature, variability of amounts, and the fact that these expenses would not have otherwise been incurred as part of our continuing operations, adjusted EBITDA excludes the impact of acquisition related expenses.
(7)Represents the change in the fair value of contingent consideration related to the 2017 Coen Energy acquisition (ended in 2020) and other expense.

Analysis of Consolidated Operating Results
For the year ended December 31, 2021, our operating income decreased $111.8 million, or 140%, to an operating loss of $(32.2) million, as compared to operating income of $79.6 million for the year ended December 31, 2020. For the years ended December 31, 2021 and 2020, our operating (loss) income includes unrealized commodity derivative losses with respect to refined products and natural gas of $(119.1) million and $(10.6) million, respectively, which decreased operating income for the year ended December 31, 2021 by $108.5 million.
See "Analysis of Operating Segments" and "Liquidity and Capital Resources" below for additional details on changes in our operating results.

Analysis of Operating Segments

The following tables set forth information regarding our results of operating segments for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2021	2020	$	%
	($ and volumes in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	1,502,385	1,364,474	137,911	10%
Natural gas (MMBtus)	55,122	55,746	(624)	(1)%
Materials handling (short tons)	2,026	2,316	(290)	(13)%
Materials handling (gallons)	452,620	410,754	41,866	10%
Net Sales:
Refined products	$3,142,509	$1,998,197	$1,144,312	57%
Natural gas	284,529	261,358	23,171	9%
Materials handling	50,484	56,347	(5,863)	(10)%
Other operations	20,638	20,081	557	3%
Total net sales	$3,498,160	$2,335,983	$1,162,177	50%
Adjusted Gross Margin:
Refined products	$150,419	$171,626	$(21,207)	(12)%
Natural gas	65,801	40,741	25,060	62%
Materials handling	50,327	56,185	(5,858)	(10)%
Other operations	7,428	6,209	1,219	20%
Total adjusted gross margin	$273,975	$274,761	$(786)	—%
Adjusted Unit Gross Margin:
Refined products	$0.100	$0.126	$(0.026)	(21)%
Natural gas	$1.194	$0.731	$0.463	63%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Refined Products
Refined products net sales increased $1.1 billion, or 57% as compared to 2020 due primarily to the substantially higher oil price environment, with average sales prices increasing by 43%. The 10% increase in volumes was also a contributor to the higher net sales. The increased volumes were primarily a combination of distillates and gasoline, with heavy oil modestly higher. The increase in distillates was a combination of higher diesel volumes with gains from regional transit authorities, on-site fueling operations, and marine fueling requirements. Despite slightly warmer weather conditions, heating oil volumes were also higher. The gain in gasoline volumes was due to a recovery in transportation demand, with the higher heavy oil volumes a result of additional on-land demand at our Canadian operations.
Refined products adjusted gross margin in 2021 decreased $21.2 million or 12% as compared to 2020, as the 21% reduction in adjusted unit gross margins more than offset the higher volumes. The lower gross adjusted margins were primarily a result of substantially less attractive market conditions to purchase, store and hedge oil inventory compared to the market conditions last year, which was characterized by a surplus supply and weaker demand environment. Both the U.S. and Canadian operations contributed to the decline in adjusted gross margins.
Natural Gas
Natural gas net sales in 2021 increased by $23.2 million, or 9%, compared to 2020, due to 10% higher average price, partially offset by a 1% decrease in volume. The higher average sales price reflects the major increase in the market prices, particularly in the second half of the year.
Natural gas adjusted gross margin in 2021 increased $25.1 million, or 62%, primarily as a result of a 63% increase in average adjusted unit gross margins. The increase in adjusted unit gross margins was due to enhanced supply and inventory optimization opportunities as well as basis changes contributing to net gains from mark-to-market valuations of derivative contracts and natural gas transportation contracts. The enhanced supply and optimization opportunities occurred at various times throughout the year, including a combination of periods during the winter and colder temperatures concomitant higher price volatility, as well as in the summer as both market prices and volatility increased.

Materials Handling
Materials handling net sales and adjusted gross margin both decreased by $5.9 million or 10% each, compared to the same period last year. The decline was a result of $3.2 million reduction in the Canadian operations along with a $2.7 million decrease in the U.S. The decline in the Canadian operations was a result of reduced tank rental demand from third parties. The variance in the U.S. was primarily due to lower road salt and windmill component handling activity, with a decline in asphalt also a contributor. The decrease in salt was due to fewer bulk vessel deliveries, as mild winter conditions led to lower salt usage and less resupply requirements. Reduced windmill handling revenue resulted since there were lower component deliveries compared to the substantial activity early last year. The asphalt decline was primarily due to a combination of the sale of our Oswego terminal in April as well as some repair requirements that reduced tankage availability and revenue generation. These reductions were partially offset by increases in the U.S. heating requirements due to higher commodity prices and additional gypsum handling related to enhanced economic activity.
Other Operations
Net sales from other operations increased by $0.6 million, or 3%, with an increase in adjusted gross margin of $1.2 million, or 20% as compared to 2020 . The increase in adjusted gross margin was a result of higher coal margins, with a physical inventory reconciliation completed last year leading to part of this variance. An increase in boiler service activity was also a contributor.

Operating Costs and Expenses
The following tables set forth information regarding our results of operating costs and expenses for the periods presented:

	Years Ended December 31,		Increase/(Decrease)
	2021	2020	$	%
	($ in thousands)
Operating expenses	$80,673	$77,070	$3,603	5%
Selling, general and administrative expenses	$82,700	$81,514	$1,186	1%
Depreciation and amortization	$33,335	$34,066	$(731)	(2)%
Interest expense, net	$33,938	$40,370	$(6,432)	(16)%
Operating Expenses. Operating expenses increased $3.6 million, or 5%, compared to the same period last year, primarily reflecting an increase of $1.7 million of employee-related expenses, $1.4 million in insurance related costs and $0.4 million in utilities and boiler fuel.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.2 million, or 1%, led by $0.7 million increase in insurance related costs and $0.4 million increase in incentive compensation.
Depreciation and Amortization. Depreciation and amortization decreased $0.7 million, or 2%, primarily driven by the sales of the Oswego terminal in April 2021 and Mt. Vernon terminal in 2020.
Interest Expense, net. Interest expense, net decreased $6.4 million, or 16%, compared to the same period last year primarily due to decreased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At December 31, 2021, our working capital deficit was $(99.3) million.
As of December 31, 2021, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $171.8 million and the undrawn borrowing capacity under the acquisition facility was $53.8 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the twelve months ended December 31, 2021, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a high of $402.0 million to a low of $148.7 million.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated:

	Capital Expenditures
	Expansion	Maintenance	Total
	($ in thousands)
Years Ended December 31,
2021	$2,283	$11,605	$13,888
2020 (1)	$3,810	$6,193	$10,003
(1)Excludes approximately $2.1 million for building and equipment expenditures related to replacement of assets at Kildair Tracy Terminal due to property, plant and equipment losses from the November 1, 2019 fire.
We currently expect maintenance capital expenditures of approximately $10 million to $18 million and expansion capital expenditures, excluding acquisitions, of approximately $2 million to $5 million in 2022. These current estimates depend, in part, on the timing of completion of projects, availability of equipment and workforce, weather, and unanticipated events or opportunities requiring additional maintenance or investments. We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings. We believe that we will have sufficient cash flow from operations, borrowing capacity under our credit agreement and the ability to issue additional equity to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks and geopolitical events, each of which could adversely affect our cash flow and access to debt and equity markets.

Contractual Obligations
We have contractual obligations that are required to be settled in cash. The amounts of our contractual obligations at December 31, 2021 were as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Operating lease obligations (1)	$19,534	$7,823	$10,981	$620	$110
Finance lease obligations (including interest)	15,749	4,028	5,648	2,898	3,175
Credit facilities (including interest) (2)	902,669	525,269	377,400	—	—
Product purchases (3)	666,640	662,282	4,358	—	—
Transportation and storage (4)	62,525	31,561	29,388	1,576	—
Deferred consideration (5)	20,366	3,818	7,637	7,637	1,274
Total	$1,687,483	$1,234,781	$435,412	$12,731	$4,559

(1)We have leases for a refined products terminal, refined products storage, maritime charters, equipment, office and plant facilities that are accounted for as operating leases.
(2)Amounts include principal and interest on our working capital revolving credit facility and our acquisition line revolving credit facility at December 31, 2021. The Credit Agreement has a contractual maturity of May 19, 2023, and no scheduled principal payments are required prior to that date. However, we repay amounts outstanding and borrow funds based on our working capital requirements. The curren+t portion of Credit Agreement represents the amounts of the working capital facility. Interest is calculated using the rates in effect as of December 31, 2021, and we assume a ratable payment of the current portion of the working capital revolving credit facility through the expiration date.
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
Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(56,778)	$154,466	$(65,365)
Net cash (used in) provided by investing activities	$(2,775)	$514	$(13,886)
Net cash provided by (used in) financing activities	$56,480	$(156,552)	$77,068
Operating Activities
Net cash used in operating activities for the year ended December 31, 2021 was $56.8 million and was negatively impacted by net loss of $68.9 million, an increase of $87.4 million in accounts receivable driven by a combination of higher sales prices and volumes, and an increase of $184.3 million in inventories largely due to increases in the cost of inventory purchases. Cash flows from operations were positively impacted as a result of an increase of $118.0 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases, a change of $87.0 million in derivative instruments as a result of the increase in commodity prices in refined products during the year, a decrease in prepaid expenses and other assets of $52.7 million primarily driven by changes in collateral requirements.
Net cash provided by operating activities for the year ended December 31, 2020 was $154.5 million and was favorably impacted by net income of $33.8 million, a change of $9.1 million in derivative instruments as a result of the increase in commodity prices in refined products during the year, a decrease of $88.1 million in accounts receivable driven by a combination of lower sales prices and volumes and a decrease of $37.7 million in inventories largely due to reductions in the cost of inventory purchases. Cash flows from operations were negatively impacted as a result of a reduction of $52.8 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2021 was $2.8 million and consisted primarily of $11.6 million related to maintenance capital expenditures, $2.3 million related to expansion capital expenditures across our terminal system offset by $11.1 million related to proceeds largely driven by the proceeds of approximately $10.1 million from the sale of the Oswego terminal in April 2021.
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
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $56.5 million, and primarily resulted from $133.6 million of net borrowings under our Credit Agreement due to increased financing requirements from higher commodity prices, year-end timing of accounts receivable and average higher inventory levels, which were offset by distributions of $63.8 million.
Net cash used in financing activities for the year ended December 31, 2020 was $156.6 million, and primarily resulted from $70.6 million of net payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels and the reduction of inventory levels as well as distributions of $67.3 million.
Credit Agreement
On May 11, 2021, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair, (the "Canadian Borrower" and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a first amendment (the "First Amendment") to the second amended and restated credit agreement dated May 19, 2020 (the “Original Credit Agreement;” the Original Credit Agreement as amended by the First Amendment, the "Credit Agreement"). Upon the effective date, the First Amendment increased the acquisition facility from $430 million to $450 million and was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. Overall, the Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the “Subsidiary Guarantors”) are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the “Loan Parties”).
As of December 31, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:
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
•A revolving acquisition facility of up to $450.0 million, subject to covenants, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions, including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.

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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2021.
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

Impact of Inflation
Inflation in the United States and Canada has been relatively low in recent years and, though inflation has accelerated in 2021, did not have a material impact on our results of operations for the years ended December 31, 2021, 2020 and 2019.
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
Transaction gains and losses related to intercompany receivables and payables not anticipated to be settled in the foreseeable future are excluded from the determination of net income (loss) and are recorded as a translation adjustment to accumulated other comprehensive income (loss) as a component of unitholders’ equity. As of December 31, 2021, all intercompany receivables or payables are anticipated to be settled in the foreseeable future and therefore, no amounts are included in accumulated other comprehensive income (loss).
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
Under the quantitative impairment test, we perform a comparison of the reporting unit’s carrying value to its fair value. We estimate the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, we develop a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions. Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. We performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon our 2021 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that all of its reportable units had fair values exceeding their carrying value. As of December 31, 2021, there was $35.5 million of goodwill allocated to the natural gas reporting unit which had a negative carrying value with respect to the annual goodwill test performed.
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
Commodity Price Risk
We use various financial instruments as we seek to hedge our commodity price risk. We sell our refined products and natural gas primarily in the Northeast. We hedge our refined products positions primarily with a combination of futures contracts that trade on the NYMEX, and fixed-for-floating price swaps in the form of bilateral contracts that are traded “over-the-counter” or "OTC." Although there are some notable differences between futures and the fixed-for-floating price swaps, both can provide a fixed price while the counterparty receives a price that fluctuates as market prices change.
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
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes. Such amounts are included in cost of products sold (exclusive of depreciation and amortization) for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
	(in thousands)
Refined products contracts	$(33,611)	$15,434	$(26,194)
Natural gas contracts	(101,754)	46,024	38,513
Total	$(135,365)	$61,458	$12,319
Substantially all of our commodity derivative contracts outstanding as of December 31, 2021 will settle prior to June 30, 2023.

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
Our interest rate swap agreements outstanding as of December 31, 2021 were as follows (in thousands):

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
During the two year period ended December 31, 2021, we hedged approximately 48% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR interest rates. Based on a sensitivity analysis for the year ended December 31, 2021, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would increase by $3.2 million and decrease by $0.1 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$25,793	$—	$25,793	$—
Commodity swaps and options	148,034	148,029	5	—
Commodity derivatives	173,827	148,029	25,798	—
Interest rate swaps	302	—	302
Total derivative assets	$174,129	$148,029	$26,100	$—
Derivative liabilities:
Commodity fixed forwards	176,602	—	176,602	—
Commodity swaps and options	78,026	77,948	78	—
Commodity derivatives	254,628	77,948	176,680	—
Interest rate swaps	5,295	—	5,295	—
Total derivative liabilities	$259,923	$77,948	$181,975	$—

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
The following table presents the value at risk for our refined products and natural gas marketing and risk management commodity derivatives activities:

	Refined Products			Natural Gas
	2021	2020	2019	2021	2020	2019
	(in thousands)			(in thousands)
At December 31	$96	$228	$119	$3,523	$711	$502
Average	87	675	127	955	424	381
High	261	2,448	461	4,111	738	657
Low	17	13	27	301	151	120

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
As of December 31, 2021, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President, Chief Executive Officer and the Chief Financial Officer of the Partnership's general partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the general partner's President, Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of December 31, 2021.
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
Management has assessed the effectiveness of Sprague Resources LP’s internal control over financial reporting as of December 31, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Partnership's internal control over financial reporting was effective as of December 31, 2021. Ernst & Young LLP, Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting which is included in this Annual Report on page F-4.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors of our General Partner
Our General Partner oversees our operations and activities on our behalf through its board of directors. The board of directors of our General Partner appoints our officers, all of whom are employed by our General Partner and manage our day-to-day affairs. Neither our General Partner, nor the board of directors of our General Partner, is elected by our unitholders and neither will be subject to re-election in the future. Rather, the directors of our General Partner are appointed by Sprague Holdings, which owns 100% of our General Partner. The board of directors of our General Partner met five times during the 2021 fiscal year and each of its members attended 100% of the meetings. The audit committee of the board of directors of our General Partner met seven times during the 2021 fiscal year, of which each of its members attended 100% of the meetings. The conflicts committee of the board of directors of our General Partner did not meet during the 2021 fiscal year. Established in September 2021, the compensation committee of the board of directors of our General Partner met three times during the 2021 fiscal year with each of its members attending 100% of the meetings.
The following table provides information as of March 3, 2022 for the executive officers and directors of our General Partner. References to “our officers,” “our directors,” or “our board” refer to the officers, directors, and board of directors of our General Partner. Directors are appointed to hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board.

Name	Age	Position with our General Partner
Stephen M. Hendel	70	Chairman of the Board of Directors
Beth A. Bowman	65	Director, Conflicts Committee Chair
C. Gregory Harper	57	Director, Audit Committee Chair
John A. Shapiro	70	Director, Compensation Committee Chair
Stephen M. Semlitz	69	Director
Jonathan Guy Merison	62	Director
Scott Levy	49	Director
Jason T. Lemme	46	Director
David C. Glendon*	56	President, Chief Executive Officer and Director
David C. Long*	48	Chief Financial Officer
Thomas F. Flaherty*	66	Vice President, Refined Products
Steven D. Scammon*	60	Vice President, Chief Risk Officer
Brian W. Weego*	55	Vice President, Natural Gas
Paul A. Scoff*	62	Vice President, General Counsel, Chief Compliance Officer and Secretary
Joseph S. Smith*	65	Vice President, Corporate Development
James A. Therriault*	61	Vice President, Materials Handling
Thomas E. Carey	64	Vice President, Operations
Ben Hennelly	51	Chief Information Officer

*	Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.
Stephen M. Hendel - Mr. Hendel joined the board of directors as chairman in May 2021, upon the closing of the purchase by Hartree Partners, LP ("Hartree") of the general partner interest, the incentive distribution rights and all of the common units representing limited partner interests that were held by Sprague Holdings, a subsidiary of Axel Johnson Inc. . Mr. Hendel, is currently serving, and has served since March 1997, as a Founding Partner and Managing Director of Hartree, where he is actively involved in the management of the firm. Prior to co-founding Hartree, from 1985 to 1996, Mr. Hendel was a partner at Goldman Sachs, where he held various management roles in the J. Aron division including co-head of energy trading and oversight of J. Aron’s division of quantitative strategies. From 1994 to 1996, Mr. Hendel shared responsibility for the energy, commodity and currency business for J. Aron. Prior to joining J. Aron in 1980, he was an associate at Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Hendel is active in a number of artistic not-for-profit foundations. Mr. Hendel holds a B.A. from Yale University and a J.D. from the University of Connecticut School of Law. We believe that Mr. Hendel’s more than 40 years of experience in the energy industry, as well as his extensive management skills he acquired through his involvement in the strategy, operations and governance of Hartree, bring substantial perspective and leadership to the board of directors of our General Partner.
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
C. Gregory Harper - Mr. Harper was appointed to the board of directors of our General Partner in October 2013 in connection with our IPO. In June 2021 Mr. Harper was appointed Chairman and CEO of Evergreen Midstream LLC and in March 2021 Mr. Harper began to serve on the board of directors of Woodway Energy Infrastructure LLC. From April 2018 until April 2020, Mr. Harper served as President and CEO of Blue Mountain Midstream and as a board member of its parent Riviera Resources Inc. In April 2017, Mr. Harper retired from Enbridge Inc. where he served as President, Gas Pipelines and Processing. In January 2014, Mr. Harper was appointed principal executive officer of Midcoast Holdings L.L.C., an indirect subsidiary of Enbridge Inc. Mr. Harper also served as Senior Vice President of Midstream with Southwestern Energy Company from August 2013 to January 2014. Prior to joining Southwestern Energy, Mr. Harper served as Senior Vice President and Group President of CenterPoint Energy Pipelines and Field Services from December 2008 to June 2013. Before joining CenterPoint Energy in 2008, Mr. Harper served as President, Chief Executive Officer and as a Director of Spectra Energy Partners, LP from March 2007 to December 2008. From January 2007 to March 2007, Mr. Harper was Group Vice President of Spectra Energy Corp., and he was Group Vice President of Duke Energy from January 2004 to December 2006. Mr. Harper served as Senior Vice President of Energy Marketing and Management for Duke Energy North America from January 2003 until January 2004 and Vice President of Business Development for Duke Energy Gas Transmission and Vice President of East Tennessee Natural Gas, LLC from March 2002 until January 2003. Mr. Harper currently serves on the University of Houston Bauer College Board and the board of directors of the Houston Area Women's Center. Mr. Harper received his Bachelor’s degree in Mechanical Engineering from the University of Kentucky and his Master’s degree in Business Administration from the University of Houston. We believe Mr. Harper’s extensive industry background, particularly his financial reporting and oversight expertise, brings important experience and skill to the board of directors of our General Partner.

John A. Shapiro - Mr. Shapiro was appointed to the board of directors of our General Partner in June 2021 at which time he was appointed as a member of the audit committee and the conflicts committee. Mr. Shapiro has more than 35 years of experience in the banking and energy industries and currently serves, and has served since November 2009, as a director on the board of Blueknight Energy Partners, L.P., a master limited partnership headquartered in Tulsa, Oklahoma. Since November 2015, Mr. Shapiro has served as a senior advisor to Mountain Capital Partners, LLC, a Houston-based private equity firm focused on upstream E&P investments. Additionally, he currently serves, and has served since December 2009, as a member of the board of Citymeals-on-Wheels. Mr. Shapiro was an officer at Morgan Stanley & Co., where he served from November 1984 to December 2008 in various capacities, ultimately as Global Head of Commodities and a member of the firm's Management Committee. While an officer at Morgan Stanley, Mr. Shapiro participated in the successful acquisitions of TransMontaigne Inc. and Heidmar Inc. and served as a member of the board of directors of both companies. Prior to joining Morgan Stanley & Co., Mr. Shapiro worked for Conoco, Inc. and New England Merchants National Bank. Mr. Shapiro has been a lecturer at Princeton University, Harvard University School of Government, HEC Business School (Paris, France) and the Oxford University Energy Program (Oxford, UK). Mr. Shapiro received his Master of Business Administration from Harvard University and a bachelor’s degree in economics from Princeton University. We believe that Mr. Shapiro’s leadership skills, financial expertise and industry expertise gained while serving on the board of other energy companies, among other factors, qualify him to serve as a member of the board of directors of our General Partner.

Stephen M. Semlitz- Mr. Semlitz was appointed to the board of directors of our General Partner in May 2021. Mr. Semlitz, is currently serving, and has served since March 1997, as a Founding Partner and Managing Director of Hartree, where he is actively involved in the management of the firm. Prior to co-founding Hartree, from 1985 to 1996, Mr. Semlitz was a partner at Goldman Sachs, where he developed the energy business from inception and was the Co-Head of Energy Trading. From 1980 to 1986, Mr. Semlitz was the Head Metals Trader at J. Aron and Goldman Sachs. Mr. Semlitz holds a B.S. and an MBA from

Cornell University. We believe that Mr. Semlitz’s 40 plus years' prior experience in the energy industry and prior experience in leadership positions allows him to bring substantial experience and skills to the board of directors of our General Partner.
Jonathan Guy Merison- Mr. Merison was appointed to the board of directors of our General Partner in May 2021. Mr. Merison is currently serving, and has served since March 1997, as a Founding Partner and Managing Director of Hartree, where he is actively involved in the management of the firm. Prior to joining Hartree, from 1995 to 1997, Mr. Merison served as a portfolio manager at Odyssey Partners, where he was the commodities portfolio manager. From 1986 to 1995, Mr. Merison managed the Products Trading, Grain Trading, and Derivatives Trading groups at J. Aron, a division of Goldman Sachs. Prior to joining Goldman Sachs Mr. Merison served as the Senior Manager at Czarnikow Schroeder USA from 1981 to 1986. We believe that Mr. Merison's significant investment, trading and leadership experience prepare him well to serve on the board of directors of our General Partner.
Scott Levy- Mr. Levy was appointed to the board of directors of our General Partner in May 2021. Mr. Levy is currently serving, and has served since July 2016, as a Partner of Hartree where he leads the firm’s Institutional Asset Management and Principal Investing activities. Prior to joining Hartree, Mr. Levy served on the Board of Directors of Hartree as one of Oaktree Capital Management’s (“Oaktree”) representatives. Mr. Levy joined Oaktree in 2011, where he worked as a Managing Director focused on the firms strategic and corporate development efforts. Prior to joining Oaktree, Mr. Levy was a Managing Director at Bank of America Merrill Lynch in the investment banking division focused on Mergers, Acquisitions and Restructuring. Mr. Levy began his career at Bankers Trust and subsequently Deutsche Bank. Over 11 years, Mr. Levy worked both as an analyst on the High Yield trading desk and an investment banker in the Financial Sponsor Advisory Group. Mr. Levy holds a B.A. in Mathematics from Colgate University. We believe that Mr. Levy’s experience in asset management and corporate development allows him to bring investment perspective, skills and experience to the board of directors of our General Partner.
Jason T. Lemme- Mr. Lemme was appointed to the board of directors in September 2021. Mr. Lemme is currently serving, and has served since May 2017, as the head of US Natural Gas Trading at Hartree. Mr. Lemme is a Partner of Hartree, an affiliate of the owner of our General Partner, and sits on Hartree’s Executive Committee. Prior to May 2017, Mr. Lemme led Hartree’s origination efforts in North America. Mr. Lemme has been with Hartree since 2002, and has held various positions in origination, investment and trading. Additionally, Mr. Lemme has served as a director of the New York Energy Forum since December 2019 and as a director of the Winston School of Short Hills since May 2020. Mr. Lemme graduated with a B.A. Economics from Rutgers University and earned a M.Sc. Global Market Economics from the London School of Economics. We believe that Mr. Lemme's almost 20 years prior experience in the energy industry and leadership roles qualify him to serve as a member of the board of directors of our General Partner.
David C. Glendon - Mr. Glendon was appointed to the board of directors of our General Partner and was named President and Chief Executive Officer ("CEO") of our General Partner in July 2011, a position he held with our Predecessor since January 15, 2008. Mr. Glendon was hired by our Predecessor on June 30, 2003 as the Senior Vice President of Oil and Materials Handling, focusing on driving the execution of a customer-centric approach across all elements of the business. Prior to joining our Predecessor, Mr. Glendon was a partner and global account manager at Monitor Group. He was also a founder and managing director of Monitor Equity Advisors, which worked with leading private capital providers in evaluating transactions and enhancing the strategic positions of their portfolio investments. Mr. Glendon received a Bachelor’s degree, cum laude, in Psychology from Williams College and a Master’s degree in Business Administration from the Stanford Graduate School of Business. As a result of his professional background, we believe Mr. Glendon brings executive-level strategic and financial skills along with significant operational experience that, when combined with his 15 years of consulting experience in a variety of industries and a deep knowledge of our business, make Mr. Glendon well-suited to serve on the board of directors of our General Partner.
David C. Long - Mr. Long joined our General Partner in December 2018 and assumed the role of Chief Financial Officer in January 2019. From June 2013 until December 2018, Mr. Long served as Senior Vice President with Kinetico Incorporated, a subsidiary of Axel Johnson, Inc., during which he was responsible for marketing, sales and business development activity in North America. From February 2008 through June 2013, Mr. Long served as Senior Vice President and Chief Financial Officer of Kinetico Incorporated where he led the finance and accounting organization. From 1998 through 2008, Mr. Long held a variety of roles with Axel Johnson, Inc., most recently as Managing Director of Sales, Refined Products. Mr. Long holds a Bachelor’s degree from the University of Maine and a Master of Finance degree from Boston College.
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
Joseph S. Smith - Mr. Smith was appointed Vice President, Corporate Development & IT of our General Partner in February 2019; and, with Mr. Hennelly joining the General Partner as Chief Information Officer in July 2021, Mr. Smith now serves as Vice President, Corporate Development. In this role he has oversight responsibility for Kildair and Coen Energy as well as leading Sprague's acquisition sourcing and integration efforts. Prior to this appointment, Mr. Smith served as Vice President, Business Development from February 2014 to January 2019. Mr. Smith also served as Vice President, Chief Risk Officer and Strategic Planning of our General Partner from July 2011 to January 2014, a position he held with our Predecessor since July 2006. In such role, Mr. Smith was tasked with oversight responsibility for risk management and related control processes. Mr. Smith has been an employee of our Predecessor since April 2001 when he joined as Vice President, Corporate Planning and Development and was subsequently promoted to Vice President, Pricing and Performance Management. Prior to joining our Predecessor, Mr. Smith was a Principal with Arthur D. Little, Inc.’s international energy consulting practice. He also worked in various positions for Mobil Oil Corporation, including in the areas of sales and supply and research and development. Mr. Smith received his Bachelor’s degree in Chemical Engineering from the University of Maine. He received a Master’s degree in Chemical Engineering from Pennsylvania State University and a Master’s degree in Business Administration in Finance from Drexel University.
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
Ben J. Hennelly - Mr. Hennelly was appointed Chief Information Officer of our General Partner in July 2021. Mr. Hennelly, also serves as President of The Agrippa Works, Inc., a strategy and technology consultancy. Mr. Hennelly was a member of the board of directors of our General Partner from July 2011 until May 2021. He also served as President and Chief Executive Officer of Decisyon, Inc. from December 2014 through July 2017. Mr. Hennelly previously served as Chief Financial Officer for Axel Johnson Inc. during the period of March 2007 through June 2012 and as Executive Vice President for Axel Johnson Inc. from June 2012 through December 2014. Mr. Hennelly has held various positions within the Axel Johnson Group. Before joining the Axel Johnson Group in 2003, Mr. Hennelly was on the founding management team of EPIK Communications, a provider of broadband telecommunication services, and previously was a consultant with the Monitor Group, a global management strategy consulting firm, where he advised clients across a range of industries, including the energy industry. Mr. Hennelly holds a Bachelor of Arts degree from Cornell University and a Ph.D from Brown University.
Director Independence
NYSE rules do not require that the board of directors of our General Partner be composed of a majority of independent directors. Nonetheless, the board of directors of our General Partner has affirmatively determined that Ms. Bowman, Mr. Harper and Mr. Shapiro meet the independence standards established by the NYSE.
Committees of the Board of Directors
The board of directors of our General Partner has an audit committee, a conflicts committee and, beginning in September 2021, a compensation committee. Each of the standing committees of the board of directors has the composition and responsibilities described below. Ms. Bowman and Messrs. Harper and Shapiro are members of the audit, conflicts and compensation committees and are independent (as that term is defined in the applicable NYSE rules and Rule 10C-1 of the Exchange Act) and non-employee directors (as that term is defined in Rule 16b-3 of the Exchange Act).
Audit Committee
We are required to have an audit committee of at least three members and all its members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. Ms. Bowman and Messrs. Harper and Shapiro are the current members of our audit committee. The board of directors of our General Partner has determined that each director appointed to the audit committee is “financially literate,” and Mr. Harper, who serves as chairman of the audit committee, has “accounting or related financial management expertise” and constitutes an audit committee financial expert in accordance with SEC and NYSE rules and regulations. The audit committee of the board of directors of our General Partner serves as our audit committee and will assist the board in its oversight of the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) pre-approve any non-audit services and tax services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met seven times during 2021.
Conflicts Committee
The board of directors of our General Partner established a conflicts committee to review specific matters that the board of directors believes may involve conflicts of interest. The conflicts committee will determine if the resolution of any such conflict of interest is fair and reasonable to us. The board of directors of our General Partner may, but is not required to, seek the approval of such resolution from the conflicts committee. The conflicts committee will determine if the resolution of the conflict of interest is fair and reasonable to us. The committee consists of a minimum of two members, none of whom can be officers or employees of our General Partner or directors, officers or employees of its affiliates (other than as directors of our subsidiaries) and each of whom must meet the independence standards for service on an audit committee established by the NYSE and the SEC. Ms. Bowman and Messrs. Harper and Shapiro are the independent members of the conflicts committee. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our unitholders, and not a breach by our General Partner of any duties it may owe us or our unitholders. The conflicts committee did not meet during fiscal year 2021.

If the board of directors of our General Partner does not seek approval from the conflicts committee, and the board of directors of our General Partner approves a resolution or course of action taken with respect to a conflict of interest, then it will be presumed that, in making its decision, the board of directors of our General Partner acted in good faith, and in any proceeding brought by or on behalf of us or any unitholder, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Compensation Committee
As a limited partnership that is listed on the NYSE, we are not required to have a compensation committee. However, the board of directors of our General Partner determined that a compensation committee is appropriate in order to conform to best governance practices and in September 2021 established a charter for the compensation committee. The current members of the compensation committee include Ms. Bowman and Messrs. Shapiro and Harper. The compensation committee may delegate any of its responsibilities and duties to one or more members of the compensation committee to the extent permissible under the Exchange Act or the NYSE listing rules.
Oversight of our compensation plans is the compensation committee’s responsibility. The compensation committee oversees and evaluates the General Partner's human resources and compensation structure, policies, programs and succession planning and assesses whether appropriate incentives and leadership development opportunities are established for management and other employees. The compensation committee also determines and approves compensation for our CEO and our other executive officers, including our named executive officers.
The compensation committee has authority to select and oversee outside compensation advisors, including consultants, legal counsel and other advisors, to review or make recommendations on our compensation programs. The compensation committee has the authority to enter into retention agreements with any such advisors establishing the fees payable to such advisors by the Partnership and any other retention terms.
The compensation committee determines and approves the compensation of the CEO, with the exception of the CEOs base compensation, which shall be approved by the independent directors of the full board of directors of the General Partner following the recommendation of the compensation committee. The compensation committee may seek guidance or input from the CEO when making determinations about the compensation of the other executive officers. The CEO also may provide recommendations to the compensation committee concerning the high-level allocation of incentive award pools among senior management other than executive officers. The CEO also may determine the salaries and amounts of individual incentive awards to senior management members other than executive officers.
The compensation committee did not retain an independent compensation consultant to assist in evaluating and advising on the compensation of its officers and directors for the fiscal year 2021. The compensation committee met three times during fiscal year 2021.
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

Current conflicts committee members include Ms. Bowman and Messrs. Harper and Shapiro and these three members qualify as independent directors, satisfying the SEC and NYSE standards for independence as of the date hereof.

In April 2021, the SEC approved an amendment to NYSE Rule 314.00 pertaining to related party transactions which requires the Audit Committee, or another independent body of the board of directors of the General Partner, to conduct a reasonable prior review of, and have oversight for, all related party transactions for conflicts of interest and prohibit a transaction if it determines it to be inconsistent with the interests of the Partnership. Pursuant to this amendment, the Audit Committee has established a process to review related party transactions and has provided prior approval for related party transactions that (i) occur in the ordinary course of business; (ii) comply with the Partnership's risk management policies; and, (iii) are conducted on an arm's length basis at market prices and terms.
Available Information
Our audit committee charter, conflicts committee charter, compensation committee charter, Corporate Code of Business Conduct and Ethics, Corporate Governance Guidelines, Financial Code of Ethics, Insider Trading Policy, Short-Swing Trading and Reporting Policy and Whistleblower Policy are available, free of charge within the “Investor Relations—Corporate Governance” section of our website at http://investors.spragueenergy.com/corporate-governance and in print to any unitholder who so requests. Requests for print copies may be directed to: Investor Relations, Sprague Resources LP, 185 International Drive, Portsmouth, New Hampshire 03801 or made by telephone by calling (800) 225-1560. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any other report that we file with or furnish to the SEC.
Pursuant to our Corporate Governance Guidelines, Mr. Hendel is the lead, non-management director and will preside over regularly scheduled executive sessions of the board of directors without management ("Lead Director"). To view the designated Lead Director and the method for communicating directly with the Lead Director, please see the “Investor Relations—Corporate Governance” section of our website at http://investors.spragueenergy.com/corporate-governance.
Section 16(a) Beneficial Ownership Reporting Compliance
Each director, executive officer (and, for a specified period, certain former directors and executive officers) of our General Partner and each holder of more than 10 percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year, reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors of our General Partner, we believe that all filings applicable to our General Partner’s officers and directors, and our beneficial owners, required by Section 16(a) of the Exchange Act were filed on a timely basis with respect to our most recent fiscal year with the exception of three instances where Form 4s were inadvertently filed late on behalf of a former director and two executives to report certain transactions as follows: (i) in March 2021, to report the award of common units to a former director, Gary A. Rinaldi; (ii) in March 2021, to report the award of common units to executive David C. Long and the payment of tax liability using a portion of securities received; and, (ii) in June 2021, a sale of common units by named executive officer Thomas F. Flaherty.
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

Item  11. Executive Compensation
Compensation Committee Interlocks and Insider Participation
The board of directors of the General Partner has determined that all of the directors who served on the compensation committee during fiscal year 2021 are independent within the meaning of the NYSE listing standards. No member of the compensation committee is a current, or during fiscal year 2021 was, a former, officer, or employee of the General Partner. During fiscal year 2021, no member of the compensation committee had a relationship that must be described under the SEC rules relating to disclosure of “related person transactions” (for a description of our policy on “related person transactions,” see "Procedures for Review, Approval and Ratification of Related Person Transactions" in Item 10 and also see “Certain Relationships, Related Transactions and Director Independence” in Item 13. During fiscal year 2021, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the board or the compensation committee.
Compensation Committee Report
As required by Item 407(e)(5) of Regulation S-K, our compensation committee has reviewed and discussed the Compensation Discussion and Analysis with our management and, based on such review and discussion, has recommended to the board of directors of our General Partner that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS OF SPRAGUE RESOURCES GP LLC
John A. Shapiro, Chair
Beth A. Bowman
C. Gregory Harper
Compensation Discussion and Analysis
Introduction
Our General Partner has sole responsibility for conducting our business and for managing our operations and its board of directors and officers make decisions on our behalf. We reimburse our General Partner for the expenses associated with the services its employees provide to us, including compensation expenses for executive officers and directors of our General Partner. The board of directors and the compensation committee of our General Partner has responsibility for establishing and evaluating the pay for the executive officers of our General Partner.
The purpose of this Compensation Discussion and Analysis is to explain our philosophy for determining the compensation program for the Chief Executive Officer, the Chief Financial Officer and the three other most highly compensated executive officers of our General Partner for 2021, referred to in this report as the “Named Executive Officers,” and to discuss why and how the 2021 compensation package for these executives was implemented. Disclosure regarding our Named Executive Officers’ compensation for the 2021 fiscal year is disclosed in the tables below and discussed in this Compensation Discussion and Analysis.
The Named Executive Officers for the fiscal year ending December 31, 2021 are as follows:

David C. Glendon	President and Chief Executive Officer
David C. Long	Chief Financial Officer
Thomas F. Flaherty	Vice President, Refined Products
Brian W. Weego	Vice President, Natural Gas
Steven D. Scammon	Vice President, Chief Risk Officer
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

•Unit holders should receive a minimum acceptable threshold return on investment before payout of incentive compensation.
•Management and owners should share value created above the agreed threshold return.
•Incentive compensation should align the interests of the executive team with those of the unitholders.
The board of directors believes these objectives are best met by providing a mix of competitive base salaries in combination with short- and long-term incentive compensation.
Setting Executive Compensation
Prior to September 14, 2021, we did not have a compensation committee and all compensation decisions were made by the board of directors. Upon the establishment of the compensation committee, the compensation committee makes recommendations to the board of directors with respect to incentive compensation plans and equity-based plans that are subject to approval by the board of directors. When making determinations about each element of compensation for the Named Executive Officers, the compensation committee reviews the goals and objectives relevant to their compensation; and, based on the compensation committee's evaluation, determines, approves and recommends the compensation of the Named Executive Officers.
The compensation committee may also ask Mr. Glendon and certain of our other executives to assess the design of, and make recommendations regarding, compensation and benefit programs and the performance measures and targeted levels of performance. The board of directors is under no obligation to implement the recommendations received from these executives but may take them into consideration when making compensation decisions.
Components of Compensation
For the fiscal year ending December 31, 2021, the compensation for our Named Executive Officers consisted of the following elements:
•Base salary;
•Annual and long-term incentive bonus; and,
•Other benefits, including retirement, health and welfare, and related benefits and, in certain instances, the use of a car or a car allowance.

Base Salary
Each Named Executive Officer’s base salary is a fixed component of compensation and does not vary depending on the level of performance achieved. Base salaries for the Named Executive Officers were historically set at levels deemed appropriate to retain their services. When establishing and evaluating base salary levels the compensation committee generally considers the responsibilities associated with each Named Executive Officer’s position, experience, skill, education, and potential to contribute to our overall success. For example, when the board of directors evaluates Mr. Glendon’s role as President and Chief Executive Officer, the compensation committee considers his current and prior performance. In establishing the base salaries for the rest of our Named Executive Officers, the compensation committee also considers the extent to which the particular individual has the skills to help us solve the challenges we face and the expertise to help us meet our future business goals. Finally, the compensation committee considers the other employment opportunities available to the executive and earning potential associated with those opportunities.
Base salaries for each Named Executive Officer are reviewed annually by the compensation committee as well as at the time of any promotion or significant change in job responsibilities. In connection with each review, individual and company performance over the course of the year are also considered. Mr. Glendon makes recommendations with regard to base salary levels for our Named Executive Officers other than himself, and the compensation committee takes these recommendations into account when reviewing base salary levels.
The following 2021 Base Salary increases for the Named Executive Officers were approved by the board of directors and became effective on April 5, 2021.

Name	2020 Base Salaries	2021 Base Salaries	Percentage Increase
David C. Glendon	$375,000	$382,000	1.9%
David C. Long	$260,024	$267,825	3.0%
Thomas F. Flaherty	$275,014	$280,514	2.0%
Brian W. Weego	$270,000	$275,400	2.0%
Steven D. Scammon	$286,001	$291,721	2.0%

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
Annual and Long-Term Incentive Bonus
While base salaries offer an important retention tool by providing a fixed level of compensation to our Named Executive Officers, we also seek to incentivize and motivate employees to strive for both individual and overall company success by providing a substantial portion of their compensation in the form of a discretionary annual incentive bonus. Further, we feel that our industry has historically relied heavily on performance-based bonuses to compensate executive officers and we want our compensation program to be consistent with industry trends and practices.
The board of directors restructured the short- and long-term incentive compensation for the Named Executive Officers in 2021. Changes for 2021 included:
•75% of annual incentive bonus paid in cash in the first quarter of 2022, based on return on equity (“ROE”);
•25% of annual incentive bonus to be paid in cash or common units as a long-term incentive bonus in the first quarter of each of 2023, 2024, and 2025 if the ROE threshold for each such year is met and approved by the board of directors in its sole discretion;
•increases in target bonus levels for Named Executive Officers; and
•no equity or equity-based awards granted to the Named Executive Officers (other than the portion of the 2020 annual incentive bonus that was settled in common units in the first quarter of 2021).
These changes to our compensation program were made by our board of directors to address retention concerns and to ensure that a minimum acceptable level of return was received by our unitholders prior to the payment of any amounts under our short- or long-term compensation program. The compensation committee determined that the annual and long-term incentive bonuses for 2021 will be paid entirely in cash due to the pending, unsolicited merger offer of January 11, 2022, from Hartree Partners, LP. The target levels for the Named Executive Officers as follows: Messrs. Long, Flaherty and Weego were each set at 100% of their base salary and Mr. Scammon’s target was 90% of base salary. The 2021 target for Mr. Glendon was set at 250% of his base salary in order to reflect the additional responsibilities associated with his position. Target levels were increased for 2021 to address retention concerns and to increase the value of the award since it would be utilized to calculate the total value of both annual and long-term incentive bonuses, thus replacing value that has historically been granted as long-term equity incentive awards.
Our board of directors selected ROE as the performance metric for the 2021 incentive bonus program, as such metric demonstrates the Partnership's ability to deliver on its growth plan. ROE is a non-GAAP measure and, for Named Executive Officer annual incentive compensation purposes, we define ROE as (i) Sprague operating cash flow ("Sprague OCF") divided by (ii) the Partnership's Market Capitalization, as defined below.
Sprague OCF is a non-GAAP measure; and, for Named Executive Officer 2021 incentive compensation purposes, Sprague OCF defined as net income (loss) before income taxes (i) plus compensation, depreciation and amortization expense (ii) less capital expenditures and (iii) adjusted for (a) the change in unrealized hedging gains (losses) with respect to refined products and natural gas inventory and natural gas transportation contracts, (b) changes in the fair value of contingent consideration, (c) the impact of acquisition related expenses, and (d) extraordinary gains.
Market Capitalization is also a non-GAAP measure; and, for Named Executive Officer 2021 annual incentive compensation purposes, it is calculated as the sum of: (i) the average value of outstanding limited partnership units over the 20 trading days prior to and including December 31, 2020; and, (ii) the value of the incentive distribution rights.
The board of directors proposed a minimum threshold ROE of 5%, or $25.7 million, of Sprague OCF for the 2021 annual incentive bonus pool that must be met before the pool would begin to fund. If the Sprague OCF threshold of $25.7 is met, 22.5% of the Sprague OCF in excess of the threshold amount (the "sharing amount") would be allocated to the bonus pool on a straight line sharing basis. For 2021, the Sprague OCF for annual incentive compensation purposes was $73.6 million. As a result, the Sprague OCF threshold level for the annual incentive bonus program was met.
The board of directors retains the authority to amend or terminate the incentive bonus program, including increasing, decreasing or cancelling bonuses at any time prior to payment of the short or long-term incentive bonus amounts.
The annual incentive bonus received by each Named Executive Officer for 2021 was initially calculated based on the percentage funding level for the total bonus pool. Mr. Glendon then recommended an annual incentive bonus that may be higher or lower based on each Named Executive Officer’s personal performance as well as the performance of their respective business for that year. Mr. Glendon submitted his recommendations to the compensation committee who then reviewed and discussed the recommendations. After weighing all of this information, the compensation committee established the final annual incentive bonus amounts for each Named Executive Officer.
The following table presents the target bonus levels and the actual payout percentage received by each Named Executive Officer:

Name	Target Bonus	Percentage of Target Achieved	Actual Percentage of Target Paid After Applying Committee Discretion (1)	2021 Bonus Paid in 2022 (3)	2021 Bonus To Be Paid Ratably in 2023, 2024 and 2025(4)
David C. Glendon	$955,000	105%	105%	$750,000	$250,000
David C. Long	$267,825	105%	108% (2)	$217,500	$72,500
Thomas F. Flaherty	$280,514	105%	107% (2)	$225,000	$75,000
Brian W. Weego	$275,400	105%	111% (2)	$228,750	$76,250
Steven D. Scammon	$262,549	105%	105%	$206,250	$68,750

(1)Rounded to the nearest whole percentage.
(2)The difference between the Percentage of Target Achieved and the Actual Percentage of Target Paid After Applying Committee Discretion was due to the Named Executive Officer's strong performance during the year.
(3)Represents 75% of the 2021 incentive bonus. To the extent that this figure is greater than 105% of target bonus as the result of discretion applied by the compensation committee and the board of directors, the excess paid over and above 105% of target is reported in the Bonus column of the Summary Compensation Table. Otherwise, these amounts are reported in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.
(4)Represents 25% of the 2021 incentive bonus.
Accordingly, 75% of the Named Executive Officer's annual incentive bonus for 2021 was paid in cash in the first quarter of 2022 and the remaining 25% will vest ratably over a three year period and be paid out in common units or cash, or a combination of both, in the discretion of the compensation committee, if the conditions described above are met and approved by the board in its sole discretion. The portion of the 2021 annual incentive bonus that was paid in the first quarter of 2022 is included in the Summary Compensation Table in the column titled "Non-Equity Incentive Compensation"; and, to the extent the actual payout percentage was in excess of the 105% bonus target, the excess amount paid is listed in the "Bonus" column.
Equity Incentive Compensation
In October 2013, our General Partner adopted the LTIP, which provides us with the flexibility to grant a wide variety of cash and equity or equity-based awards. A portion of the annual incentive bonus paid to the Named Executive Officers for performance during 2020 was paid in fully vested common units in the first quarter of 2021. The issuance of such common units represented the only equity or equity-based awards that were granted to any Named Executive Officer during 2021 and was reported in our 10-K filed for the fiscal year ended December 31, 2020.
After a thorough review and analysis in early 2021, the board of directors determined that the outstanding phantom unit awards held by the Named Executive Officers was not meeting the needs and expectations of the board of directors. As a result, in March of 2021, the board of directors terminated all phantom unit awards granted to the Named Executive Officers in 2018, 2019 and 2020. Instead of granting long-term equity incentive compensation in 2021, the board of directors provided the potential for equity compensation as described above.
Severance and Change in Control Benefits
The Named Executive Officers did not have agreements with us that contained severance provisions or change of control payment provisions during the 2021 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they enter into a release. The severance historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above consists of the following: (i) 12 months of continued base salary payments, (ii) six months of outplacement support, and (iii) health and dental insurance for 12 months at the same cost to the individual as they paid during their employment with us.
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
Other Benefits
Health and Welfare Benefits
Eligible full-time employees, including our Named Executive Officers, may participate in the same health and welfare benefits. These benefits include group health, vision, and dental insurance coverage; participation in our retirement plan; short and long term disability insurance and life insurance coverage; participation in our flexible spending plan; and tuition assistance. The health and dental plans require employee contributions toward the cost of premiums. We provide short and long term disability as well as basic life insurance at no cost to our employees. Employees may also elect additional life insurance coverage at their own expense.
Retirement Benefits
Retiree Health and Life Insurance
During 2021, we provided eligible employees hired prior to January 1, 1991 who were scheduled to work at least 30 hours per week and met certain age and service requirements with the opportunity to participate in our retiree health plan. The obligation for premiums under the retiree health plan is shared by both us and the participants; and, our contributions to such premiums are capped. The retiree health plan does not provide dental benefits. Because Mr. Flaherty is the only Named Executive Officer that was employed by our Predecessor prior to January 1, 1991, he is the only Named Executive Officer eligible to participate in our retiree health plan. We also provide eligible employees with the opportunity to receive post-retirement life insurance on a non-discriminatory basis so long as certain age and service requirements are met. We have historically provided all eligible employees with a retirement program that consisted of multiple sources of contributions.
    Sprague Retirement Plan
Eligible employees who are regularly scheduled to at least 1,000 hours per year, including the Named Executive Officers, are eligible to make salary deferrals (either pre-tax or Roth) and after-tax contributions to our retirement plan, and we have historically made certain matching contributions. Employees can contribute between 1% and 70% of their eligible compensation (i.e., base pay, annual bonus, overtime pay, and commissions) as salary deferrals; however, combined pre-tax and Roth contributions cannot exceed 70% of eligible compensation. The amounts that can be contributed are also subject to the annual limitations imposed by federal tax law. The company will match 60% of the first 6% of eligible compensation that an employee contributes as a salary deferral. The company also provides employer contributions to certain eligible employees. For 2021, the company provided an amount equal to 5% of all eligible compensation for eligible employees, including the Named Executive Officers. The company also provided an additional 3%-8% of eligible compensation for eligible employees with certain levels of service who participated in a defined benefit plan sponsored by our former affiliate at the time it was frozen and were close to retirement age. Mr. Flaherty is the only NEO who received this additional contribution in 2021, and he received a 5% contribution. This additional contribution is intended to help those employees with a shorter earnings horizon, as they had less time to adjust their financial retirement planning following our affiliate’s decision to freeze the defined benefit plan. Participating employees are immediately 100% vested in all contributions including employee and company contributions as well as any earnings of the plan.
Automobiles and Auto Allowances
We provide cars to employees based on their job requirements, such as the amount of travel that is necessary in order for such employee to properly perform his or her job duties. Employees who are eligible to receive a car benefit may elect whether to receive the use of a company car or a cash auto allowance. In 2021, Mr. Flaherty was the only Named Executive Officer eligible to receive this benefit.

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
•Our compensation mix consists of fixed components like salary and benefits, as well as annual incentives that reward overall company and individual performance.
•Our annual incentive bonus program combines short-term and long-term performance goals which we believe appropriately focuses our Named Executive Officers on both our short- and long-term performance.
•The board of directors of our General Partner has retained an appropriate level of discretion to modify, eliminate, or withhold amounts under the annual and long-term incentive bonus compensation program.
Although a significant portion of the compensation provided to our Named Executive Officers is performance-based, we believe our compensation program does not encourage excessive and unnecessary risk taking by the executive officers (or other employees) as the program are designed to encourage employees to remain focused on both our short- and long-term operational and financial goals. We set performance goals that we believe are challenging but reasonable in light of our past performance and market conditions. At the end of each year, we review the performance of every employee as part of an annual performance review that involves several levels of management oversight. The results of those performance reviews, in addition to our short- and long-term performance, become a major factor in determining what incentives each employee will receive.
A portion of the performance-based, variable compensation we provide to our Named Executive Officers is comprised of amounts that are subject to non-payment or vesting if the organization does not achieve a threshold level of Sprague OCF and approval by the board of directors. As such, we believe that executives are less likely to take unreasonable risks. Once threshold levels of performance are achieved, our performance-based incentives provide payouts of compensation at levels below full performance target achievement, in lieu of an “all or nothing” approach.
Additionally, we have a Chief Risk Officer who serves as chair of the Risk Management Committee, comprised of several members of management. The Risk Management Committee is responsible for reviewing policies and procedures which could encourage risk taking. In addition to our internal reporting structure, the Chief Risk Officer has a direct reporting relationship to the board of directors and has the authority to review all aspects of our business and to develop and maintain policies and procedures that discourage employees from taking unnecessary or inappropriate risks.

Summary Compensation Table
The table below summarizes the total compensation earned by or paid to our Named Executive Officers during the last three fiscal years.

Name and Title	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value Non-Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
David C. Glendon	2021	380,481	—	—	1,070,010	—	24,940	1,475,431
President and Chief Executive Officer	2020	381,177	45,000	727,177	—	N/A	24,510	1,177,864
	2019	371,307	—	502,400	—	N/A	24,080	897,787
David C. Long	2021	265,725	6,588	—	291,053	—	23,866	587,232
Chief Financial Officer	2020	263,575	40,000	337,377	—	13,836	22,668	677,456
	2019	255,000	—	171,520	—	16,857	21,898	465,275
Thomas F. Flaherty	2021	279,034	4,095	—	316,425	—	51,440	650,994
Vice President, Refined Products	2020	279,635	40,000	228,759	—	51,066	50,031	649,491
	2019	272,696	—	145,920	—	97,304	48,781	564,701
Brian W. Weego	2021	273,946	11,873	—	312,398	—	23,299	621,516
Vice President, Natural Gas	2020	270,000	30,000	228,759	—	20,175	23,560	572,494
	2019	265,721	—	145,920	—	25,978	22,851	460,470
Steven D. Scammon	2021	290,181	—	—	287,701	—	24,940	602,822
Vice President, Chief Risk Officer	2020	291,050	40,000	220,544	—	20,024	24,510	596,128
	2019	284,437	—	134,560	—	26,476	23,791	469,264

(1)Amounts in this column reflect all compensation earned by the Named Executive Officers during the fiscal year as base salary.
(2)Amounts in this column reflect the discretionary cash bonus paid for the year specified. More specifically, for 2021, the amounts reported represent the portion of the 2021 annual cash incentive bonus that was paid over and above the 105% of target (the actual performance level).
(3)Amounts in this column reflect the grant date fair value for the common units granted to our Named Executive Officers in the year noted as well as the portion of the annual bonus earned for that year that was paid in common units in the first quarter of the subsequent year.
(4)These are the amounts paid under the annual incentive bonus program for performance in 2021. These amounts are comprised of the following:

Name	Portion of 2021 Incentive Bonus Paid in Q1 2022 ($)	Portion of the 2020 Incentive Bonus Paid in Q1 2022 Based on 2021 Performance ($)	Non-Equity Incentive Plan Total ($)
David C. Glendon	750,000	320,010	1,070,010
David C. Long	210,912	80,141	291,053
Thomas F. Flaherty	220,905	95,520	316,425
Brian W. Weego	216,878	95,520	312,398
Steven D. Scammon	206,250	81,451	287,701
(5)Amounts in this column represent the actuarial increase, if any, in the present value of benefits under pension plans sponsored by our former affiliate in 2019 and 2020. Mr. Glendon did not participate in these plans. Negative values are not reported in this column and are instead indicated by use of a dash.
(6)The amounts set forth in this column for 2021 represent: (i) Retirement Plan matching contributions; (ii) Retirement Plan employer contributions; (iii) Named Executive Officer car allowance for Mr. Flaherty; and, (iv) other incidental payments. Although we typically make a contribution to the Retirement Plan equal to 5% of each Named Executive Officer’s base pay, we make a supplemental contribution of an additional 5% for Mr. Flaherty as a result of his age and years of service at the time our former affiliate froze its defined benefit plan, and, as such, the amount of his employer contribution is double that of the other Named Executive Officers. For a quantification of these benefits, please see the table below. For more information regarding these benefits, please see the Other Benefits section of our Compensation Discussion and Analysis above.

Recipient	401(k) Plan Matching Contribution ($)	Defined Contribution Plan ($)	Car Allowance ($)	All Other Compensation Total ($)
David C. Glendon	10,440	14,500	—	24,940
David C. Long	9,366	14,500	—	23,866
Thomas F. Flaherty	10,440	29,000	12,000	51,440
Brian W. Weego	8,799	14,500	—	23,299
Steven D. Scammon	10,440	14,500	—	24,940

Grants of Plan-Based Awards
The Grants of Plan-Based Awards Table sets forth information regarding the annual and long-term incentive bonus granted for performance in 2021.

Name	Estimated future payouts under non-equity incentive plan awards
	Threshold ($)	Target ($)(1)	Maximum ($)
David C. Glendon		955,000
David C. Long		267,825
Thomas F. Flaherty		280,514
Brian W. Weego		275,400
Steven D. Scammon		262,549

(1) Reflects the target bonus amount for each Named Executive Officer under our annual and long-term incentive compensation program for 2021. Because the award provides for only a single estimated payout, that amount is reported as the target and no threshold or maximum amounts are reported. For additional information regarding our annual and long-term incentive compensation program for 2021 please see the section of our Compensation Discussion and Analysis entitled “Annual and Long-Term Incentive Bonus”, above.
Outstanding Equity Awards at Fiscal Year-End and Option Exercises and Stock Vested
No time-based or performance-based phantom units held by our Named Executive Officers vested during 2021. We have not granted any stock options or stock appreciation rights under our LTIP or otherwise. The fully vested common units granted in the first quarter of 2021 in payment of the 2020 annual cash incentive bonus were reported in our 10-K filed for the fiscal year ended December 31, 2020.
Potential Payments Upon Termination or a Change in Control
The Named Executive Officers did not have agreements with us that contained severance provisions or change in control payment provisions during the 2021 fiscal year. However, we have a general practice of paying severance to certain of our employees in the event they are terminated by us without cause and they execute a release. A termination without “cause” has historically been determined on a case-by-case basis rather than by applying any one definition or a specific set of events to each employee. The severance payments historically provided to executives, such as the Named Executive Officers, serving at the Vice President level and above, consist of the following: (i) 12 months of continued base salary severance, (ii) 6 months of outplacement support; and, (iii) health and dental insurance for 12 months provided at the same cost as such individual paid during his or her employment with us.
The table below quantifies the payments that would be due to each of our Named Executive Officers if the events described below had occurred on December 31, 2021. These amounts are estimates calculated based on the assumptions included in the footnotes below. The actual value received by our Named Executive Officers upon the occurrence of one of these events may vary from the amounts reported below.

Name	Cash Severance ($)(1)	Outplacement Support ($)(2)	Health and Dental ($)(3)	Annual and Long-Term Incentive Bonus ($)(4)	Total Potential Termination Benefits ($)
David C. Glendon
Termination Without Cause	382,000	6,000	25,952	—	413,952
Retirement, Death, Disability	—	—	—	—	—
David C. Long
Termination Without Cause	267,825	6,000	27,337	—	301,162
Retirement, Death, Disability	—	—	—	—	—
Thomas F. Flaherty
Termination Without Cause	280,514	6,000	19,508	—	306,022
Retirement, Death, Disability	—	—	—	—	—
Brian W. Weego
Termination Without Cause	275,400	6,000	19,508	—	300,908
Retirement, Death, Disability	—	—	—	—	—
Steven D. Scammon
Termination Without Cause	291,721	6,000	25,952	—	323,673
Retirement, Death, Disability	—	—	—	—	—

(1)    Amounts in this column reflect 12 months' worth of continued base salary severance based on each Named Executive Officer's base salary in effect as of December 31, 2021.
(2)    Amounts in this column reflect the estimated cost to us of providing outplacement services to the Named Executive Officers over a six-month period. The actual cost of such services could vary based on the individual needs of each Named Executive Officer and the outside provider of such services.
(3)    Amounts in this column reflect the value of continued health and dental benefits for a 12-month period based on the value of the benefits received by each individual as of December 31, 2021.
(4)    Amounts in this column assume threshold performance is achieved.

CEO Pay Ratio - 18.5:1
Pursuant to Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation for fiscal year 2021 of Mr. Glendon, our Chief Executive Officer (“CEO”), to that of our Median Employee (as defined below).
For fiscal year 2020, our CEO’s annual total compensation, as reported in the Summary Compensation Table, was $1,475,431, and our Median Employee’s annual total compensation was $79,726. The ratio of our CEO’s total annual compensation to that of our Median Employee for fiscal year 2021 is 18.5 to 1.
 Determining our Median Employee
In determining our Median Employee (as defined below), we selected October 31, 2021 as the date on which to identify our total employee population, which includes all employees in the U.S. and Canada. Employees on leave of absence were also included. In identifying our Median Employee, we used the compensation of all of our employees for the twelve-month period of January 1, 2021, through December 31, 2021, which included the following items:
i.Actual wages and salaries based on all payroll payments, excluding group term life; and
ii.Actual, or if not available target, annual incentive bonus amounts for each employee.
For permanent employees who were not employed for the full twelve-month period, their wages, salaries and target annual incentive bonuses were adjusted to reflect an estimate of such base rates of pay for the full twelve-month period. Wages and salaries were not adjusted for seasonal, part-time or temporary employees. In addition, we applied a Canadian to U.S. dollar exchange rate of 1.2639 USD per 1.00 CAD at December 31, 2021 to the compensation elements paid in Canadian currency.
After calculating each employee’s compensation using this consistently applied methodology, we then ranked all of our 747 employees, excluding the CEO, based on compensation from lowest to highest. We calculated the annual total compensation of the employee ranked 374 in the same manner as the "Total Compensation" shown for our CEO in the Summary Compensation Table above to determine compensation for the median employee ("Median Employee").

2021 DIRECTOR COMPENSATION
We use a combination of cash and equity compensation to attract and retain qualified candidates to serve as directors of our General Partner. In setting director compensation, we consider the time commitment directors must make in performing their duties, the level of skills required by directors and the market competitiveness of director compensation levels.
Each non-employee director receives an annual retainer of $60,000, paid in quarterly installments. Each non-employee director also receives an annual equity award, granted within five business days of October 15 of each year, equal to the number of fully vested common units having a grant date fair value of approximately $60,000. Further, each non-employee director serving as a chairman or a member of a committee of the board receives an annual supplemental retainer of $10,000 or $5,000, respectively, paid in quarterly installments. If directors serve on more than one committee, they receive a supplemental retainer for each committee upon which they serve. All directors receive reimbursement for out-of-pocket expenses associated with attending meetings of the board or committees of the board of directors. Each director is covered by liability insurance and will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.
The table below summarizes the compensation earned by members of the board for the fiscal year ended December 31, 2021.

Name (1)	Fees Earned or Paid in Cash ($)(2)	Unit Awards ($)(3)(4)	All Other Compensation ($)	Total ($)
C. Gregory Harper	77,500	60,000		137,500
Beth A. Bowman	77,500	60,000		137,500
John A. Shapiro (5)	57,500	60,000		117,500
Gary A. Rinaldi (6)	15,000	—		15,000
Ben J. Hennelly (7)	17,500	—	456,077	473,577

(1)Mr. Milligan and Ms. Sarsfield, as officers of Axel Johnson, and Messrs. Hendel, Semlitz, Merison, Levy, Lemme, and Voelker as officers of Hartree, and Mr. Glendon are not included in this table because they receive no compensation for their services as directors. The compensation received by Mr. Glendon as a Named Executive Officer is shown in the Summary Compensation Table.
(2)The amounts in this column reflect the aggregate dollar amount of fees earned or paid in cash for fiscal year 2021, including annual retainer fees and chairmanship or membership fees. Ms. Bowman served on the Conflicts Committee (Chair) and the Audit Committee and , beginning in September 2021, the Compensation Committee. Mr. Harper served on the Audit Committee (Chair) and the Conflicts Committee and, beginning in September 2021, the Compensation Committee. Mr. Shapiro joined the board of directors on June 23, 2021 and served on the Audit Committee and Conflicts Committee; and, beginning in September 2021, served on the Compensation Committee (Chair).
(3)Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Messrs. Harper and Shapiro and Ms. Bowman all received a fully vested grant of 2,764 common units valued at approximately $60,000 in October 2021. Please see Note 20 - Equity and Equity-Based Compensation in the Notes to our Consolidated Financial Statements for assumptions used in valuing our common units.
(4)On December 31, 2021, none of our directors held outstanding, unvested equity awards.
(5)Mr. Shapiro was appointed to the board of directors as of June 23, 2021 and received three out of the four quarterly retainer payments and an October 2021 stock award of 2,764 units. Mr. Shapiro also earned the supplemental retainer for his role as Chair of the Compensation Committee.
(6)Mr. Rinaldi ceased serving as a member of our board of directors on May 28, 2021, in connection with closing of the Transaction between Sprague Holdings (a subsidiary of Axel Johnson) and Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree Partners LP) and, as a result, only received compensation for services rendered as a member of the board through such date.
(7)April 19, 2021, Mr. Hennelly, then a member of our board of directors, entered into an offer letter (the “Offer Letter”) under which Mr. Hennelly would serve as Chief Information Officer (“CIO”) for the General Partner effective as of July 1, 2021. Mr. Hennelly ceased serving as a member of our board of directors on May 28, 2021 in connection with closing of the Transaction between Sprague Holdings (a subsidiary of Axel Johnson) and Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree Partners LP) and, as a result, only received compensation for services rendered as a member of the board through such date. Pursuant to the Offer Letter for the CIO position, the General Partner has agreed to pay Mr. Hennelly $265,000 annually with a discretionary, annual incentive compensation opportunity equal to 100% of base salary, of which 25% would be deferred and, subject to threshold attainment and board approval, and in the board's sole discretion, paid out ratably over three successive years. Mr. Hennelly's total compensation includes compensation from his board service, consulting fees, wages and benefits and incentive bonus compensation. Amounts paid to Mr. Hennelly in his capacity as a consultant to our General Partner and as CIO in 2021 are reflected in the All Other Compensation column.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth the beneficial ownership of common units of Sprague Resources LP that are issued and outstanding as of March 3, 2022 and held by:

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

Name of Beneficial Owner	Common Units Beneficially Owned		Percentage of Common Units Beneficially Owned
Sprague HP Holdings, LLC (1)(2)	19,548,849		74.5%
Hartree Partners, LP (1)(2)	19,548,849		74.5%
Hartree Partners GP, LLC (1)(2)	19,548,849		74.5%

Stephen M. Hendel	—		*
Stephen M. Semlitz	—		*
Jonathan Guy Merison	—		*
Scott A. Levy	45,135		*
Jason T. Lemme	—		*
C. Gregory Harper	26,615		*
Beth A. Bowman	17,718		*
John A. Shapiro	2,764		*
David C. Glendon	123,459		*
David C. Long	30,050		*
Thomas E. Flaherty	41,991		*
Brian W. Weego	—		*
Steven D. Scammon	38,908		*

All executive officers and directors of our General Partner as a group (18 persons)	413,153	(3)	1.6%

*	Represents less than 1%.
(1)The address for this entity is 1185 Avenue of the Americas, New York, NY 10036.
(2)Common units shown as beneficially owned by Hartree Partners and LP, Hartree Partners GP, LLC reflect common units owned of record by Sprague HP Holdings, LLC. Hartree Partners, LP is the sole member of Sprague HP Holdings, LLC and, as such, Hartree Partners, LP may be deemed to share beneficial ownership of the units beneficially owned by Sprague HP Holdings, LLC, but disclaims such beneficial ownership. Hartree Partners GP, LLC is the general partner of Hartree Partners, LP and, as such, Hartree Partners GP, LLC may be deemed to share beneficial ownership of the units beneficially owned by Sprague HP Holdings, LLC, but disclaims such beneficial ownership. Beneficial ownership reported is based solely on Form 13D filed on January 11, 2022.
(3)The address of each of the executive officers and directors is 185 International Drive, Portsmouth, NH 03801.

Securities Authorized for Issuance Under Equity Compensation Plans
The following information is reported as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)(1)	(b)(2)	(c)
Equity compensation plans approved by security holders	—	—	975,605
Equity compensation plans not approved by security holders	—	—	—

(1)Awards in this column represent the total number of all performance-based phantom units granted under our LTIP and outstanding as of December 31, 2021. We have not granted any stock option awards.
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

Operational Stage
Distributions of Cash to Sprague Holdings and its Affiliates
We will generally make cash distributions to common unitholders, including Sprague Holdings as the holder of an aggregate of 19,548,849 common units. Our General Partner will not receive distributions on its non-economic general partner interest. If distributions exceed the minimum quarterly distribution and other higher target levels, the holders of our incentive distribution rights (currently Sprague Holdings) will be entitled to increasing percentages of the distributions, up to 50.0% of the distributions above the highest target level. During the year ended December 31, 2021, Sprague Holdings received $2.1 million related to its incentive distribution rights and received distributions of approximately $30.0 million on its common units.
On February 11, 2021, Sprague Holdings provided notice to the Partnership that Sprague Holdings had made an IDR Reset Election (the “IDR Reset Election”), as defined in our partnership agreement. Pursuant to the IDR Reset Election, the Partnership issued 3,107,248 common units to Sprague Holdings, the minimum quarterly distribution amount was increased from $0.4125 per common unit per quarter to $0.6675 per common unit per quarter and the levels at which the incentive distribution rights participate in distributions will be reset at higher amounts based on current common unit distribution rates and a formula in our partnership agreement. The IDR Reset Election was consummated and the common units were issued on March 5, 2021.
On October 25, 2021, the Partnership announced a distribution cut from $0.6675 per unit to $0.4338 per unit, which is less than the minimum quarterly distribution of $0.6675 per unit. The board of directors of our General Partner determines the amount of our quarterly distributions and may change our distribution policy at any time.
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
Pursuant to the terms of the services agreement, our General Partner agreed to provide certain general and administrative services and operational services to us, and we agreed to reimburse our General Partner and its affiliates for all costs and expenses incurred in connection with providing such services to us, including salary, bonus, incentive compensation, insurance premiums and other amounts allocable to the employees and directors of our General Partner or its affiliates that perform services on our behalf. Neither the partnership agreement nor the services agreement limits the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The aggregate amount of reimbursements and fees paid by us to our General Partner was $97.2 million for the year ended December 31, 2021.
During the year ended December 31, 2021, the Partnership recorded tank use and storage fee revenue of $0.7 million from lease agreements entered into with Hartree which expired in 2021 and were not renewed. In addition the Partnership made oil and natural gas product purchases from Hartree totaling $147.9 million and generated sales of natural gas products to Hartree of $3.3 million.

During the year ended December 31, 2020, the Partnership recorded tank use and storage fee revenue of $1.4 million from lease agreements entered into with Hartree. In connection with these agreements, the Partnership made net inventory purchases from Hartree Partners LP totaling $71.2 million.
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
Omnibus Agreement
On May 28, 2021, pursuant to the terms of the purchase agreement, dated April 20, 2021, among Sprague Resources Holdings LLC, a wholly owned subsidiary of Axel Johnson Inc., Sprague HP Holdings, LLC and Hartree Partners, LP, Sprague Resources Holdings LLC and Axel Johnson Inc. provided notice to the General Partner and the Partnership of the termination, pursuant to its terms, of the Omnibus Agreement, dated October 30, 2013 among Axel Johnson Inc., Sprague Resources Holdings LLC, the General Partner and the Partnership.
There were no transactions under the Omnibus Agreement during fiscal year 2021.
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
The services agreement does not limit the amount that may be reimbursed or paid by us to our General Partner or its affiliates. The amount of reimbursements and fees paid by us to our General Partner was $97.2 million for the year ended December 31, 2021.
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

Terminal Operating Agreement
In October 2013, we entered into an exclusive terminal operating agreement with Sprague Massachusetts Properties LLC, which is a wholly owned subsidiary of Axel Johnson, or one of its wholly owned subsidiaries, with respect to the terminal in New Bedford, Massachusetts. Pursuant to the terminal operating agreement, we were granted the exclusive use and operation of, and will retain title to all of the refined products stored at, the New Bedford terminal in exchange for a monthly fee of $15,200, subject to adjustment for changes in the Consumer Price Index for the Northeast region. This agreement is not the result of arm’s-length negotiations and may not have been effected on terms at least as favorable to the parties to this agreement as could have been obtained from unaffiliated third parties. The initial term of the terminal operating agreement was for five years, beginning on October 30, 2013 and the agreement has been subsequently extended through October 30, 2023. Additionally, the terminal operating agreement will terminate upon 60 days’ written notice from Axel Johnson or Sprague Massachusetts Properties LLC in the event that Axel Johnson or Sprague Massachusetts Properties LLC determines that termination is necessary to facilitate the sale or development of the New Bedford terminal.
Director Independence
The information required by Item 407(a) of Regulation S-K is included in Part III, Item 10 - "Directors, Executive Officers and Corporate Governance” above.

Item 14. Principal Accountant Fees and Services
The Audit Committee has selected Ernst & Young LLP to serve as the Partnership’s independent auditor for the fiscal year ending December 31, 2021. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of the Partnership and our unitholders.
Audit Fees
The following is a summary of the fees billed to us by Ernst & Young LLP for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees (1)	$1,799,200	$1,765,000
Tax Fees (2)	254,962	248,958
Total	$2,054,162	$2,013,958

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
All fees paid or expected to be paid to Ernst & Young LLP for fiscal 2021 and 2020 were pre-approved by the audit committee in accordance with this policy.

Part IV
Item 15. Exhibits and Financial Statement Schedules

(a)Financial Statements, Financial Statement Schedules and Exhibits—The following documents are filed as part of this Annual Report on Form 10-K for the year ended December 31, 2021.

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

3.9
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

10.1
Second Amended and Restated Credit Agreement, dated May 19, 2020, among Sprague Operating Resources LLC, as U.S. borrower, Kildair Service ULC, as Canadian borrower, the several lenders parties thereto, MUFG Bank Ltd., as administrative agent, the co-syndication agents, the co-collateral agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report Form 8-K filed May 21, 2020 (File No. 001-36137)).

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

10.11†	Amended and Restated Director Compensation Summary (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36137)).

10.12†	Form of Phantom Unit Agreement (Performance Based Vesting) (incorporated by reference to Exhibit 10.13 of Sprague Resources LP's Annual Report on Form 10-K filed March 10, 2016 (File No. 001-36137)).

10.13†	Offer Letter with Ben Hennelly, dated April 19, 2021 (incorporated by reference to Exhibit 10.1 of Sprague Resources LP’s Current Report on Form 8-K filed April 21, 2021 (File No. 001-36137)).

10.14
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

10.15	Indemnification Agreement, dated September 1, 2021.
21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

†	Compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
***	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules to the Asset Purchase Agreements have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules and its materiality and privacy or confidentiality analyses.

Item 16. Form 10-K Summary.
None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Sprague Resources LP

By:	Sprague Resources GP LLC, its General Partner

By:	/s/ David C. Glendon
David C. Glendon
President, Chief Executive Officer
(On behalf of the registrant, and in his capacity as principal executive officer)

Date:	March 3, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen M. Hendel		March 3, 2022
Stephen M. Hendel	Chairman of the Board of Directors

/s/ David C. Glendon		March 3, 2022
David C. Glendon	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ David C. Long		March 3, 2022
David C. Long	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Beth A. Bowman		March 3, 2022
Beth A. Bowman	Director

/s/ C. Gregory Harper		March 3, 2022
C. Gregory Harper	Director

/s/ Jason Lemme		March 3, 2022
Jason Lemme	Director

/s/ Scott Levy		March 3, 2022
Scott Levy	Director

/s/ Jonathan Guy Merrison		March 3, 2022
Jonathan Guy Merrison	Director

Signature	Title	Date

/s/ Stephen M. Semlitz		March 3, 2022
Stephen M. Semlitz	Director

/s/ John A. Shapiro		March 3, 2022
John A. Shapiro	Director

1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Sprague Resources LP (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, unitholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2022 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment - Sprague Refined Products Reporting Unit

Description of the Matter
At December 31, 2021, the Partnership’s goodwill balance was $115 million. As described in Note 1 to the consolidated financial statements, the Partnership tests goodwill for impairment at the reporting unit level on an as needed basis or at least annually, using either a qualitative assessment or a single step quantitative approach. In instances where a quantitative impairment test of goodwill allocated to a reporting unit is performed, the Partnership estimates the fair value of the reporting unit based on future net discounted cash flows.

Auditing management's annual quantitative goodwill impairment test was complex and highly judgmental for a certain reporting unit due to the significant estimation required to determine its fair value. In particular, the fair value of the reporting unit is sensitive to significant assumptions, such as forecasted operating results, discount rate and growth rates, which contemplate future business, market and overall economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Partnership’s processes to assess goodwill for impairment, including the controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the reporting unit, we performed audit procedures, with the support of our valuation specialists, that included, among others, assessing the valuation methodology selected by management and testing the significant assumptions discussed above and testing the completeness and accuracy of underlying data used by management in its analysis. We compared the growth rates, forecasted operating results, and other cash flow assumptions used by management to current industry and economic trends, the reporting unit’s historical results, and results and projections of relevant peer companies in the industry. We evaluated the selection of the discount rate by developing a range of independent estimates and comparing those to the rate selected by management. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2007.

Boston, Massachusetts

March 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sprague Resources GP and Unitholders of Sprague Resources LP
Opinion on Internal Control over Financial Reporting
We have audited Sprague Resources LP’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Sprague Resources LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, unitholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 3, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
March 3, 2022

Sprague Resources LP
Consolidated Balance Sheets
(in thousands except unit amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$669	$3,771
Accounts receivable, net	280,407	193,015
Inventories	439,820	255,533
Fair value of derivative assets	141,018	145,957
Other current assets	22,066	67,406
Total current assets	883,980	665,682
Fair value of derivative assets long-term	33,111	20,021
Property, plant, and equipment, net	323,630	335,296
Intangibles, net	34,007	41,142
Other assets, net	28,490	22,252
Goodwill	115,037	115,037
Total assets	$1,418,255	$1,199,430
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$193,843	$97,280
Accrued liabilities	76,667	46,645
Fair value of derivative liabilities	195,508	154,105
Due to General Partner	11,077	10,915
Current portion of working capital facilities	497,578	358,685
Current portion of other obligations	8,594	6,968
Total current liabilities	983,267	674,598
Commitments and contingencies
Acquisition facility	377,400	382,400
Fair value of derivative liabilities long-term	64,415	20,240
Other obligations, less current portion	31,664	39,309
Operating lease liabilities, less current portion	11,067	5,653
Due to General Partner	2,291	2,751
Deferred income taxes	13,733	15,784
Total liabilities	1,483,837	1,140,735
Unitholders’ equity:
Common unitholders - public (6,685,698 and 9,995,069 units issued and outstanding as of December 31, 2021 and 2020, respectively)	62,090	154,238
Common unitholders - affiliated (19,548,849 and 12,951,236 units issued and outstanding as of December 31, 2021 and 2020, respectively)	(111,175)	(69,561)
Accumulated other comprehensive loss, net of tax	(16,497)	(25,982)
Total unitholders’ equity	(65,582)	58,695
Total liabilities and unitholders’ equity	$1,418,255	$1,199,430

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Operations
(in thousands, except unit and per unit amounts)

	Years Ended December 31,
	2021	2020	2019
Net sales	$3,498,160	$2,335,983	$3,502,410
Cost of products sold (exclusive of depreciation and amortization)	3,343,302	2,071,805	3,228,003
Operating expenses	80,673	77,070	84,924
Selling, general and administrative	82,700	81,514	78,135
Depreciation and amortization	33,335	34,066	34,015
Total operating costs and expenses	3,540,010	2,264,455	3,425,077
Other operating income	9,700	8,094	—
Operating (loss) income	(32,150)	79,622	77,333
Other income (expense)	—	1,948	(378)
Interest income	171	299	555
Interest expense	(34,109)	(40,669)	(42,944)
(Loss) income before income taxes	(66,088)	41,200	34,566
Income tax provision	(2,828)	(7,389)	(3,310)
Net (loss) income	(68,916)	33,811	31,256
Incentive distributions declared	—	(8,292)	(6,163)
Limited partners’ interest in net (loss) income	$(68,916)	$25,519	$25,093

Net (loss) income per limited partner unit:
Common—basic	$(2.69)	$1.11	$1.10
Common—diluted	$(2.69)	$1.11	$1.10
Weighted average units used to compute net (loss) income per limited partner unit:
Common—basic	25,652,890	22,901,140	22,736,916
Common—diluted	25,652,890	22,905,113	22,770,883

Distribution declared per unit	$2.20	$2.67	$2.67

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net (loss) income	$(68,916)	$33,811	$31,256
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on interest rate swaps
Net income (loss) arising in the period	3,729	(11,562)	(8,302)
Reclassification adjustment related to loss (gains) realized in income	5,838	5,217	(90)
Net change in unrealized loss on interest rate swaps	9,567	(6,345)	(8,392)
Tax effect	(76)	49	65
	9,491	(6,296)	(8,327)
Foreign currency translation adjustment	(6)	2	161
Other comprehensive income (loss)	9,485	(6,294)	(8,166)
Comprehensive (loss) income	$(59,431)	$27,517	$23,090

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Affiliated	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total
Balance as of December 31, 2018	$196,680	$(48,182)	$—	$(11,522)	$136,976
Net income	11,732	13,359	6,165	—	31,256
Other comprehensive loss	—	—	—	(8,166)	(8,166)
Unit-based compensation	275	315	—	—	590
Distributions paid in cash	(28,385)	(32,324)	(6,165)	—	(66,874)
Balance as of December 31, 2019	180,302	(66,832)	—	(19,688)	93,782
Net income	11,456	14,084	8,271	—	33,811
Other comprehensive loss	—	—	—	(6,294)	(6,294)
Unit-based compensation	1,871	2,299	—	—	4,170
Distributions paid cash	(27,564)	(33,533)	(6,218)	—	(67,315)
Distributions paid in units	—	2,053	(2,053)	—	—
Units purchased by Sprague Holdings in Private Transaction	(12,086)	12,086	—	—	—
Common units issued in connection with annual bonus	423	484	—	—	907
Units withheld for employee tax obligations	(164)	(202)	—	—	(366)
Balance as of December 31, 2020	154,238	(69,561)	—	(25,982)	58,695
Net income	(29,352)	(41,638)	2,074	—	(68,916)
Other comprehensive loss	—	—	—	9,485	9,485
Unit-based compensation	152	234	—	—	386
Distributions paid in cash	(22,330)	(39,379)	(2,074)	—	(63,783)
Increase in affiliated units as a result of change in beneficial ownership of Hartree Bulk Storage LLC	(9,332)	9,332	—	—	—
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Units withheld for employee tax obligations	(365)	(1,084)	—	—	(1,449)
Balance as of December 31, 2021	$62,090	$(111,175)	$—	$(16,497)	$(65,582)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net (loss) income	$(68,916)	$33,811	$31,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issue costs)	37,928	39,094	37,605
(Gain) loss on sale of assets and insurance recoveries	(9,806)	(9,997)	340
Changes in fair value of contingent consideration	—	410	1,188
Provision for doubtful accounts	16	425	323
Non-cash unit-based compensation	386	4,170	590
Other	—	—	(146)
Deferred income taxes	(2,125)	(368)	(1,499)
Changes in assets and liabilities:
Accounts receivable	(87,407)	88,087	(11,942)
Inventories	(184,288)	37,691	(33,655)
Other assets	52,694	(750)	(50,171)
Fair value of commodity derivative instruments	86,993	9,107	48,140
Due to/from General Partner and affiliates	(298)	5,567	(1,683)
Accounts payable, accrued liabilities and other	118,045	(52,781)	(85,711)
Net cash (used in) provided by operating activities	(56,778)	154,466	(65,365)
Cash flows from investing activities
Purchases of property, plant and equipment	(13,888)	(12,198)	(14,292)
Proceeds from property insurance settlements and sale of assets	11,113	12,712	406
Net cash (used in) provided by investing activities	(2,775)	514	(13,886)
Cash flows from financing activities
Net borrowings (payments) under credit agreements	133,627	(70,607)	150,380
Payments on finance/capital leases, term debt, and other obligations	(7,449)	(12,215)	(6,438)
Payment of debt issue costs	(4,465)	(6,049)	—
Distributions to unitholders	(63,783)	(67,315)	(66,874)
Repurchased units withheld for employee tax obligations	(1,450)	(366)	—
Net cash provided by (used in) financing activities	56,480	(156,552)	77,068
Effect of exchange rate changes on cash balances held in foreign currencies	(29)	(43)	39
Net change in cash and cash equivalents	(3,102)	(1,615)	(2,144)
Cash and cash equivalents, beginning of period	3,771	5,386	7,530
Cash and cash equivalents, end of period	$669	$3,771	$5,386
Supplemental disclosure of cash flow information
Cash paid for interest	$28,638	$36,412	$38,771
Cash paid for taxes	$6,930	$5,672	$8,057
Assets acquired under finance lease obligations	$1,831	$3,100	$5,589
Non-cash asset retirement obligation and related asset	$—	$—	$2,718
Cash paid for operating leases	$7,444	$6,872	$6,279
Distribution paid in units	$—	$2,053	$—
ROU assets obtained in exchange for new lease liabilities	$13,718	$—	$4,057

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
On April 20, 2021, the Partnership and Hartree Partners, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all the common units representing limited partner interest that Sprague Holdings owned in the Partnership (the "Transaction"). The Transaction was completed and effective on May 28, 2021 and the aggregate purchase price was $290.0 million, consisting of approximately $265.0 million attributable to the purchase of 16,058,484 common units and approximately $25.0 million attributable to the general partner interest and incentive distribution rights. The Partnership elected to not to apply push-down accounting in its consolidated financial statements upon the change in control on May 28, 2021.
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

Unless the context otherwise requires, effective May 28, 2021, references referring to Sprague Resources, and the
Partnership, refer to Sprague Resources LP and its subsidiaries; references to the General Partner refer to Sprague Resources
GP LLC; references to “Hartree” or the Sponsor refer to Hartree Partners, LP, and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; references to “Sprague Holdings” refer to Sprague HP Holdings LLC, a wholly owned subsidiary of Hartree and the owner of the General Partner.
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
As of December 31, 2021, the Sponsor, through its ownership of Sprague Holdings, owned 19,548,849 common units representing 74.5% of the limited partner interest in the Partnership. On October 31, 2021, Hartree Bulk Storage, LLC ("Bulk Storage") ceased to be managed by HP Bulk Storage Manager, LLC and became managed by HBS Acquisition Co., LLC a wholly owned subsidiary of the Sponsor, Hartree. As a result of this change, the Sponsor was deemed to beneficially own the 1,375,000 common units held by Bulk Storage in addition to the 18,173,849 units held by Sprague Holdings, for a total of 19,548,849 common units representing 74.5% of the limited partner interests in the Partnership. Subsequent to this change, on December 3, 2021, the 1,375,000 common units held by Bulk Storage were transferred to Sprague Holdings in a transfer between two wholly owned subsidiaries of the Sponsor. As a result of this transfer, Sprague Holdings directly owns 19,548,849 common units, which consists of all of the common units beneficially owned by Hartree. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to a maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
As of December 31, 2021, the General Partner employed approximately 654 full-time employees who support the Partnership’s operations, 75 of whom were covered by five collective bargaining agreements. One of these agreements, covering 9 employees, is up for renewal in May 31, 2022. As of December 31, 2021, the Partnership's Canadian subsidiary had 103 employees, 40 of whom were covered by one collective bargaining agreement which expires on March 18, 2024.
Basis of Presentation
The Consolidated Financial Statements include the accounts of the Partnership and its wholly owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated.
COVID-19

The global outbreak of the novel coronavirus ("COVID-19") was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets.

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
However, the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic, have led to a subsequent recovery of demand and fuel prices are at higher levels than pre-pandemic. In order to continue to mitigate the effects of the pandemic, even as market conditions have improved, the Partnership continues to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19 on the Partnership’s business as of December 31, 2021. While market conditions for our products and services have improved when compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economics and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. The Partnership continues to monitor the evolving impacts of COVID-19 and variants closely and respond to changing conditions.
Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and the reported net sales and expenses in the income statement. Actual results could differ from those estimates. Among the estimates made by management are the fair value of derivative assets and liabilities, valuation of contingent consideration, allowance for credit losses, valuation of reporting units within the goodwill impairment assessment, and if necessary long-lived asset impairments and environmental and legal obligations.
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

    Revenue is measured as the amount of consideration the Partnership expects to receive in exchange for transferring products or providing services and is generally based upon a negotiated index, formula, list or fixed price. An allowance for doubtful accounts is recorded to reflect an estimate of the ultimate realization of the Partnership's accounts receivable and includes an assessment of the customers’ creditworthiness and the probability of collection. The provision for the allowance for doubtful accounts is included in cost of products sold (exclusive of depreciation and amortization). Estimated discounts are included in the transaction price of the contracts with customers as a reduction to net sales. Cash discounts were $5.9 million, $4.1 million and $7.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Partnership sells its products or provides its services directly to commercial customers and wholesale distributors generally under agreements with payment terms typically less than 30 days.

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
Commodity Derivatives
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter ("OTC") transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets and other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially all of the Partnership’s commodity derivative contracts outstanding as of December 31, 2021 will settle prior to June 30, 2023.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of December 31, 2021 or 2020.
Interest Rate Derivatives
The Partnership manages its exposure to variable LIBOR borrowings by using interest rate swaps to convert a portion of its variable rate debt to fixed rates. These interest rate swaps are designated as cash flow hedges and the changes in fair value of the swaps are included as a component of comprehensive (loss) income and accumulated other comprehensive loss, net of tax.
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
Prior to March 5, 2021, the board of directors of the General Partner granted performance-based phantom unit awards to key employees that vest over a period of time (usually three years). Upon vesting, a holder of performance-based phantom units is entitled to receive a number of common units of the Partnership equal to a percentage (between 0 and 200%) of the phantom units granted, based on the Partnership’s achieving predetermined performance criteria. The Partnership uses authorized but unissued units to satisfy its unit-based obligations. Phantom unit awards granted since 2015 included a performance criteria that considered Sprague Holdings operating cash flow, as defined therein ("OCF"), over a three year performance period. The number of common units that may be received in settlement of each phantom unit award can range between 0 and 200% of the number of phantom units granted based on the level of OCF achieved during the vesting period. These awards were equity awards with performance and service conditions which result in compensation cost being recognized over the requisite service period once payment is determined to be probable. Compensation expense related to the OCF based awards was estimated each reporting period by multiplying the number of common units underlying such awards that, based on the Partnership's estimate of OCF, are probable to vest, by the grant-date fair value of the award and was recognized over the requisite service period using the straight-line method. The fair value of the OCF based phantom units was the grant date closing price listed on the New York Stock Exchange. The number of units that the Partnership estimated were probable to vest could change over the vesting period. Any such change in estimate was recognized as a cumulative adjustment calculated as if the new estimate had been in effect from the grant date. The Partnership's performance-based phantom unit awards included tandem distribution equivalent rights ("DERs") which entitled the participant to a cash payment only upon vesting that is equal to any cash distribution paid on a common unit between the grant date and the date the phantom units were settled. Payments made in connection with DERs were recorded as a distribution in unitholders' equity.
Effective March 5, 2021, the board of directors used its discretion to terminate all phantom unit awards granted in 2018, 2019 and 2020. In consideration for this termination, the board of directors paid a higher 2020 cash bonus, issued 172,702 vested common units to each of the Partnership's Named Executive Officers and certain other employees and issued new long-term inventive awards payable in units or cash which vest over a three-year service period. The 2020 cash bonus amounts were expensed during the year ended December 31, 2020 and accrued for as of December 31, 2020. The Partnership accounted for the cancellation of the previously outstanding phantom unit awards and the issuance of the vested units and long-term incentive awards as a modification which resulted in immaterial incremental compensation expense.

Earnings Per Unit
The Partnership computes (loss) income per unit using the two-class method. The Partnership has identified the IDRs as participating securities and uses the two-class method when calculating the net income per unit applicable to limited partners. Earnings per unit applicable to limited partners is computed by dividing limited partners’ interest in net income, after deducting any incentive distributions, by the weighted-average number of outstanding common units. The Partnership’s net (loss) income is allocated to the limited partners in accordance with their respective ownership percentages, after giving effect to priority income allocations for incentive distributions that have been or will be distributed to the incentive distribution right holder, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the limited partners based on their respective ownership interests.
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
Goodwill
Goodwill is defined as the excess of cost over the fair value of assets acquired and liabilities assumed in a business combination. The Partnership tests goodwill at the reporting unit level annually as of October 31 or on an as needed basis, for indicators of impairment at each reporting unit that has recorded goodwill. In performing the test, the Partnership either uses a qualitative assessment or a single step quantitative approach. Under the qualitative approach the Partnership considers a number of factors, including the amount by which the previous quantitative test's fair value exceeded the carrying value of the reporting unit, actual performance as compared to internal forecasts used in the previous quantitative test, an evaluation of discount rates, and an evaluation of current economic factors for both the worldwide economy and specifically the oil and gas industry, and any significant changes in customer and supplier relationships. The Partnership weighs these factors to determine if it is more likely than not that the fair value of the reporting unit exceeds its carrying value. If after performing a qualitative assessment, indicators are present, or the Partnership identifies factors that cause it to believe it is appropriate to perform a more precise calculation of fair value, the Partnership would move beyond the qualitative assessment and perform a quantitative impairment test.
Under the quantitative impairment test, the Partnership performs a comparison of the reporting unit’s carrying value to its fair value.
The Partnership estimates the fair value of a reporting unit based upon future net discounted cash flows (Level 3 measurement). In calculating these estimates, the Partnership develops a discounted cash flow model based on forecasted operating results, discount rates, and growth rates, which contemplate business, market and overall economic conditions.

Further, the discount rates used require estimates of the cost of equity and debt financing. The estimates of fair value of these reporting units could change if actual operating results or discount rates vary from these estimates. The Partnership performed sensitivity analyses on the fair values resulting from the discounted cash flows valuation utilizing more conservative assumptions that reflect reasonably likely future changes in the discount rates and perpetual growth rate in each of the reporting units. Based upon the Partnership's 2021 annual impairment testing analyses, including the consideration of reasonably likely adverse changes in assumptions described above, the Partnership determined that all of its reporting units had fair value exceeding their carrying values. As of December 31, 2021, there was $35.5 million of goodwill allocated to the natural gas reporting unit which had a negative carrying value with respect to the annual goodwill test performed.
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
Income Taxes
The Partnership is organized as a pass-through entity for U.S. federal income tax purposes. As a result, the partners are responsible for U.S. federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. The Partnership, however, is subject to a statutory requirement that non-qualifying income cannot exceed 10% of total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of non-qualifying income exceeds this statutory limit, the Partnership would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through Sprague Energy Solutions, Inc., a taxable corporate subsidiary. Sprague Energy Solutions, Inc. is subject to U.S. federal and state income tax and pays any income taxes related to the results of its operations. For the year ended December 31, 2021, the Partnership’s non-qualifying income did not exceed the statutory limit. The Partnership is subject to income tax and franchise tax in certain domestic state and local as well as foreign jurisdictions.
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
The Partnership recognizes the financial statement effect of an uncertain tax position only when management believes that it is more likely than not, that based on the technical merits, the position will be sustained upon examination. The Partnership classifies interest and penalties associated with uncertain tax positions as income tax expense. During the years ended December 31, 2021, 2020 and 2019, the uncertain tax positions and related interest and penalties recognized by the Partnership were immaterial. The Partnership and its subsidiaries tax returns are subject to examination by the Internal Revenue Service and by the Canada Revenue Agency for the years ended December 31, 2020, 2019, 2018 and 2017.
Foreign Currency
The Partnership’s reporting currency is the U.S. dollar. The Partnership's most significant foreign operations are conducted by Kildair Service ULC, a Canadian subsidiary ("Kildair"). The functional currency of Kildair is the U.S. dollar. Kildair has an operating subsidiary whose functional currency is the Canadian dollar.
Kildair converts receivables and payables denominated in other than their functional currency at the exchange rate as of the balance sheet date. Kildair utilizes forward currency contracts to manage its exposure to currency fluctuations of certain of its transactions that are denominated in Canadian dollars. These forward currency exchange contracts are recorded at fair value at the balance sheet date and changes in fair value are recognized in net income (loss) as these forward currency contracts have not been designated as hedges. For the years ended December 31, 2021, 2020 and 2019, transaction exchange gains or losses net of the impact of the forward currency exchange contracts, amounted to a gain of less than $0.1 million, gain of $0.1 million and loss of $0.1 million, respectively, which is recorded in cost of products sold (exclusive of depreciation and amortization).
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership has not currently adopted the optional expedients and exceptions provided in this guidance but continues to monitor and evaluate the impact of reference rate reform on relevant transactions.
In May 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842), Lessors - Certain Leases with Variable Lease Payments. This ASU addresses an issue related to a lessor's accounting for certain leases with variable lease payments. The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as a sales-type lease or a direct financing lease. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Partnership is currently evaluating the impact of the adoption of ASU 2021-05 on its consolidated financial position and results of operations.

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
    Further disaggregation of net sales by business segment and geographic destination is as follows:

	Years Ended December 31
	2021	2020	2019
Net sales:
Refined products
Distillates	$2,332,857	$1,571,096	$2,514,010
Gasoline	560,492	247,926	298,633
Heavy fuel oil and asphalt	249,160	179,175	300,281
Total refined products	$3,142,509	$1,998,197	$3,112,924
Natural gas	284,529	261,358	307,952
Materials handling	50,484	56,347	56,655
Other operations	20,638	20,081	24,879
Net sales	$3,498,160	$2,335,983	$3,502,410

Net sales by country:
United States	$3,196,743	$2,150,853	$3,246,951
Canada	301,417	185,130	255,459
Net sales	$3,498,160	$2,335,983	$3,502,410
Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $9.8 million and $9.4 million as of December 31, 2021 and 2020, respectively. A substantial portion of the contract liabilities as of December 31, 2020 remains outstanding as of December 31, 2021 as they are primarily deposits. The Partnership does not have any material contract assets as of December 31, 2021 or 2020.

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

    The Partnership’s operating and finance leases are primarily for time charters, facilities, railcars and equipment.  The terms and conditions for these leases vary by the type of underlying asset. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 total operating lease expense was $13.5 million, $16.2 million, and $17.8 million respectively, of which $6.1 million, $9.3 million, and $11.6 million was related to short-term leases, respectively. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 total finance lease expense was $3.9 million, $3.3 million, and $2.7 million respectively.

    Operating and finance leases were as follows:

	As of December 31,
	2021		2020
	Operating	Finance	Operating	Finance
ROU Assets:
Other Assets, Net	$18,868	$—	$12,207	$—
Property, Plant and Equipment, Net	—	15,142	—	16,453
Total ROU Assets	$18,868	$15,142	$12,207	$16,453

Lease Liabilities:
Accrued Liabilities	$7,740	$—	$6,866	$—
Current Portion of Other Obligation	—	3,623	—	3,395
Other Obligations, Less Current Portion	—	11,001	—	13,100
Operating Lease Liabilities, Less Current Portion	11,067	—	5,653	—
Total Lease Liabilities	$18,807	$14,624	$12,519	$16,495

Weighted Average Remaining Lease Term (Years)	3	4	2	5
Weighted Average Discount Rate	6.13%	4.99%	6.09%	4.92%

Maturities of operating and finance lease liabilities as of December 31, 2021 are as follows:

	Operating	Finance
2022	$7,823	$4,028
2023	7,402	3,292
2024	3,579	2,355
2025	439	1,817
2026	181	1,083
Thereafter	110	3,175
Total Lease Payments	19,534	15,750
Less: Interest	(727)	(1,126)
Total	$18,807	$14,624

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019 income related to the operating leases with the Partnership as the lessor, as described above, totaled $39.8 million, $44.2 million, and $40.1 million respectively.

The undiscounted cash flows to be received on an annual basis from operating leases as of December 31, 2021 are as follows:

December 31, 2021
2022	$34,624
2023	20,684
2024	17,357
2025	15,539
2026	13,737
Thereafter	41,695
Total Lease Receipts	$143,636

4.	Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	As of December 31,
	2021	2020
Fair value of interest rate swaps, net of tax	$(4,954)	$(14,446)
Cumulative foreign currency translation adjustment	(11,543)	(11,536)
Accumulated other comprehensive loss, net of tax	$(16,497)	$(25,982)

5.	Accounts Receivable, Net

	As of December 31,
	2021	2020
Accounts receivable, trade	$275,287	$186,854
Less allowance for credit losses	(931)	(1,066)
Net accounts receivable, trade	274,356	185,788
Accounts receivable, other	6,051	7,227
Accounts receivable, net	$280,407	$193,015
Unbilled accounts receivable, included in accounts receivable, trade at December 31, 2021 and 2020 were $52.1 million and $43.1 million, respectively. Unbilled receivables relate primarily to the delivery and sale of natural gas to customers in the current month for which the right to bill exists. Such amounts generally are invoiced to the customer the following month when actual usage data becomes available. Accounts receivable, other consists primarily of product tax receivables.
The Partnership records its allowance for expected credit losses using an estimated loss rate method that considers historical collection experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The estimated loss rates are applied to trade receivables with similar risk characteristics such as the length of time the balance has been outstanding and the location of the customer. In certain instances, the Partnership may identify individual trade receivable assets that do not share risk characteristics with other trade receivables, in which case the Partnership records its expected credit losses on an individual asset basis. To date, the Partnership has not experienced significant customer payment defaults, or identified other significant collectability concerns as a result of the COVID-19 pandemic. In connection with assessing credit losses for individual trade receivable assets, the Partnership considers significant factors relevant to collectability including those specific to the customer such as bankruptcy, length of time an account is outstanding, and the liquidity and financial position of the customer.

A reconciliation of the beginning and ending allowance for credit losses is as follows:

	Balance at Beginning of Period	Charged to Expense	Charged (to) from Another Account	(Deductions)	Balance at End of Period
Years ended:
December 31, 2021	$1,358	$15	$—	$(162)	$1,211
December 31, 2020	$1,771	$425	$(3)	$(835)	$1,358
December 31, 2019	$2,374	$323	$(67)	$(859)	$1,771
Notes receivable, net of allowance, are generally long-term arrangements and were fully reserved as of December 31, 2021 and 2020.

6.	Inventories

	As of December 31,
	2021	2020
Petroleum and related products	$426,323	$248,977
Coal	6,870	3,240
Natural gas	6,627	3,316
Inventories	$439,820	$255,533
Due to changing market conditions, the Partnership recorded a provision of $3.7 million, $2.0 million and $1.4 million as of December 31, 2021, 2020 and 2019, respectively, to write-down petroleum and related products, and natural gas inventory to its net realizable value. These charges are included in cost of products sold (exclusive of depreciation and amortization).

7.	Other Current Assets

	As of December 31,
	2021	2020
Margin deposits with brokers	$10,434	$58,738
Prepaid software & fees	6,215	5,259
Other	5,417	3,409
Other current assets	$22,066	$67,406

8.	Property, Plant and Equipment, Net

	As of December 31,
	2021	2020
Plant, machinery, furniture and fixtures	$440,137	$432,291
Building and leasehold improvements	20,278	20,214
Land and land improvements	86,389	86,428
Construction in progress	11,777	9,422
Property, plant and equipment, gross	558,581	548,355
Less: accumulated depreciation	(234,951)	(213,059)
Property, plant and equipment, net	$323,630	$335,296
Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $26.2 million, $25.4 million and $23.8 million, respectively.
Property, plant and equipment include the following amounts under finance or capital leases:

	As of December 31,
	2021	2020
Plant, machinery, furniture and fixtures	$31,644	$29,607
Building and leasehold improvements	962	962
Land and land improvements	251	251
Property, plant and equipment, gross	32,857	30,820
Less: accumulated amortization	(17,716)	(14,367)
Property, plant and equipment, net	$15,141	$16,453
Amortization expense on finance and capital leased assets is included in depreciation expense and for the years ended December 31, 2021, 2020 and 2019 was $3.4 million, $2.9 million and $2.2 million, respectively.
On November 1, 2019, a fire occurred at the Kildair Tracy Terminal which impacted certain buildings and equipment at the facility. The resulting damage was covered by insurance coverage in place at the time of the incident, net of applicable deductibles. In connection with the insurance reimbursement for the asset losses from the fire, the Partnership recorded $1.9 million in gains on involuntary nonmonetary asset conversions for the year ended December 31, 2020, representing the insurance proceeds in excess of the remaining book value of impacted property, plant and equipment. This gain was included within other income in the consolidated statements of operations.
On December 23, 2020, the Partnership sold Mt. Vernon terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain on the sale of $8.1 million for the year ended December 31, 2020, which is included within other operating income in the consolidated statements of operations. Pursuant to a post-closing escrow and access agreement, the Partnership has deposited $1.2 million an escrow account to secure the Partnership’s fulfillment of various environmental remediation regulatory obligations.
On April 29, 2021, the Partnership sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, the Partnership recorded a net gain on the sale of $9.0 million during the quarter ended June 30, 2021 which is included within other operating income in the consolidated statements of operations for the twelve months ended December 31, 2021. The remaining $0.7 million of other operating income for the twelve months ended December 31, 2021 relates to a gain associated with a parcel of land sold at the Bronx terminal during the quarter ended June 30, 2021.

9.	Intangibles, Net

	As of December 31, 2021
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	1 - 21	$79,218	$45,502	$33,716
Non-compete agreements	0 - 1	9,491	9,218	273
Other	0 - 1	1,318	1,300	18
Intangible assets, net		$90,027	$56,020	$34,007

	As of December 31, 2020
	Remaining Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	2 - 22	$79,218	$39,319	$39,899
Non-compete agreements	0 - 2	10,191	9,009	1,182
Other	0 - 2	2,094	2,033	61
Intangible assets, net		$91,503	$50,361	$41,142

The Partnership recorded amortization expense related to intangible assets of $7.1 million, $8.6 million and $10.2 million during the years ended December 31, 2021, 2020 and 2019, respectively. The amortization of intangible assets is recorded in depreciation and amortization expense. Fully amortized intangible assets have been eliminated from both the gross and accumulated amortization amounts.
    The estimated future annual amortization expense of intangible assets for the years ending December 31, 2022, 2023, 2024, 2025 and 2026 is $5.8 million, $4.8 million, $4.2 million, $3.6 million and $3.0 million, respectively. As acquisitions and dispositions occur in the future, these amounts may vary.

10.	Other Assets, Net

	As of December 31,
	2021	2020
Deferred debt issuance costs, net	$5,621	$5,766
ROU Assets	18,868	12,207
Other	4,001	4,279
Other assets, net	$28,490	$22,252
Deferred Debt Issuance Costs
The Partnership recorded amortization expense related to deferred debt issuance costs of $4.6 million, $5.0 million and $3.6 million during the years ended December 31, 2021, 2020 and 2019, respectively. Deferred debt issuance costs are amortized over the life of the related debt on a straight-line basis and recorded in interest expense.

11.	Accrued Liabilities

	As of December 31,
	2021	2020
Accrued product taxes	$14,866	$10,384
Customer prepayments and deposits	9,809	9,413
Operating lease liabilities	7,740	6,866
Accrued product costs	3,714	6,311
Margin deposits from brokers	23,843	—
Other	16,695	13,671
Accrued liabilities	$76,667	$46,645

12.	Credit Agreement

	As of December 31,
	2021	2020
Working capital facilities	$497,578	$358,685
Acquisition facility	377,400	382,400
Total credit agreement	874,978	741,085
Less: current portion of working capital facilities	(497,578)	(358,685)
Total long-term portion	$377,400	$382,400

On May 11, 2021, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair Service ULC (the "Canadian Borrower" and, together with the U.S. Borrower, the "Borrowers"), wholly owned subsidiaries of the Partnership, entered into a first amendment (the "First Amendment") to the second amended and restated credit agreement dates as of May 19, 2020 (the "Original Credit Agreement," the Original Credit Agreement as amended by the First Amendment, the "Credit Agreement"). Upon the effective date, the First Amendment increased the acquisition facility from $430 million to $450 million and was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. The Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the "Subsidiary Guarantors") are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the "Loan Parties").
As of December 31, 2021, the revolving credit facilities under the Credit Agreement contained, among other items, the following:
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
•A revolving acquisition facility of up to $450.0 million, subject to covenants, to be used for loans and letters of credit to fund capital expenditures and acquisitions and other general corporate purposes; and
•Subject to certain conditions including the receipt of additional commitments from lenders, the ability to increase the U.S. dollar revolving working capital facility to up to $1.2 billion and the multicurrency revolving working capital facility to up to $320.0 million. Additionally, subject to certain conditions, the revolving acquisition facility may be increased to up to $750.0 million.
Indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two, three or six months plus a specified margin or (ii) an alternate rate plus a specified margin.

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
The specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
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
The working capital facilities are subject to borrowing base reporting and as of December 31, 2021 and 2020, had a borrowing base of $750.0 million and $540.0 million, respectively. As of December 31, 2021 and 2020, outstanding letters of credit related to the working capital facilities were $80.6 million under the Credit Agreement and $77.3 million, respectively. As of December 31, 2021, and December 31, 2020 outstanding letters of credit related to the acquisition facility were $18.8 million, and $15.4 million respectively. As of December 31, 2021, excess availability under the working capital facilities was $171.8 million and excess availability under the acquisition facility was $53.8 million.
The weighted average interest rate was 3.0% at December 31, 2021 and 2020. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at December 31, 2021 and at December 31, 2020 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at December 31, 2021.
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
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $97.2 million, $92.5 million and $99.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Through the General Partner, the Partnership participates in pension plans sponsored by Axel Johnson and an other post-retirement benefits plan, which was previously sponsored by Axel Johnson, but is now sponsored by the General Partner starting in June 2021. At December 31, 2021 and 2020, total amounts due to the General Partner with respect to these benefits and overhead costs were $13.4 million and $13.7 million, respectively. (see Note 16 - Retirement Plans).
During the year ended December 31, 2021, the Partnership recorded tank use and storage fee revenue of $0.7 million from lease agreements entered into with Hartree which expired in 2021 and were not renewed. In addition the Partnership made oil and natural gas product purchases from Hartree totaling $147.9 million and generated sales of natural gas products to Hartree of $3.3 million.
During the year ended December 31, 2020, the Partnership recorded tank use and storage fee revenue of $1.4 million from lease agreements entered into with Hartree. In connection with these agreements, the Partnership made net inventory purchases from Hartree Partners LP totaling $71.2 million.

14.	Other Obligations

	As of December 31,
	2021	2020
Deferred consideration	$14,207	$16,909
Finance leases, long-term portion	6,530	8,009
Port Authority terminal obligations	4,471	5,091
Asset retirement obligation	3,760	5,187
Postretirement benefits	1,382	1,620
Other	1,314	2,493
Other obligations, long-term portion	$31,664	$39,309
Deferred Consideration - Carbo Terminals

    In connection with the Carbo acquisition entered into during 2017, the Partnership is obligated to pay to Carbo a total of $38.2 million in equal monthly installments of $0.3 million payable over a ten year period. The obligation was recorded at an estimated fair value of $27.3 million using a discount rate of 7.1%. The short-term portion of this obligation as of December 31, 2021 is $2.7 million and is included in the current portion of other obligations.

Deferred consideration obligation maturities for each of the next five years and thereafter as of December 31, 2021 are as follow:

2022	$3,818
2023	3,818
2024	3,818
2025	3,818
2026	3,818
Thereafter	1,274
Total	20,364
Less amount representing interest	(3,453)
Present value of payments	16,911
Less current portion	(2,704)
Deferred consideration, long-term portion	$14,207

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
Port Authority Terminal Obligations
The Port Authority terminal obligations represent long-term obligations of the Partnership to a third party that constructed dock facilities at the Partnership’s Searsport, Maine terminal. These amounts will be repaid by future wharfage fees incurred by the Partnership for the use of these facilities. The short-term portion of these obligations of $0.6 million at both December 31, 2021 and 2020 is included in accrued liabilities and represents an estimate of the expected future wharfage fees for the ensuing year. The Partnership has exclusive rights to the use of the dock facilities through a license and operating agreement ("License Agreement"), which expires in 2033. The License Agreement provides the Partnership the option to purchase the dock facilities at any time at an amount equal to the remaining license fees due. The related dock facilities assets are treated as a finance lease and are included in property, plant and equipment.
Asset Retirement Obligation
The Partnership has accrued an asset retirement obligation (“ARO”) that relates to an environmental obligation associated with the purchase of a terminal in Bridgeport, Connecticut. The current portion of the ARO represents the estimated obligation retirements for the ensuing year and is recorded in accrued liabilities.
The changes in the ARO are as follows:

	Years Ended December 31,
	2021	2020
ARO - beginning of period	$5,946	$6,059
Change in estimates	—	—
Accretion expense	140	154
Payments of ARO	(326)	(267)
ARO - end of period	5,760	5,946
Less current portion	(2,000)	(759)
ARO - long-term	$3,760	$5,187
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

The income tax provision (benefit) attributable to operations is summarized as follows:

	Years Ended December 31,
	2021	2020	2019
Current
U.S. Federal income tax	$2	$49	$(14)
State and local income tax	331	317	45
Foreign income taxes	4,620	7,390	4,778
Total current income tax provision	4,953	7,756	4,809
Deferred
U.S. Federal income tax	71	62	35
State and local income tax	(1,212)	(178)	963
Foreign income taxes	(984)	(251)	(2,497)
Total deferred income tax provision	(2,125)	(367)	(1,499)
Total income tax provision	$2,828	$7,389	$3,310
U.S. and international components of income before income taxes were as follows:

	Years Ended December 31,
	2021	2020	2019
United States	$(79,789)	$14,534	$25,646
Foreign	13,701	26,666	8,920
Total income before income taxes	$(66,088)	$41,200	$34,566
Reconciliations of the statutory U.S. federal income tax to the effective income tax for operations are as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory U.S. Federal income tax	$(13,879)	$8,652	$7,255
Partnership income not subject to tax	16,844	(2,934)	(5,348)
State and local income taxes, net of federal tax	(896)	132	995
Foreign earnings taxed at higher (lower) rates	759	1,539	408
Total income tax provision	$2,828	$7,389	$3,310
The components of the deferred tax assets (liabilities) were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Derivatives	$348	$610
Capital losses	466	466
Other	1,844	474
Total deferred tax assets	2,658	1,550
Valuation allowance	(466)	(466)
Net deferred tax assets	2,192	1,084
Deferred tax liabilities:
Fixed assets	(15,367)	(16,560)
Other	(558)	(308)
Total deferred tax liabilities	(15,925)	(16,868)
Net deferred tax liabilities	$(13,733)	$(15,784)

As of December 31, 2021, the Partnership has not provided deferred Canadian withholding taxes on accumulated Canadian earnings of $116.0 million which are considered to be indefinitely reinvested outside the U.S. The unrecognized deferred withholding tax liability associated with these earnings is $29.0 million as of December 31, 2021.

16.	Retirement Plans
Pension Plans
Through the General Partner, the Partnership participates in a noncontributory defined benefit pension plan, the Axel Johnson Inc. Retirement Plan (the “Plan”), sponsored by Axel Johnson. Benefits under the Plan were frozen as of December 31, 2003, and are based on a participant’s years of service and compensation through December 31, 2003. The Plan’s assets are invested principally in equity and fixed income securities. The Plan sponsor's policy is to satisfy the minimum funding requirements of the Employee Retirement Income Security Act of 1974 ("ERISA").
Through the General Partner, the Partnership also participates in an unfunded pension plan, the Axel Johnson Inc. Retirement Restoration Plan, for employees whose benefits under the defined benefit pension plan were reduced due to limitations under U.S. federal tax laws. Benefits under this plan were frozen as of December 31, 2003.
Both the Plan and the Retirement Restoration Plan are administered by Axel Johnson. The costs of these benefits are based on the Partnership’s portion of the projected benefit obligations under these plans. Charges related to these employee benefit plans were $0.4 million, $0.5 million and $0.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
Eligible employees also receive a defined contribution retirement benefit generally equal to a defined percentage of their eligible compensation. This contribution by the Partnership to employee accounts in the thrift and defined contribution plan is in addition to any Partnership match on 401(k) contributions that employees currently choose to make. The Partnership made total contributions to these plans of $4.7 million, $4.5 million and $4.6 million during the years ended December 31, 2021, 2020 and 2019, respectively.

Other Postretirement Benefits
Prior to May 28, 2021, the Sponsor (Axel Johnson) and some of its subsidiaries, which included the Partnership, had a number of health care and life insurance benefit plans covering eligible employees who reach retirement age while working for the Sponsor. Effective May 28, 2021, as a result of Axel Johnson's sale of their interest in the Partnership, the General Partner became the sole sponsor of the postretirement health and life welfare plan and all related liabilities were transferred to the General Partner. There were no material changes to the plan as a result of this Sponsor change. The plans are not funded. In general, employees hired after December 31, 1990, are not eligible for postretirement health care benefits. The Partnership has recorded postretirement expense of $0.6 million, $0.2 million and $0.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

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
The Partnership had no single customer that accounted for more than 10% of total net sales for the years ended December 31, 2021, 2020 and 2019, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $301.4 million, $185.1 million and $255.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Summarized financial information for the Partnership’s reportable segments is presented in the table below:

	Years Ended December 31,
	2021	2020	2019
Net sales:
Refined products	$3,142,509	$1,998,197	$3,112,924
Natural gas	284,529	261,358	307,952
Materials handling	50,484	56,347	56,655
Other operations	20,638	20,081	24,879
Net sales	$3,498,160	$2,335,983	$3,502,410
Adjusted gross margin (1):
Refined products	$150,419	$171,626	$150,124
Natural gas	65,801	40,741	54,288
Materials handling	50,327	56,185	56,616
Other operations	7,428	6,209	6,904
Adjusted gross margin	273,975	274,761	267,932
Reconciliation to operating (loss) income (2):
Add(deduct):
Change in unrealized (gain) loss on inventory (3)	13,437	(20,148)	(12,814)
Change in unrealized value on natural gas transportation contracts (4)	(132,554)	9,565	19,289
Operating costs and expenses not allocated to operating segments:
Operating expenses	(80,673)	(77,070)	(84,924)
Selling, general and administrative	(82,700)	(81,514)	(78,135)
Depreciation and amortization	(33,335)	(34,066)	(34,015)
Other operating income	9,700	8,094	—
Operating (loss) income	(32,150)	79,622	77,333
Other income (expense)	—	1,948	(378)
Interest income	171	299	555
Interest expense	(34,109)	(40,669)	(42,944)
Income tax provision	(2,828)	(7,389)	(3,310)
Net (loss) income	$(68,916)	$33,811	$31,256

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
As of December 31, 2021, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
Long-lived Assets
Long-lived assets (exclusive of intangible and other assets, net, and goodwill) classified by geographic location were as follows:

	As of December 31,
	2021	2020
United States	$257,976	$266,469
Canada	65,654	68,827
Total	$323,630	$335,296

18.	Financial Instruments and Off-Balance Sheet Risk
As of December 31, 2021 and 2020, the carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of December 31, 2021 and 2020, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of December 31, 2021 and 2020, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents all financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of December 31, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$25,793	$—	$25,793	$—
Futures, swaps and options	148,034	148,029	5	—
Commodity derivatives	173,827	148,029	25,798	—
Interest rate swaps	302		302
Total derivative assets	$174,129	$148,029	$26,100	$—
Derivative liabilities:
Commodity fixed forwards	176,602	—	176,602	—
Futures, swaps and options	78,026	77,948	78	—
Commodity derivatives	254,628	77,948	176,680	—
Interest rate swaps	5,295	—	5,295	—
Total derivative liabilities	$259,923	$77,948	$181,975	$—

	As of December 31, 2020
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$64,514	$—	$64,514	$—
Futures, swaps and options	101,464	101,464	—	—
Commodity derivatives	165,978	101,464	64,514	—
Total derivative assets	$165,978	$101,464	$64,514	$—
Derivative liabilities:
Commodity fixed forwards	25,973	—	25,973	—
Futures, swaps and options	133,809	133,743	66	—
Commodity derivatives	159,782	133,743	26,039	—
Interest rate swaps	14,559	—	14,559	—
Currency swaps	4	—	4	—
Total derivative liabilities	$174,345	$133,743	$40,602	$—

Derivative Instruments
The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, was $96.2 million at December 31, 2021.
Information related to these offsetting arrangements as of December 31, 2021 and 2020 is as follows:

	As of December 31, 2021
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$173,827	$(77,927)	$(22,623)	$73,277
Interest rate swap derivative assets	302			$302
Fair value of derivative assets	$174,129	$(77,927)	$(22,623)	$73,579

Commodity derivative liabilities	$(254,628)	$77,927	$1,313	$(175,388)
Interest rate swap derivative liabilities	(5,295)	—	—	(5,295)
Currency swap derivative liabilities	—	—	—	—
Fair value of derivative liabilities	$(259,923)	$77,927	$1,313	$(180,683)

	As of December 31, 2020
		Gross Amount Not Offset in the Balance Sheet		Net Amount
	Gross Amounts of Assets/ Liabilities in Balance Sheet	Financial Instruments	Cash Collateral Posted
Commodity derivative assets	$165,978	$(102,736)	$—	$63,242
Fair value of derivative assets	$165,978	$(102,736)	$—	$63,242

Commodity derivative liabilities	$(159,782)	$102,736	$32,488	$(24,558)
Interest rate swap derivative liabilities	(14,559)	—	—	(14,559)
Currency swap derivative liabilities	(4)	—	—	(4)
Fair value of derivative liabilities	$(174,345)	$102,736	$32,488	$(39,121)

As of December 31, 2021, the Partnership held $22.6 million cash collateral and posted cash collateral of $10.4 million. As of December 31, 2020, the Partnership held no cash collateral and posted cash collateral of $58.7 million.
The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Years Ended December 31,
	2021	2020	2019
Refined products contracts	$(33,611)	$15,434	$(26,194)
Natural gas contracts	(101,754)	46,024	38,513
Total	$(135,365)	$61,458	$12,319
There were no discretionary trading activities included in realized and unrealized gains (losses) on derivatives instruments for the years ended December 31, 2021, 2020 and 2019.
The following table presents the gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of December 31, 2021		As of December 31, 2020
	Refined Products (Barrels)	Natural Gas (MMBTUs)	Refined Products (Barrels)	Natural Gas (MMBTUs)
Long contracts	10,034	167,709	12,736	172,274
Short contracts	(14,483)	(98,152)	(16,825)	(86,913)

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

The Partnership's interest rate swap agreements outstanding as of December 31, 2021 were as follows:

Interest Rate Swap Agreements
Beginning	Ending	Notional Amount
January 2021	January 2022	$300,000
April 2021	April 2022	$25,000
January 2022	January 2023	$250,000
April 2022	April 2023	$25,000
January 2023	January 2024	$250,000
January 2024	January 2025	$50,000
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of December 31, 2021, the amount of unrealized losses, net of tax, expected to be reclassified to earnings during the following twelve-month period was $4.0 million.
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
The Partnership recorded changes in the estimated fair value of the contingent consideration within selling, general and administrative expenses in the consolidated statements of operations. Changes in the contingent consideration liability were measured at fair value on a recurring basis using unobservable inputs (Level 3) are as follows:

Year Ended December 31,
2020
Contingent consideration - beginning of year	$7,590
Payments	(8,000)
Change in estimated fair value	410
Contingent consideration - end of year	$—

19.	Commitments and Contingencies

Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During a recent audit by the Quebec Energy Board ("QEB") of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $8.3 million of tax, including interest and penalties, for the period of 2007 to 2020. Similarly, since the filing, the Partnership has been assessed $10.2 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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

On May 29, 2020, the Partnership entered into a consent decree with the U.S. EPA and the Massachusetts Department of Environmental Protection (“MassDEP”) in regards to alleged violations of the Clean Air Act and related State Implementation Plans at facilities in Massachusetts, Maine, New Hampshire, and Rhode Island. The alleged violations related to historical volatile organic compound (“VOC”) emissions that purportedly emanated from heated tanks storing #6 oil and asphalt. Pursuant to the terms of the consent decree, the Partnership was required to pay a total of $350,000 in civil penalties, and was further obligated to conduct injunctive relief that included applying for state permits and amending its existing permits to further restrict VOC emissions. Other injunctive relief under the consent decree included throughput limitations at the relevant facilities and removing certain tanks from service. The Partnership has paid the monetary sanction in full. Moreover, the Partnership has completed performance of its obligations under the consent decree other than those at South Portland, Maine that were delayed due to delays in issuance of permits from the City but are expected to be completed in the Spring of 2022. The Partnership believes that the conditions of the consent decree do not impose material curtailments on throughputs and have not resulted in significant impacts to operations at the applicable terminals.

In May 2021, the New York City Department of Citywide Administrative Services ("DCAS") initiated legal action against SOR, alleging that SOR failed to pay the city $8.5 million in biodiesel tax credits for product purchased for the period of 2017 through 2019. SOR is disputing the claim and the Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to this matter and such amount is not material to the consolidated financial statements.

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
Annual Incentive Compensation Program
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
The General Partner adopted the Sprague Resources LP 2013 Long-Term Incentive Plan (the “LTIP”), for the benefit of employees, consultants and directors of the General Partner and its affiliates, who provide services to the General Partner or an affiliate. The LTIP initially limited the number of common units that may be delivered, pursuant to vested awards, to 800,000 common units. On January 1 of each calendar year occurring after the second anniversary of the effective date and prior to the expiration of the LTIP, the total number of common units reserved and available for issuance under the LTIP will increase by 200,000 common units. As of December 31, 2021, there were no common units reserved for issuance and 975,605 available for issuance.
Effective March 5, 2021, the board of directors used its discretion to terminate all phantom unit awards granted in 2018, 2019 and 2020. In consideration for this termination, the board of directors paid a higher 2020 cash bonus, issued 172,702 vested common units to each of the Partnership's Named Executive Officers and certain other employees and issued new long-term incentive awards payable in units or cash which vest over a three-year service period. The 2020 cash bonus amounts were expensed during the year ended December 31, 2020 and accrued for as of December 31, 2020. The Partnership accounted for the cancellation of the previously outstanding phantom unit awards and the issuance of the vested units and long-term incentive awards as a modification which resulted in immaterial incremental compensation expense.

The following table presents the status of the Partnership’s phantom unit awards:

	2020 Awards		2019 Awards		2018 Awards
	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)	Units	Weighted Average Grant Date Fair Value (per unit)
Nonvested at December 31, 2020	173,250	$15.16	155,337	15.04	107,450	23.30
Granted	—	—	—		—	—
Forfeited	—	—	—	—	—	—
Cancelled	(173,250)	(15.16)	(155,337)	(15.04)	(107,450)	(23.30)
Vested (end of performance period)	—	—	—	—	—	—
Nonvested at December 31, 2021	—	$—	—	$—	—	$—
Unit-based compensation expense for the year ended December 31, 2021 was $0.4 million as compared to $4.2 million and $0.6 million, for the years ended December 31, 2020 and December 31, 2019, respectively. Unit-based compensation is included in selling, general and administrative expenses. Units issued under the Partnership’s 2013 LTIP are newly issued.

Equity Awards - Director Compensation
During the years ended December 31, 2021, 2020, and 2019 the board of directors of the General Partner issued 8,292, 15,464, and 13,932, vested units as compensation to certain of its directors, respectively, with estimated total grant date fair values of $0.2 million for each period.

Equity - Changes in Partnership's Units

The following table provides information with respect to changes in the Partnership’s unit:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2018	10,627,629	12,106,348
Director vested awards	13,932	—
Balance as of December 31, 2019	10,641,561	12,106,348
Units issued in connection with employee bonus	61,782
Distribution paid in units	—	121,150
Director vested awards	15,464
Units purchased in Private Placement	(723,738)	723,738
Balance as of December 31, 2020	9,995,069	12,951,236
Units issued in connection with employee bonus	172,702	—
Director vested awards	8,292	—
Units issued in conjunction with IDR Reset Election	—	3,107,248
Increase in affiliated units as a result of acquisition of Hartree Partners, LP	(2,115,365)	2,115,365
Increase in affiliated units as a result of change in beneficial ownership of Hartree Bulk Storage LLC	(1,375,000)	1,375,000
Balance as of December 31, 2021	6,685,698	19,548,849

21.	Earnings Per Unit
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
The table below shows the weighted average common units outstanding used to compute net (loss) income per common unit for the periods indicated.

	Years Ended December 31,
	2021	2020	2019
Weighted average limited partner common units - basic	25,652,890	22,901,140	22,736,916
Dilutive effect of unvested phantom units	—	3,973	33,967
Weighted average limited partner common units - dilutive	25,652,890	22,905,113	22,770,883

22.	Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive. Payments made in connection with DERs are recorded as a distribution. Cash distributions for the periods indicated were as follows:

			Cash Distributed
For the Quarter Ended	Distribution Date	Per Unit	Common	IDR		Total
December 31, 2019	February 10, 2020	$0.6675	$15,184	$2,053	(1)	$17,237
March 31, 2020	May 11, 2020	$0.6675	$15,301	$2,072		$17,373
June 30, 2020	August 10, 2020	$0.6675	$15,301	$2,072		$17,373
September 30, 2020	November 12, 2020	$0.6675	$15,311	$2,074		$17,385

December 31, 2020	February 10, 2021	$0.6675	$15,317	$2,074		$17,391
March 31, 2021	May 10, 2021	$0.6675	$17,506	$—		$17,506
June 30, 2021	August 9, 2021	$0.6675	$17,506	$—		$17,506
September 30, 2021	November 10, 2021	$0.4338	$11,380	$—		$11,380
(1)On February 10, 2020, the Sponsor received 121,150 common units, in lieu of cash, in respect of the incentive distribution rights payable in connection with the distribution for the fourth quarter of 2019.
In addition, on January 24, 2022, the Partnership declared a cash distribution for the three months ended December 31, 2021, of $0.4338 per unit, totaling $11.4 million. Such distributions were paid on February 9, 2022, to unitholders of record on February 4, 2022.

23.	Subsequent Events
On January 11, 2022, the Partnership received an unsolicited non-binding proposal from Hartree, pursuant to which Hartree would acquire all of the outstanding common units of the Partnership that Hartree and its affiliates do not already own in exchange for $16.50 in cash for each such common unit. The board of directors of the General Partner has delegated authority to evaluate and negotiate the proposal to its conflicts committee. The conflicts committee's evaluation process is currently ongoing.