Form 10-Q
period 2022-03-31
Sprague Resources LP
filed 2022-05-05
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 26,234,547 common units outstanding as of May 5, 2022.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,567	$669
Accounts receivable, net	361,552	280,407
Inventories	303,593	439,820
Fair value of derivative assets	248,369	141,018
Other current assets	106,574	22,066
Total current assets	1,024,655	883,980
Fair value of derivative assets, long-term	42,392	33,111
Property, plant and equipment, net	320,489	323,630
Intangibles, net	32,454	34,007
Other assets, net	25,098	28,490
Goodwill	115,036	115,037
Total assets	$1,560,124	$1,418,255
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$154,994	$193,843
Accrued liabilities	127,119	76,667
Fair value of derivative liabilities	399,614	195,508
Due to General Partner	9,309	11,077
Current portion of working capital facilities	424,503	497,578
Current portion of other obligations	8,713	8,594
Total current liabilities	1,124,252	983,267
Commitments and contingencies
Acquisition facility	377,400	377,400
Fair value of derivative liabilities, long-term	47,726	64,415
Other obligations, less current portion	30,118	31,664
Operating lease liabilities, less current portion	8,552	11,067
Due to General Partner	2,428	2,291
Deferred income taxes	15,414	13,733
Total liabilities	1,605,890	1,483,837
Unitholders’ equity:
Common unitholders - public (6,685,698 and 6,685,698 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	63,763	62,090
Common unitholders - affiliated (19,548,849 and 19,548,849 units issued and outstanding as of March 31, 2022 and December 31, 2021, respectively)	(106,282)	(111,175)
Accumulated other comprehensive loss, net of tax	(3,247)	(16,497)
Total unitholders’ equity	(45,766)	(65,582)
Total liabilities and unitholders’ equity	$1,560,124	$1,418,255

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,813,315	$1,036,134
Cost of products sold (exclusive of depreciation and amortization)	1,729,078	924,782
Operating expenses	23,235	19,232
Selling, general and administrative	28,720	25,239
Depreciation and amortization	8,126	8,482
Total operating costs and expenses	1,789,159	977,735
Operating income	24,156	58,399
Other income	(1)	2
Interest income	28	67
Interest expense	(10,572)	(8,815)
Income before income taxes	13,611	49,653
Income tax benefit (provision)	4,335	(871)
Net income	17,946	48,782
Incentive distributions declared	—	—
Limited partners' interest in net income	$17,946	$48,782

Net income per limited partner unit:
Common - basic	$0.68	$2.04
Common - diluted	$0.68	$2.04
Units used to compute net income per limited partner unit:
Common - basic	26,234,547	23,893,846
Common - diluted	26,234,547	23,893,846
Distribution declared per unit	$0.4338	$0.6675

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$17,946	$48,782
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps
Net income arising in the period	11,822	1,806
Reclassification adjustment related to loss (gain) realized in income	1,498	1,356
Net change in unrealized gain on interest rate swaps	13,320	3,162
Tax effect	(104)	(25)
	13,216	3,137
Foreign currency translation adjustment	34	37
Other comprehensive income	13,250	3,174
Comprehensive income	$31,196	$51,956

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Affiliated	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended March 31, 2021 and 2022
Balance at December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695
Net income	19,636	27,072	2,074	—	48,782
Other comprehensive income	—	—	—	3,174	3,174
Unit-based compensation	(1,374)	(1,895)	—	—	(3,269)
Distributions paid in cash	(6,672)	(8,645)	(2,074)	—	(17,391)
Common units issued in connection with annual bonus	1,461	2,014	—	—	3,475
Units withheld for employee tax obligations	(609)	(840)	—	—	(1,449)
Balance at March 31, 2021	$166,680	$(51,855)	$—	$(22,808)	$92,017

Balance at December 31, 2021	$62,090	$(111,175)	$—	$(16,497)	$(65,582)
Net income	4,573	13,373	—	—	17,946
Other comprehensive income	—	—	—	13,250	13,250
Distributions paid in cash	(2,900)	(8,480)	—	—	(11,380)
Balance at March 31, 2022	$63,763	$(106,282)	$—	$(3,247)	$(45,766)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$17,946	$48,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	9,143	9,523
(Gain) loss on sale of assets	(50)	(92)
Provision for doubtful accounts	(8)	65
Non-cash unit-based compensation	—	206
Deferred income taxes	1,579	(113)
Changes in assets and liabilities:
Accounts receivable	(81,137)	(28,271)
Inventories	136,227	67,184
Other assets	(82,063)	20,607
Fair value of commodity derivative instruments	84,106	(9,629)
Due to General Partner and affiliates	(1,632)	(2,794)
Accounts payable, accrued liabilities and other	8,812	(17,000)
Net cash provided by operating activities	92,923	88,468
Cash flows from investing activities
Purchases of property, plant and equipment	(2,789)	(2,131)
Proceeds from sale of assets	176	208
Net cash used in investing activities	(2,613)	(1,923)
Cash flows from financing activities
Net payments under credit agreements	(73,200)	(62,663)
Payments on finance leases and other obligations	(1,763)	(1,733)
Debt issuance costs	(70)	17
Distributions to unitholders	(11,380)	(17,391)
Units withheld for employee tax obligations	—	(1,450)
Net cash used in financing activities	(86,413)	(83,220)
Effect of exchange rate changes on cash balances held in foreign currencies	1	2
Net change in cash and cash equivalents	3,898	3,327
Cash and cash equivalents, beginning of period	669	3,771
Cash and cash equivalents, end of period	$4,567	$7,098
Supplemental disclosure of cash flow information
Cash paid for interest	$9,458	$7,722
Cash paid for taxes	$2,099	$4,104
Assets acquired under finance lease obligations	$691	$1,117
Cash paid for operating leases	$2,813	$2,537

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
On April 20, 2021, the Partnership and Hartree Partners, LP ("Hartree") announced that Sprague Holdings entered into an agreement to sell to Sprague HP Holdings, LLC (a wholly-owned subsidiary of Hartree) the interest of Sprague Holdings in the General Partner, the incentive distribution rights and all of the common units representing limited partner interests that Sprague Holdings owned in the Partnership (the “Transaction”). The Transaction was completed and effective on May 28, 2021 and the aggregate purchase price was $290.0 million, consisting of approximately $265.0 million attributable to the purchase of 16,058,484 common units and approximately $25.0 million attributable to the general partner interest and incentive distribution rights. The Partnership elected not to apply push-down accounting in its consolidated financial statements upon the change in control on May 28, 2021.
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

As of March 31, 2022, the Sponsor, through its ownership of Sprague Holdings, owned 19,548,849 common units representing 74.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
Basis of Presentation
The Condensed Consolidated Financial Statements include the accounts of the Partnership and its wholly-owned subsidiaries. Intercompany transactions between the Partnership and its subsidiaries have been eliminated. The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial information. As permitted under those rules, certain notes or other financial information that are normally required by U.S. generally accepted accounting principles (“GAAP”) to be included in annual financial statements have been condensed or omitted from these interim financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 4, 2022 (the “2021 Annual Report”).
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at March 31, 2022 and December 31, 2021, the consolidated results of operations for the three months ended March 31, 2022 and 2021, consolidated statement of changes in unitholders' equity for the three months ended March 31, 2022 and 2021, and the consolidated cash flows for the three months ended March 31, 2022 and 2021. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.

COVID-19

In 2022, a wide array of sectors continue to be affected by COVID-19, its variants and the related supply chain disruptions brought on by the pandemic, including but not limited to energy, transportation, manufacturing and commercial and retail businesses and global economic conditions continued to be volatile. With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021 and the first quarter of 2022, demand for refined products appears to have normalized. In order to continue to mitigate the effects of the pandemic, we continue to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of March 31, 2022. While market conditions for our products and services appear to have stabilized as compared to the onset of the pandemic, the pandemic remains fluid. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, the Partnership continues to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.

Significant Accounting Policies
The Partnership's significant accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies in the Partnership’s audited consolidated financial statements included in the 2021 Annual Report and are the same as are used in preparing these unaudited interim Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Partnership adopted this guidance on a prospective basis with regard to the Partnership's interest rate swaps. The guidance did not have a material impact on our financial position, results of operations or disclosures at transition, but we will continue to evaluate its impact on contracts modified on or before December 31, 2022.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended March 31,
	2022	2021
Net sales:
Refined products
Distillates	$1,372,085	$752,928
Gasoline	187,571	95,046
Heavy fuel oil and asphalt	107,174	68,227
Total refined products	$1,666,830	$916,201
Natural gas	125,844	102,575
Materials handling	13,093	12,046
Other operations	7,548	5,312
Net sales	$1,813,315	$1,036,134

Net sales by country:
United States	$1,712,379	$969,892
Canada	100,936	66,242
Net sales	$1,813,315	$1,036,134

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $8.6 million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively. A substantial portion of the contract liabilities as of December 31, 2021 remains outstanding as of March 31, 2022 as they are primarily deposits. The Partnership does not have any material contract assets as of March 31, 2022 or December 31, 2021.

3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.4 million and $10.5 million for the three months ended March 31, 2022 and 2021, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	March 31, 2022	December 31, 2021
Fair value of interest rate swaps, net of tax	$8,260	$(4,954)
Cumulative foreign currency translation adjustment	(11,507)	(11,543)
Accumulated other comprehensive loss, net of tax	$(3,247)	$(16,497)

5. Inventories

	March 31, 2022	December 31, 2021
Petroleum and related products	$298,079	$426,323
Coal	3,949	6,870
Natural gas	1,565	6,627
Inventories	$303,593	$439,820

6. Credit Agreement

	March 31, 2022	December 31, 2021
Working capital facilities	$424,503	$497,578
Acquisition facility	377,400	377,400
Total credit agreement	801,903	874,978
Less: current portion of working capital facilities	(424,503)	(497,578)
Long-term portion	$377,400	$377,400
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
As further described in Note 14, subsequent to the three months ended March 31, 2022, the Partnership amended the Credit Agreement to modify certain terms of the credit facility outlined below.
At March 31, 2022, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
At March 31, 2022, indebtedness under the Credit Agreement bore interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
At March 31, 2022, loans denominated in U.S. dollars, the alternate rate was the Base Rate which is the highest of (a) the U.S. Prime Rate as in effect from time to time, (b) the greater of the Federal Funds Effective Rate and the Overnight Bank Funding Rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%. For loans denominated in Canadian dollars, the alternate rate was the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
At March 31, 2022, the specified margins for the working capital revolving facilities varied based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans that bore interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.00% to 1.50% for loans that bore interest at the Base Rate and 2.00% to 2.50% for loans that bore interest at the Eurocurrency Rate.
At March 31, 2022, the specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
In addition, the Borrowers will incur a commitment fee on the unused portion of (x) the committed U.S. dollar revolving working capital facility and multicurrency revolving working capital facility that ranged from 0.375% to 0.500% per annum and (y) the revolving acquisition facility at a rate that ranged from 0.375% to 0.500% per annum. Overdue amounts bore interest at the applicable rates described above plus an additional margin of 2%.
The working capital facilities are subject to borrowing base reporting and as of March 31, 2022 and December 31, 2021, had a borrowing base of $750.0 million and $750.0 million, respectively. As of March 31, 2022 and December 31, 2021, outstanding letters of credit related to the working capital facilities were $74.6 million and $80.6 million, respectively. As of March 31, 2022 and December 31, 2021, outstanding letters of credit related to the acquisition facility were $24.3 million and $18.8 million, respectively. As of March 31, 2022, excess availability under the working capital facilities was $250.9 million and excess availability under the acquisition facility was $48.3 million.
The weighted average interest rate was 3.2% at both March 31, 2022 and December 31, 2021. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at March 31, 2022 and December 31, 2021 represents the amounts of the working capital facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2022.
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
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $31.0 million and $26.3 million for the three months ended March 31, 2022 and 2021, respectively. Through the General Partner, the Partnership participates in pension plans sponsored by Axel Johnson and an other post-retirement benefits plan, which was previously sponsored by Axel Johnson, but is now sponsored by the General Partner beginning in June 2021. At March 31, 2022 and December 31, 2021, total amounts due to the General Partner with respect to these benefits and overhead costs were $11.7 million and $13.4 million, respectively.
During the three months ended March 31, 2022, the Partnership made oil and natural gas product purchases from Hartree totaling $9.2 million and generated sales of natural gas products to Hartree of $0.6 million. There were no amounts recorded for tank fee and storage revenue for the three months ended March 31, 2022 as the lease agreement expired in 2021 and was not renewed. As of March 31, 2022, the Partnership is party to four credit guarantee arrangements with third party beneficiaries, totaling $70.0 million in credit support, for which Hartree acts as the guarantor.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three months ended March 31, 2022 and 2021, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $100.9 million and $66.2 million for the three months ended March 31, 2022 and 2021, respectively.
Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended March 31,
	2022	2021
Net sales:
Refined products	$1,666,830	$916,201
Natural gas	125,844	102,575
Materials handling	13,093	12,046
Other operations	7,548	5,312
Net sales	$1,813,315	$1,036,134
Adjusted gross margin (1):
Refined products	$54,126	$51,033
Natural gas	71,351	41,089
Materials handling	13,130	12,076
Other operations	2,922	2,013
Adjusted gross margin	141,529	106,211
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized (loss) gain on inventory (3)	(15,369)	26,257
Change in unrealized value on natural gas transportation contracts (4)	(41,923)	(21,116)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(23,235)	(19,232)
Selling, general and administrative	(28,720)	(25,239)
Depreciation and amortization	(8,126)	(8,482)
Operating income	24,156	58,399
Other income	(1)	2
Interest income	28	67
Interest expense	(10,572)	(8,815)
Income tax benefit (provision)	4,335	(871)
Net income	$17,946	$48,782

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
As of March 31, 2022, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of March 31, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of March 31, 2022 and December 31, 2021, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of March 31, 2022 and December 31, 2021, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of March 31, 2022
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$19,369	$—	$19,369	$—
Futures, swaps and options	262,813	262,813	—	—
Commodity derivatives	282,182	262,813	19,369	—
Interest rate swaps	8,579	—	8,579	—
Total derivative assets	$290,761	$262,813	$27,948	$—
Derivative liabilities:
Commodity fixed forwards	227,785	—	227,785	—
Futures, swaps and options	219,303	219,237	66	—
Commodity derivatives	447,088	219,237	227,851	—
Interest rate swaps	252	—	252	—
Total derivative liabilities	$447,340	$219,237	$228,103	$—

	As of December 31, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$25,793	$—	$25,793	$—
Futures, swaps and options	148,034	148,029	5	—
Commodity derivatives	173,827	148,029	25,798	—
Interest rate swaps	302	—	302	—
Total derivative assets	$174,129	$148,029	$26,100	$—
Derivative liabilities:
Commodity fixed forwards	176,602	—	176,602	—
Futures, swaps and options	78,026	77,948	78	—
Commodity derivatives	254,628	77,948	176,680	—
Interest rate swaps	5,295	—	5,295	—
Total derivative liabilities	$259,923	$77,948	$181,975	$—

Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially of all of the Partnership’s commodity derivative contracts outstanding as of March 31, 2022 will settle prior to September 30, 2023.
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
The Partnership’s derivative instruments are recorded at fair value, with changes in fair value recognized in net income each period. The Partnership’s fair value measurements are determined using the market approach and includes non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Partnership’s credit is considered for payable balances. In accordance with fair value standards under GAAP, there was an $8.8 million gain recorded during the three months ended March 31, 2022 associated with the quarterly fair value measurement of the credit risk associated with our refined product and natural gas derivative assets and liabilities.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of March 31, 2022 and December 31, 2021.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $122.0 million at March 31, 2022.

Information related to these offsetting arrangements is set forth below:

	As of March 31, 2022
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$282,182	$(168,805)	$(75,266)	$38,111
Interest rate swap derivative assets	8,579	—	—	8,579
Fair value of derivative assets	$290,761	$(168,805)	$(75,266)	$46,690

Commodity derivative liabilities	$(447,088)	$168,805	$50,883	$(227,400)
Interest rate swap derivative liabilities	(252)	—	—	(252)
Fair value of derivative liabilities	$(447,340)	$168,805	$50,883	$(227,652)

	As of December 31, 2021
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$173,827	$(77,927)	$(22,623)	$73,277
Interest rate swap derivative assets	302	—	—	302
Fair value of derivative assets	$174,129	$(77,927)	$(22,623)	$73,579

Commodity derivative liabilities	$(254,628)	$77,927	$1,313	$(175,388)
Interest rate swap derivative liabilities	(5,295)	—	—	(5,295)
Fair value of derivative liabilities	$(259,923)	$77,927	$1,313	$(180,683)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended March 31,
	2022	2021
Refined products contracts	$(133,059)	$(19,774)
Natural gas contracts	168,761	1,309
Total	$35,702	$(18,465)
There were no discretionary trading activities for the three months ended March 31, 2022 and 2021. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of March 31, 2022		As of December 31, 2021
	Refined Products (Barrels)	Natural Gas (MMBtus)	Refined Products (Barrels)	Natural Gas (MMBtus)
Long contracts	6,238	153,455	10,034	167,709
Short contracts	(8,565)	(88,610)	(14,483)	(98,152)

Interest Rate Derivatives
The Partnership has entered into interest rate swaps to manage its exposure to changes in interest rates on its Credit Agreement. The Partnership’s interest rate swaps hedge the actual and forecasted LIBOR borrowings and have been designated as cash flow hedges. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. The Partnership expects to continue to utilize interest rate swaps to hedge cash flow risk and to manage its exposure to LIBOR or Secured Overnight Financing Rate (SOFR) interest rates for the foreseeable future.
The Partnership's interest rate swap agreements outstanding as of March 31, 2022 were as follows:

Beginning	Ending	Notional Amount
January 2022	December 2022	425,000	*
January 2023	March 2023	475,000	*
April 2023	December 2023	450,000	*
January 2024	December 2024	500,000	**
January 2025	December 2026	450,000	**
January 2027	January 2027	300,000

* During the months of May through October, one interest rate swap agreement decreases by $100 million . This decrease is not reflected in the notional amount in the table above.
** During the months of May through October, two interest rate swap agreements decrease by $100 million each. These decreases are not reflected in the notional amount in the table above.
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of March 31, 2022, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $0.1 million.
10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

    The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During an audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $8.8 million of tax, including interest and penalties, for the period of 2007 to 2020. Similarly, since the filing, the Partnership has been assessed $10.5 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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
11. Equity and Equity-Based Compensation
Equity Awards - Performance-based Phantom Units
Effective March 5, 2021, the board of directors used its discretion to terminate all phantom unit awards granted in 2018, 2019 and 2020. In consideration for this termination, the board of directors paid a higher 2020 cash bonus, issued 172,702 vested common units to each of the Partnership's Named Executive Officers and certain other employees and issued new long-term incentive awards payable in units or cash which vest over a three-year service period. The 2020 cash bonus amounts were expensed during the year ended December 31, 2020 and accrued for as of December 31, 2020. The Partnership accounted for the cancellation of the previously outstanding phantom unit awards and the issuance of the vested units and long term incentive awards as a modification which resulted in immaterial incremental compensation expense.
Unit-based compensation is included in selling, general and administrative expenses. There was no unit-based compensation expense for the three months ended March 31, 2022 as compared to $0.2 million for the three months ended March 31, 2021. The Partnership didn't have any unrecognized compensation cost related to performance-based phantom units as of March 31, 2022.
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
There were no changes with respect to the Partnership's units for the three months ended March 31, 2022.

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
The weighted average common units outstanding used to compute net income per common unit for the three months ended March 31, 2022 and 2021 were 26,234,547 and 23,893,846, respectively. There was no dilutive effect on units for March 31, 2022 or March 31, 2021.

13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2021	February 9, 2022	$0.4338	$11,380	$—	$11,380

In addition, on April 25, 2022, the Partnership declared a cash distribution for the three months ended March 31, 2022, of $0.4338 per unit, totaling $11.4 million. Such distribution was paid on May 11, 2022, to unitholders of record on May 6, 2022.

14. Subsequent Events
On April 13, 2022, Sprague Operating Resources LLC (the “U.S. Borrower”) and Kildair Service ULC (the “Canadian Borrower” and, together with the U.S. Borrower, the “Borrowers”), wholly owned subsidiaries of the Partnership, entered into a second amendment to the second amended and restated credit agreement (the “Amendment”), which amended the second amended and restated credit agreement, dated May 19, 2020 (as previously amended, the “Credit Agreement”).
Upon the effective date, the Amendment (i) increased the (x) committed U.S. dollar revolving working capital facility from $465,000,000 to $535,900,000, (y) the uncommitted U.S. dollar revolving working capital facility from $200,000,000 to $255,000,000 and (z) committed multicurrency revolving working capital facility from $85,000,000 to $96,600,000, (ii) replaced the ability of the Borrowers to elect that borrowings accrue interest at the London Inter-Bank Offered Rate, plus a margin, with the ability of the Borrowers to elect that borrowings accrue interest at a forward-looking term rate based on the secured overnight financing rate (“Term Sour”), plus a margin and a Term SOFR spread adjustment, and (iii) extended the permitted expiration date of letters of credit from six months to one year after the applicable facility termination date.

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

When considering these forward-looking statements, please note that we provide additional cautionary discussion of risks and uncertainties in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2022 (the “2021 Annual Report”), in Part I, Item 1A “Risk Factors”, in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk”. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
The Partnership is one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 51 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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

As of March 31, 2022, our Sponsor, through its ownership of Sprague Holdings, owns 19,548,849 common units representing an aggregate of 74.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to a maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.

COVID-19

In 2022, a wide array of sectors continue to be affected by COVID-19, its variants and the related supply chain disruptions brought on by the pandemic, including but not limited to energy, transportation, manufacturing and commercial and retail businesses and global economic conditions continue to be volatile. With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021 and the first quarter of 2022, demand for refined products appears to have normalized. In order to continue to mitigate the effects of the pandemic, we continue to focus on the safety of employees and other stakeholders as well as initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of March 31, 2022. While market conditions for our products and services appear to have stabilized as compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly if the impact is more severe or longer in duration than the partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, we continue to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.

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
Trends and Factors that Impact our Business
In addition to the other information set forth in this report, please refer to our 2021 Annual Report for a discussion of the trends and factors that impact our business.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Net sales	$1,813,315	$1,036,134	$777,181	75%
Cost of products sold (exclusive of depreciation and amortization)	1,729,078	924,782	804,296	87%
Operating expenses	23,235	19,232	4,003	21%
Selling, general and administrative	28,720	25,239	3,481	14%
Depreciation and amortization	8,126	8,482	(356)	(4)%
Total operating costs and expenses	1,789,159	977,735	811,424	83%
Operating income	24,156	58,399	(34,243)	(59)%
Other income	(1)	2	(3)	(150)%
Interest income	28	67	(39)	(58)%
Interest expense	(10,572)	(8,815)	1,757	20%
Income before income taxes	13,611	49,653	(36,042)	(73)%
Income tax benefit (provision)	4,335	(871)	(5,206)	(598)%
Net income	$17,946	$48,782	$(30,836)	(63)%

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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating income	$24,156	$58,399
Operating costs and expenses not allocated to operating segments:
Operating expenses	23,235	19,232
Selling, general and administrative	28,720	25,239
Depreciation and amortization	8,126	8,482
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	15,369	(26,257)
Change in unrealized value on natural gas transportation contracts (2)	41,923	21,116
Total adjusted gross margin (3):	$141,529	$106,211
Adjusted Gross Margin by Segment:
Refined products	$54,126	$51,033
Natural gas	71,351	41,089
Materials handling	13,130	12,076
Other operations	2,922	2,013
Total adjusted gross margin	$141,529	$106,211
Reconciliation of Net Income to Adjusted EBITDA
Net income	$17,946	$48,782
Add/(deduct):
Interest expense, net	10,544	8,748
Tax provision	(4,335)	871
Depreciation and amortization	8,126	8,482
EBITDA (3):	$32,281	$66,883
Add/(deduct):
Change in unrealized loss (gain) on inventory (1)	15,369	(26,257)
Change in unrealized value on natural gas transportation contracts (2)	41,923	21,116
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries	—	(2)
Other adjustments (4)	31	35
Adjusted EBITDA	$89,604	$61,775
Other Data:
Ten Year Average Heating Degree Days (5)	2,586	2,606
Heating Degree Days (5)	2,603	2,539
Variance from average heating degree days	1%	(3)%
Variance from prior period heating degree days	3%	17%

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
(4)Represents accretion expense related to asset retirement obligations.
(5)For purposes of evaluating our results of operations, we use heating degree day amounts as reported by the NOAA Regional Climate Center. In order to incorporate recent average information and to reflect the geographic locations of our customer base, we report degree day information for Boston and New York City (weighted equally) with a historical average for the same geographic locations over the previous ten-year period.

Analysis of Operating Segments

Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	565,668	515,845	49,823	10%
Natural gas (MMBtus)	17,661	18,835	(1,174)	(6)%
Materials handling (short tons)	631	466	165	35%
Materials handling (gallons)	88,154	57,859	30,295	52%
Net Sales:
Refined products	$1,666,830	$916,201	$750,629	82%
Natural gas	125,844	102,575	23,269	23%
Materials handling	13,093	12,046	1,047	9%
Other operations	7,548	5,312	2,236	42%
Total net sales	$1,813,315	$1,036,134	$777,181	75%
Adjusted Gross Margin:
Refined products	$54,126	$51,033	$3,093	6%
Natural gas	71,351	41,089	30,262	74%
Materials handling	13,130	12,076	1,054	9%
Other operations	2,922	2,013	909	45%
Total adjusted gross margin	$141,529	$106,211	$35,318	33%
Adjusted Unit Gross Margin:
Refined products	$0.096	$0.099	$(0.003)	(3)%
Natural gas	$4.040	$2.182	$1.858	85%

Refined Products

Refined products net sales increased $750.6 million, or 82%, compared to the same period last year, with the 66% higher average sales price the key factor. Volumes were 10% higher, also contributing to the higher net sales. Prices were generally on an upward trend throughout the period as concern over inventory levels persisted. The price increases were particularly evident following the late February invasion of the Ukraine by Russia and the associated geopolitical unrest. Volume gains were higher for all product groups, with the increase the highest for distillates. The percentage increase in volume was particularly strong for transportation fuels, with Sprague’s gain for both gasoline and on-road diesel well above that for the overall United States. Residual fuel volumes were also higher during this time period, partly due to the escalation in prices of competing fuels such as natural gas and coal.

Refined products adjusted gross margin increased $3.1 million, or 6%, compared to the same period last year as a result of the higher volumes. Overall unit margins were 3% lower compared to the same period last year due to less attractive conditions to purchase, store, and hedge oil inventory as well as margin pressure in the escalating price environment. These negative factors were particularly impactful to our Canadian operations.

Natural Gas

Natural gas net sales increased $23.3 million, or 23%, compared to the same period last year due to a 31% gain in average sales price. Volumes declined by 6% compared to the same period last year partially offsetting the impact of the higher prices on net sales.

Natural gas adjusted gross margin increased $30.3 million, or 74%, compared to the same period last year due to an increase in adjusted unit gross margins. The gain in adjusted unit gross margins reflect higher prices and generally more volatile market conditions compared to last year, impacted by periods of cold weather and geopolitical tension following the invasion of Ukraine by Russia. Price increases and higher volatility occurred in the cash as well as the forward markets leading to supply, inventory, and forward position optimization opportunities. In addition, in accordance with fair value standards under GAAP, there was an $8.4 million gain associated with the quarterly fair value measurement of the credit risk associated with our natural gas derivative assets and liabilities.

Materials Handling

Materials handling net sales and adjusted gross margin were $1.1 million, or 9% higher than the same period last year. The gain was mostly due to an increase in the Canadian operations, reflecting a higher level of 3rd-party storage. Margins in the U.S. operations were up slightly at $0.1 million higher than last year, with gains in salt, pulp, and general stevedoring requirements more than offsetting a decline in asphalt. The largest changes were the reduction in asphalt margin because of the sale of the Oswego, NY terminal in late April 2021 and the termination of the asphalt contract at the Everett, MA terminal at the end of 2021 and the gain due to the higher salt margin following the low activity last year.

Other Operations

Net sales from other operations increased $2.2 million, or 42%, driven primarily by higher coal volumes and prices compared to the same period last year. The increased coal prices reflect the higher price environment for this commodity that began in the latter part of 2021 as well as a further spike in prices following the Russian invasion of the Ukraine in late February. Adjusted gross margin was $0.9 million or 45% higher than last year, due largely to increased coal margins, with a higher contribution from the Canadian trucking operations also a factor.

Operating Costs and Expenses
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021

	Three Months Ended March 31,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses	$23,235	$19,232	$4,003	21%
Selling, general and administrative	$28,720	$25,239	$3,481	14%
Depreciation and amortization	$8,126	$8,482	$(356)	(4)%
Interest expense, net	$10,544	$8,748	$1,796	21%
Operating Expenses. Operating expenses increased $4.0 million, or 21%, compared to the same period last year, primarily reflecting an increase of $1.1 million of insurance related costs, $1.0 million of utilities, $0.8 million of employee related costs, $0.6 million of stockpile and boiler fuel expenses, and $0.3 million of vehicle fuel expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $3.5 million, or 14%, compared to the same period last year largely driven by an increase of $1.6 million in legal expenses, $0.7 million in sales commissions, $0.5 million in incentive compensation expense, $0.2 million in insurance related costs, and $0.2 million in employee related costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense was offset by decreased amortization expense.
Interest Expense, net. Interest expense, net increased $1.8 million, or 21%, compared to the same period last year primarily due to increased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At March 31, 2022, we had a working capital deficit of $99.6 million.

As of March 31, 2022, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $250.9 million and the undrawn borrowing capacity under the acquisition facility was $48.3 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the three months ended March 31, 2022, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $413.8 million to a high of $564.9 million.
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
As further described in Note 14 to the condensed consolidated financial statements, subsequent to the three months ended March 31, 2022, the Partnership amended the Credit Agreement to modify certain terms of the credit facility outlined below.
At March 31, 2022, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

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
At March 31, 2022, indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the LIBOR Rate for loans denominated in U.S. dollars and CDOR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
At March 31, 2022, for loans denominated in U.S. dollars, the alternate rate is the Base Rate which is the highest of (a) the U.S. Prime Rate as in effect from time to time, (b) the greater of the Federal Funds Effective Rate and the Overnight Bank Funding Rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.

At March 31, 2022, for loans denominated in Canadian dollars, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
At March 31, 2022, the specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
At of March 31, 2022, the specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at March 31, 2022.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Three Months Ended March 31,
2022	$826	$1,963	$2,789
2021	$798	$1,333	$2,131

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$92,923	$88,468
Net cash used in investing activities	$(2,613)	$(1,923)
Net cash used in financing activities	$(86,413)	$(83,220)
Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2022 was $92.9 million. Cash inflows for the period were the result of an increase of $8.8 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases, a decrease of $136.2 million in inventories primarily due to less attractive market conditions to purchase, store and hedge oil compared to last year, $84.1 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period and net income of $17.9 million. These inflows were partially offset by cash outflows as a result of an increase of $81.1 million in accounts receivable and an increase of $82.1 million in other assets driven by changes in collateral.
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

Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $2.6 million and primarily resulted from $0.8 million related to expansion capital expenditures and $2.0 million related to maintenance capital expenditure projects across our terminal system.
Net cash used in investing activities for the three months ended March 31, 2021 was $1.9 million, and primarily resulted from $0.8 million related to expansion capital expenditures and $1.3 million related to maintenance capital expenditures projects across our terminal system.

Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $86.4 million, and primarily resulted from $73.2 million of payments under our Credit Agreement due to financing requirements and distributions of $11.4 million.
Net cash used in financing activities for the three months ended March 31, 2021 was $83.2 million, and primarily resulted from 62.7 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $17.4 million.

Impact of Inflation

While inflation in the United States and Canada has been relatively low in recent years, it has accelerated in the last 12 months. Although we do not believe that inflation had a material impact on our results of operations or financial position for the three months ended March 31, 2022 and 2021, a high rate of inflation in the future may have an adverse effect on our operating results depending upon how inflationary pressure impacts the sales price of our products versus the product costs and operating expenses necessary to generate and support the selling of these products. In addition, inflation could materially increase the interest rates on our borrowings under our Credit Agreement or any future debt.
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
The significant accounting policies and estimates that have been adopted and followed in the preparation of our Condensed Consolidated Financial Statements are detailed in Note 1 - Description of Business and Summary of Significant Accounting Policies included in our 2021 Annual Report. There have been no changes in these policies and estimates that had a significant impact on the financial condition and results of operations for the periods covered in this Quarterly Report.
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

	Three Months Ended March 31,
	(in thousands)
	2022	2021
Refined products contracts	$(133,059)	$(19,774)
Natural gas contracts	168,761	1,309
Total	$35,702	$(18,465)
Substantially all of our commodity derivative contracts outstanding as of March 31, 2022 will settle prior to September 30, 2023.

Interest Rate Risk
We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable LIBOR interest rate payable under our Credit Agreement for fixed LIBOR or SOFR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels.
Our interest rate swap agreements outstanding as of March 31, 2022 were as follows (in thousands):

Beginning	Ending	Notional Amount
January 2022	December 2022	425,000	*
January 2023	March 2023	475,000	*
April 2023	December 2023	450,000	*
January 2024	December 2024	500,000	**
January 2025	December 2026	450,000	**
January 2027	January 2027	300,000

* During the months of May through October, one interest rate swap agreement decreases by $100 million. This decrease is not reflected in the notional amount in the table above.
** During the months of May through October, two interest rate swap agreements decrease by $100 million each. These decreases are not reflected in the notional amount in the table above.
During the two year period ended March 31, 2022 we hedged approximately 73% of our floating rate debt with fixed-for-floating interest rate swaps. We expect to continue to utilize interest rate swaps to manage our exposure to LIBOR or SOFR interest rates. Based on a sensitivity analysis for the twelve months ended March 31, 2022, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would have increased approximately $5.2 million and decreased approximately $0.1 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of March 31, 2022:

	As of March 31, 2022
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$19,369	$—	$19,369	$—
Futures, swaps and options	262,813	262,813	—	—
Commodity derivatives	282,182	262,813	19,369	—
Interest rate swaps	8,579	—	8,579	—
Total derivative assets	$290,761	$262,813	$27,948	$—
Derivative liabilities:
Commodity fixed forwards	227,785	—	227,785	—
Futures, swaps and options	219,303	219,237	66	—
Commodity derivatives	447,088	219,237	227,851	—
Interest rate swaps	252	—	252	—
Total derivative liabilities	$447,340	$219,237	$228,103	$—

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
As of March 31, 2022, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Other than the risk factors set forth in this report and below, there have been no material changes from the risk factors discussed in Part I, Item 1A “Risk Factors” included in our 2021 Annual Report. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition, and the price of our common units.

The Partnership operates in a competitive environment in which operating and market risk exposure may be impacted by global events.
In February 2022, Russia invaded Ukraine resulting in the United States, Canada, the European Union and other countries imposing economic sanctions on Russia. These actions have not had and are not expected to have a material impact on the Partnership’s financial condition or results of operations. However, the fluidity and continuation of the conflict may result in additional economic sanctions and other impacts which could have a negative impact on the Partnership’s financial condition, results of operations and cash flows. These include inflationary pressures on raw materials and energy; supply chain and logistics disruptions; volatility in interest rates; and, heightened cybersecurity threats.

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

10.1
Second Amendment dated April 13, 2022, to Second Amended and Restated Credit Agreement, dated May 19, 2020, among Sprague Operating Resources LLC, as U.S. Borrower, Kildair Service ULC, as Canadian Borrower, the several lenders parties thereto, MUFG Bank Ltd., as administrative agent, the co-syndication agents, the co-collateral agents and the co-documentation agents party thereto (incorporated by reference to Exhibit 10.1 of Sprague Resources LP's Current Report on Form 8-K filed April 13, 2022 (File No. 001-36167)).

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

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: May 5, 2022		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)