Form 10-Q
period 2022-06-30
Sprague Resources LP
filed 2022-08-04
CIK 1525287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The registrant had 26,238,232 common units outstanding as of August 4, 2022.

Part I – FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements
Sprague Resources LP
Condensed Consolidated Balance Sheets
(in thousands except unit amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,449	$669
Accounts receivable, net	279,323	280,407
Inventories	239,144	439,820
Fair value of derivative assets	243,426	141,018
Other current assets	23,188	22,066
Total current assets	791,530	883,980
Fair value of derivative assets, long-term	55,447	33,111
Property, plant and equipment, net	317,818	323,630
Intangibles, net	30,974	34,007
Other assets, net	23,464	28,490
Goodwill	115,036	115,037
Total assets	$1,334,269	$1,418,255
Liabilities and unitholders’ equity
Current liabilities:
Accounts payable	$135,659	$193,843
Accrued liabilities	142,815	76,667
Fair value of derivative liabilities	365,681	195,508
Due to General Partner	10,485	11,077
Current portion of working capital and acquisition facilities	647,941	497,578
Current portion of other obligations	8,642	8,594
Total current liabilities	1,311,223	983,267
Commitments and contingencies
Acquisition facility	—	377,400
Fair value of derivative liabilities, long-term	66,785	64,415
Other obligations, less current portion	28,481	31,664
Operating lease liabilities, less current portion	7,879	11,067
Due to General Partner	2,564	2,291
Deferred income taxes	12,497	13,733
Total liabilities	1,429,429	1,483,837
Unitholders’ equity:
Common unitholders - public (6,689,383 and 6,685,698 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	49,241	62,090
Common unitholders - affiliated (19,548,849 and 19,548,849 units issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)	(148,514)	(111,175)
Accumulated other comprehensive loss, net of tax	4,113	(16,497)
Total unitholders’ equity	(95,160)	(65,582)
Total liabilities and unitholders’ equity	$1,334,269	$1,418,255

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Operations
(in thousands except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,278,310	$657,672	$3,091,625	$1,693,805
Cost of products sold (exclusive of depreciation and amortization)	1,261,935	659,803	2,991,013	1,584,585
Operating expenses	22,092	19,148	45,327	38,379
Selling, general and administrative	21,941	16,719	50,661	41,958
Depreciation and amortization	8,049	8,258	16,175	16,741
Total operating costs and expenses	1,314,017	703,928	3,103,176	1,681,663
Other operating income	—	9,725	—	9,725
Operating (loss) income	(35,707)	(36,531)	(11,551)	21,867
Other (loss) income	—	—	(1)	2
Interest income	115	77	143	143
Interest expense	(9,242)	(8,587)	(19,814)	(17,402)
(Loss) income before income taxes	(44,834)	(45,041)	(31,223)	4,610
Income tax (provision) benefit	(461)	(562)	3,874	(1,433)
Net (loss) income	(45,295)	(45,603)	(27,349)	3,177
Limited partners' interest in net (loss) income	$(45,295)	$(45,603)	$(27,349)	$3,177

Net (loss) income per limited partner unit:
Common - basic	$(1.73)	$(1.74)	$(1.04)	$0.13
Common - diluted	$(1.73)	$(1.74)	$(1.04)	$0.13
Units used to compute net income per limited partner unit:
Common - basic	26,236,612	26,226,255	26,235,585	25,066,494
Common - diluted	26,236,612	26,226,255	26,235,585	25,066,494
Distribution declared per unit	$0.4338	$0.6675	$0.8676	$1.3350

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(45,295)	$(45,603)	$(27,349)	$3,177
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps
Net income (loss) arising in the period	6,446	(208)	18,268	1,598
Reclassification adjustment related to loss (gain) realized in income	1,044	1,459	2,543	2,815
Net change in unrealized gain on interest rate swaps	7,490	1,251	20,811	4,413
Tax effect	(58)	(10)	(162)	(34)
	7,432	1,241	20,649	4,379
Foreign currency translation adjustment	(72)	42	(39)	78
Other comprehensive income	7,360	1,283	20,610	4,457
Comprehensive (loss) income	$(37,935)	$(44,320)	$(6,739)	$7,634

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Unitholders’ Equity
(in thousands)

	Common- Public	Common- Affiliated	Incentive Distribution Rights	Accumulated Other Comprehensive Loss	Total

Three Months Ended June 30, 2021 and 2022
Balance at March 31, 2021	$166,680	$(51,855)	$—	$(22,808)	$92,017
Net loss	(16,346)	(29,257)	—	—	(45,603)
Other comprehensive income	—	—	—	1,283	1,283
Distributions paid in cash	(6,787)	(10,719)	—	—	(17,506)
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Balance at June 30, 2021	$112,626	$(60,910)	$—	$(21,525)	$30,191

Balance at March 31, 2022	$63,763	$(106,282)	$—	$(3,247)	$(45,766)
Net loss	(11,544)	(33,751)	—	—	(45,295)
Other comprehensive income	—	—	—	7,360	7,360
Unit-based compensation	(78)	—	—	—	(78)
Distributions paid in cash	(2,900)	(8,481)	—	—	(11,381)
Balance at June 30, 2022	$49,241	$(148,514)	$—	$4,113	$(95,160)

Six Months Ended June 30, 2021 and 2022
Balance at December 31, 2020	$154,238	$(69,561)	$—	$(25,982)	$58,695
Net income	3,289	(2,186)	2,074	—	3,177
Other comprehensive income	—	—	—	4,457	4,457
Unit-based compensation	(1,373)	(1,894)	—	—	(3,267)
Distributions paid in cash	(13,459)	(19,364)	(2,074)	—	(34,897)
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(30,921)	30,921	—	—	—
Common units issued in connection with annual bonus	1,461	2,014	—	—	3,475
Units withheld for employee tax obligations	(609)	(840)	—	—	(1,449)
Balance at June 30, 2021	$112,626	$(60,910)	$—	$(21,525)	$30,191

Balance at December 31, 2021	$62,090	$(111,175)	$—	$(16,497)	$(65,582)
Net (loss)	(6,971)	(20,378)	—	—	(27,349)
Other comprehensive income	—	—	—	20,610	20,610
Unit-based compensation	(78)	—	—	—	(78)
Distributions paid in cash	(5,800)	(16,961)	—	—	(22,761)
Balance at June 30, 2022	$49,241	$(148,514)	$—	$4,113	$(95,160)

The accompanying notes are an integral part of these financial statements.

Sprague Resources LP
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(27,349)	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (includes amortization of deferred debt issuance costs)	18,362	19,297
(Gain) loss on sale of assets	(83)	(9,840)
Provision for doubtful accounts	(20)	98
Non-cash unit-based compensation	(78)	208
Deferred income taxes	(1,399)	(246)
Changes in assets and liabilities:
Accounts receivable	1,105	34,716
Inventories	200,676	52,888
Other assets	2,574	54,266
Fair value of commodity derivative instruments	68,610	29,933
Due to General Partner and affiliates	(319)	(6,295)
Accounts payable, accrued liabilities and other	4,126	(19,050)
Net cash provided by operating activities	266,205	159,152
Cash flows from investing activities
Purchases of property, plant and equipment	(6,582)	(5,799)
Proceeds from sale of assets	218	11,125
Net cash (used in) provided by investing activities	(6,364)	5,326
Cash flows from financing activities
Net payments under credit agreements	(226,941)	(117,383)
Payments on finance leases and other obligations	(3,499)	(3,335)
Debt issuance costs	(857)	(4,430)
Distributions to unitholders	(22,761)	(34,897)
Units withheld for employee tax obligations	—	(1,450)
Net cash (used in) financing activities	(254,058)	(161,495)
Effect of exchange rate changes on cash balances held in foreign currencies	(3)	(4)
Net change in cash and cash equivalents	5,780	2,979
Cash and cash equivalents, beginning of period	669	3,771
Cash and cash equivalents, end of period	$6,449	$6,750
Supplemental disclosure of cash flow information
Cash paid for interest	$18,065	$14,476
Cash paid for taxes	$3,583	$6,165
Assets acquired under finance lease obligations	$912	$1,580
Cash paid for operating leases	$3,713	$3,068

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
On June 2, 2022, in response to an unsolicited non-binding proposal received from Hartree on January 11, 2022 and following negotiations between Hartree and the conflicts committee of the board of directors of the Partnership, the Partnership, and its General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sprague Holdings and Sparrow HP Merger Sub, LLC (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of the General Partner and Hartree (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit, other than those held by Sprague Holdings or its permitted transferees, will be converted into the right to receive $19.00 per common unit in cash without any interest thereon (the “Merger Consideration”). The common units and incentive distribution rights in the Partnership held by Sprague Holdings and its permitted transferees and the General Partner immediately prior to the effective time of the Merger shall be unaffected by the Merger and shall remain outstanding. The closing of the transactions contemplated by the Merger Agreement are expected to occur in the third quarter of 2022.
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
As of June 30, 2022, the Sponsor, through its ownership of Sprague Holdings, owned 19,548,849 common units representing 74.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights ("IDRs") that entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
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
The Condensed Consolidated Financial Statements included herein reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the Partnership’s consolidated financial position at June 30, 2022 and December 31, 2021, the consolidated results of operations for the three and six months ended June 30, 2022 and 2021, consolidated statement of changes in unitholders' equity for the three and six months ended June 30, 2022 and 2021, and the consolidated cash flows for the six months ended June 30, 2022 and 2021. The unaudited results of operations for the interim periods reported are not necessarily indicative of results to be expected for the full year. Demand for some of the Partnership’s refined petroleum products, specifically heating oil and residual oil for space heating purposes, and to a lesser extent natural gas, are generally higher during the first and fourth quarters of the calendar year which may result in significant fluctuations in the Partnership’s quarterly operating results.
Going Concern Assessment

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, the Partnership is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Partnerships’s management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Partnerships’s ability to continue as a going concern. The mitigating effect of the Partnerships’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Partnership’s Credit Agreement matures on May 19, 2023 and has not been renewed as of the date of the issuance of these condensed consolidated financial statements. On June 2, 2022, the Partnership entered in a Merger Agreement with Sprague Holdings and Merger Sub, pursuant to which Sprague Holdings will acquire the common units that it does not already own. As the Merger Agreement is subject to customary closing conditions and because the pending Merger may affect how, or if, the Partnership elects to obtain a maturity extension, management has deferred the process to extend the maturity date of its Credit Agreement..

While we plan to renew or extend the terms of the Credit Agreement prior to the stated maturity date, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so. Accordingly, the Partnership concluded that there is substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or other amounts and classifications of liabilities, other than obligations under the Credit Agreement classified as current, that might result from the outcome of the uncertainties described above.

COVID-19

In 2022, a wide array of sectors continue to be affected by COVID-19, its variants and the related supply chain disruptions brought on by the pandemic, including but not limited to energy, transportation, manufacturing and commercial and retail businesses and global economic conditions continued to be volatile. With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021 and through the second quarter of 2022, demand for refined products appears to have normalized. In order to continue to mitigate the effects of the pandemic, we continue to focus on the safety of employees and other stakeholders as well as a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of June 30, 2022. While market conditions for our products and services appear to have stabilized as compared to the onset of the pandemic, the pandemic remains fluid. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly, if the impact is more severe or longer in duration than the Partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, the Partnership continues to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.
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

Further disaggregation of net sales by business segment and geographic destination is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Refined products
Distillates	$800,013	$410,551	$2,172,098	$1,163,478
Gasoline	314,309	124,550	501,880	219,596
Heavy fuel oil and asphalt	74,891	54,041	182,065	122,268
Total refined products	$1,189,213	$589,142	$2,856,043	$1,505,342
Natural gas	70,510	51,360	196,354	153,935
Materials handling	12,871	12,725	25,964	24,771
Other operations	5,716	4,445	13,264	9,757
Net sales	$1,278,310	$657,672	$3,091,625	$1,693,805

Net sales by country:
United States	$1,178,954	$584,726	$2,891,332	$1,554,617
Canada	99,356	72,946	200,293	139,188
Net sales	$1,278,310	$657,672	$3,091,625	$1,693,805

Contract Balances

    Contract liabilities primarily relate to advances or deposits received from the Partnership's customers before revenue is recognized. These amounts are included in accrued liabilities and amounted to $9.3 million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively. A substantial portion of the contract liabilities as of December 31, 2021 remains outstanding as of June 30, 2022 as they are primarily deposits. The Partnership does not have any material contract assets as of June 30, 2022 or December 31, 2021.

3. Leases

    From a lessor perspective, the Partnership has entered into various throughput and materials handling arrangements with customers. These arrangements are accounted for as operating leases as determined by the use terms and rights outlined in the underlying agreements. The throughput contracts are agreements with refined products wholesalers that use the Partnership’s terminal facilities for a fee. The materials handling contracts are arrangements involving rentals of dedicated tanks, pads, land and small office locations for the purposes of storage, parking and other related uses. Income related to the operating leases with the Partnership as the lessor, as described above, totaled $9.3 million and $9.8 million for the three months ended June 30, 2022 and 2021, respectively, and $18.7 million and $20.3 million for the six months ended June 30, 2022 and 2021, respectively.

4. Accumulated Other Comprehensive Loss, Net of Tax
Amounts included in accumulated other comprehensive loss, net of tax, consisted of the following:

	June 30, 2022	December 31, 2021
Fair value of interest rate swaps, net of tax	$15,694	$(4,954)
Cumulative foreign currency translation adjustment	(11,581)	(11,543)
Accumulated other comprehensive loss, net of tax	$4,113	$(16,497)

5. Inventories

	June 30, 2022	December 31, 2021
Petroleum and related products	$230,705	$426,323
Coal	2,156	6,870
Natural gas	6,283	6,627
Inventories	$239,144	$439,820

6. Credit Agreement

	June 30, 2022	December 31, 2021
Working capital facilities	$290,541	$497,578
Acquisition facility	357,400	377,400
Total credit agreement	647,941	874,978
Less: current portion of working capital facilities	(647,941)	(497,578)
Long-term portion	$—	$377,400
On April 13, 2022, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair Service ULC (the "Canadian Borrower" and, together with the U.S. Borrower, the "Borrowers"), wholly owned subsidiaries of the Partnership, entered into a second amendment (the "Second Amendment") to the second amended and restated credit agreement, dated as of May 19, 2020 (the "Original Credit Agreement," the Original Credit Agreement as amended by the first amendment on May 11, 2021 and the Second Amendment, (the "Credit Agreement"). Upon the effective date, the Second Amendment increased the committed U.S. dollar revolving working capital facility from $465.0 million to $535.9 million, the uncommitted U.S. dollar revolving working capital facility from $200.0 million to $255.0 million, and the multicurrency revolving working capital facility from $85.0 million to $96.6 million. In addition, the Second Amendment included transition changes from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR spread adjustment ("Term SOFR") and extended the permitted expiration of letters of credit from six months to one year after the applicable facility termination date. The Second Amendment was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. The Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the "Subsidiary Guarantors") are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the "Loan Parties").
At June 30, 2022, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•A committed U.S. dollar revolving working capital facility of up to $535.9 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•An uncommitted U.S. dollar revolving working capital facility of up to $255.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;
•A multicurrency revolving working capital facility of up to $96.6 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
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
At June 30, 2022, indebtedness under the Credit Agreement bore interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the Term SOFR Rate for loans denominated in U.S. dollars and Term SOFR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
At June 30, 2022, loans denominated in U.S. dollars, the alternate rate was the Base Rate which is the highest of (a) the U.S. Prime Rate as in effect from time to time, (b) the greater of the Federal Funds Effective Rate and the Overnight Bank

Funding Rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%. For loans denominated in Canadian dollars, the alternate rate was the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
At June 30, 2022, the specified margins for the revolving working capital facilities varied based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility ranged from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility ranged from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans that bore interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility ranged from 1.00% to 1.50% for loans that bore interest at the Base Rate and 2.00% to 2.50% for loans that bore interest at the Eurocurrency Rate.
At June 30, 2022, the specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
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
The working capital facilities are subject to borrowing base reporting and as of June 30, 2022 and December 31, 2021, had a borrowing base of $591.3 million and $750.0 million, respectively. As of June 30, 2022 and December 31, 2021, outstanding letters of credit related to the working capital facilities were $76.9 million and $80.6 million, respectively. As of June 30, 2022 and December 31, 2021, outstanding letters of credit related to the acquisition facility were $19.6 million and $18.8 million, respectively. As of June 30, 2022, excess availability under the working capital facilities was $223.9 million and excess availability under the acquisition facility was $73.0 million.
The weighted average interest rate was 4.3% at June 30, 2022 and 3.2% at December 31, 2021. No amounts are due under the Credit Agreement until the maturity date. However, the current portion at June 30, 2022 represents both the amounts of the working capital facility and the acquisition facility.
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to fixed-charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2022.
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
7. Related Party Transactions
The General Partner charges the Partnership for the reimbursements of employee costs and related employee benefits and other overhead costs supporting the Partnership’s operations which amounted to $23.0 million and $20.2 million for the three months ended June 30, 2022 and 2021, and $54.0 million and $46.5 million for the six months ended June 30, 2022 and 2021, respectively. Through the General Partner, the Partnership participates in pension plans sponsored by Axel Johnson, in which the General Partner has indemnified the Partnership of any future payments to maintain these plans, as well as an other post-retirement benefits plan, which was previously sponsored by Axel Johnson, but is now sponsored by the General Partner beginning in June 2021. At June 30, 2022 and December 31, 2021, total amounts due to the General Partner with respect to these benefits and overhead costs were $13.0 million and $13.4 million, respectively.
During the three and six months ended June 30, 2022, the Partnership made oil and natural gas product purchases from Hartree totaling $49.7 million and $58.8 million, respectively, and generated sales of natural gas products to Hartree of $2.1 million and $2.8 million, respectively. There were no amounts recorded for tank fee and storage revenue for the three and six months ended June 30, 2022 as the lease agreement expired in 2021 and was not renewed. As of June 30, 2022, the Partnership is party to four credit guarantee arrangements with third party beneficiaries, totaling $73.0 million in credit support, for which Hartree acts as the guarantor.
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
The Partnership had no single customer that accounted for more than 10% of total net sales for the three and six months ended June 30, 2022 and 2021, respectively. The Partnership’s foreign sales, primarily sales of refined products and natural gas to its customers in Canada, were $99.4 million and $72.9 million for the three months ended June 30, 2022 and 2021, respectively, and $200.3 million and $139.2 million for the six months ended June 30, 2022 and 2021, respectively.

Summarized financial information for the Partnership's reportable segments is presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Refined products	$1,189,213	$589,142	$2,856,043	$1,505,342
Natural gas	70,510	51,360	196,354	153,935
Materials handling	12,871	12,725	25,964	24,771
Other operations	5,716	4,445	13,264	9,757
Net sales	$1,278,310	$657,672	$3,091,625	$1,693,805
Adjusted gross margin (1):
Refined products	$29,868	$27,165	$83,994	$78,198
Natural gas	5,755	(2,725)	77,106	38,364
Materials handling	12,799	12,694	25,929	24,770
Other operations	2,628	1,696	5,550	3,709
Adjusted gross margin	51,050	38,830	192,579	145,041
Reconciliation to operating income (2):
Add/(deduct):
Change in unrealized gain (loss) on inventory (3)	21,998	(5,369)	6,629	20,888
Change in unrealized value on natural gas transportation contracts (4)	(56,673)	(35,592)	(98,596)	(56,709)
Operating costs and expenses not allocated to operating segments:
Operating expenses	(22,092)	(19,148)	(45,327)	(38,379)
Selling, general and administrative	(21,941)	(16,719)	(50,661)	(41,958)
Depreciation and amortization	(8,049)	(8,258)	(16,175)	(16,741)
Other operating (loss) income	—	9,725	—	9,725
Operating (loss) income	(35,707)	(36,531)	(11,551)	21,867
Other income	—	—	(1)	2
Interest income	115	77	143	143
Interest expense	(9,242)	(8,587)	(19,814)	(17,402)
Income tax (provision) benefit	(461)	(562)	3,874	(1,433)
Net (loss) income	$(45,295)	$(45,603)	$(27,349)	$3,177

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
As of June 30, 2022, goodwill recorded for the refined products, natural gas, materials handling and other operations segments amounted to $71.4 million, $35.5 million, $6.9 million and $1.2 million, respectively.
9. Financial Instruments and Off-Balance Sheet Risk
As of June 30, 2022 and December 31, 2021, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short maturity of these instruments. As of June 30, 2022 and December 31, 2021, the carrying value of the Partnership’s margin deposits with brokers approximates fair value and consists of initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. As of June 30, 2022 and December 31, 2021, the carrying value of the Partnership’s debt approximated fair value due to the variable interest nature of these instruments.
The following table presents financial assets and financial liabilities of the Partnership measured at fair value on a recurring basis:

	As of June 30, 2022
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$21,203	$—	$21,203	$—
Futures, swaps and options	261,852	261,852	—	—
Commodity derivatives	283,055	261,852	21,203	—
Interest rate swaps	15,818	—	15,818	—
Total derivative assets	$298,873	$261,852	$37,021	$—
Derivative liabilities:
Commodity fixed forwards	274,141	—	274,141	—
Futures, swaps and options	158,325	158,260	65	—
Commodity derivatives	432,466	158,260	274,206	—
Interest rate swaps	—	—	—	—
Total derivative liabilities	$432,466	$158,260	$274,206	$—

	As of December 31, 2021
	Fair Value Measurement	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Derivative assets:
Commodity fixed forwards	$25,793	$—	$25,793	$—
Futures, swaps and options	148,034	148,029	5	—
Commodity derivatives	173,827	148,029	25,798	—
Interest rate swaps	302	—	302	—
Total derivative assets	$174,129	$148,029	$26,100	$—
Derivative liabilities:
Commodity fixed forwards	176,602	—	176,602	—
Futures, swaps and options	78,026	77,948	78	—
Commodity derivatives	254,628	77,948	176,680	—
Interest rate swaps	5,295	—	5,295	—
Total derivative liabilities	$259,923	$77,948	$181,975	$—

Commodity Derivative Instruments
The Partnership utilizes derivative instruments consisting of futures contracts, forward contracts, swaps, options and other derivatives individually or in combination, to mitigate its exposure to fluctuations in prices of refined petroleum products and natural gas. The use of these derivative instruments within the Partnership's risk management policy may, on a limited basis, generate gains or losses from changes in market prices. The Partnership enters into futures and over-the-counter (“OTC”) transactions either on regulated exchanges or in the OTC market. Futures contracts are exchange-traded contractual commitments to either receive or deliver a standard amount or value of a commodity at a specified future date and price, with some futures contracts based on cash settlement rather than a delivery requirement. Futures exchanges typically require margin deposits as security. OTC contracts, which may or may not require margin deposits as security, involve parties that have agreed either to exchange cash payments or deliver or receive the underlying commodity at a specified future date and price. The Partnership posts initial margin with futures transaction brokers, along with variation margin, which is paid or received on a daily basis, and is included in other current assets or other current liabilities. In addition, the Partnership may either pay or receive margin based upon exposure with counterparties. Payments made by the Partnership are included in other current assets, whereas payments received by the Partnership are included in accrued liabilities. Substantially of all of the Partnership’s commodity derivative contracts outstanding as of June 30, 2022 will settle prior to December 31, 2023.
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
The Partnership’s derivative instruments are recorded at fair value, with changes in fair value recognized in net income each period. The Partnership’s fair value measurements are determined using the market approach and includes non-performance risk and time value of money considerations. Counterparty credit is considered for receivable balances, and the Partnership’s credit is considered for payable balances. In accordance with fair value standards under GAAP, there was a $4.0 million gain and $12.8 million gain recorded during the three and six months ended June 30, 2022, respectively, associated with the quarterly fair value measurement of the credit risk associated with our refined product and natural gas derivative assets and liabilities. There were no such amounts recorded in 2021.
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
The Partnership does not offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against the fair value of derivative instruments executed with the same counterparty under the same master netting arrangement. The Partnership had no right to reclaim or obligation to return cash collateral as of June 30, 2022 and December 31, 2021.

The Partnership enters into derivative contracts with counterparties, some of which are subject to master netting arrangements, which allow net settlements under certain conditions. The Partnership presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The maximum amount of loss due to credit risk that the Partnership would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the net fair value of these financial instruments, exclusive of cash collateral, was $137.8 million at June 30, 2022.

Information related to these offsetting arrangements is set forth below:

	As of June 30, 2022
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$283,055	$(161,036)	$(86,281)	$35,738
Interest rate swap derivative assets	15,818	—	—	15,818
Fair value of derivative assets	$298,873	$(161,036)	$(86,281)	$51,556

Commodity derivative liabilities	(432,466)	161,036	—	(271,430)
Fair value of derivative liabilities	$(432,466)	$161,036	$—	$(271,430)

	As of December 31, 2021
		Gross Amount Not Offset in the Balance Sheet
	Gross Amount of Assets/Liabilities in the Balance Sheet	Financial Instruments	Cash Collateral Posted	Net Amount
Commodity derivative assets	$173,827	$(77,927)	$(22,623)	$73,277
Interest rate swap derivative assets	302	—	—	302
Fair value of derivative assets	$174,129	$(77,927)	$(22,623)	$73,579

Commodity derivative liabilities	$(254,628)	$77,927	$1,313	$(175,388)
Interest rate swap derivative liabilities	(5,295)	—	—	(5,295)
Fair value of derivative liabilities	$(259,923)	$77,927	$1,313	$(180,683)

The following table presents total realized and unrealized gains (losses) on derivative instruments utilized for commodity risk management purposes included in cost of products sold (exclusive of depreciation and amortization):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Refined products contracts	$(37,995)	$(19,503)	$(171,054)	$(39,277)
Natural gas contracts	4,112	(34,447)	172,873	(33,138)
Total	$(33,883)	$(53,950)	$1,819	$(72,415)
There were no discretionary trading activities for the three and six months ended June 30, 2022 and 2021. The following table presents gross volume of commodity derivative instruments outstanding for the periods indicated:

	As of June 30, 2022		As of December 31, 2021
	Refined Products (Barrels)	Natural Gas (MMBtus)	Refined Products (Barrels)	Natural Gas (MMBtus)
Long contracts	4,327	145,722	10,034	167,709
Short contracts	(4,983)	(88,320)	(14,483)	(98,152)

Interest Rate Derivatives
We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable SOFR interest rate payable under our Credit Agreement for fixed LIBOR or equivalent SOFR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to the Partnership’s interest rate swaps are large multinational banks and the Partnership does not believe there is a material risk of counterparty non-performance. The Partnership expects to continue to utilize interest rate swaps to hedge cash flow risk and to manage its exposure to SOFR interest rates for the foreseeable future.
The Partnership's interest rate swap agreements outstanding as of June 30, 2022 were as follows:

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
The Partnership records unrealized gains and losses on its interest rate swaps as a component of accumulated other comprehensive loss, net of tax, which is reclassified to earnings as interest expense when the payments are made. As of June 30, 2022, the amount of unrealized gains, net of tax, expected to be reclassified to earnings during the following twelve-month period was $5.2 million.
10. Commitments and Contingencies
Legal, Environmental and Other Proceedings

On July 26, 2022, a purported unitholder of the Partnership filed a lawsuit, entitled Mark Giddings vs. Sprague Resources LP, et al., in the United States District Court for the Southern District of New York. The plaintiff alleges that the preliminary information statement filed by the Partnership with the SEC on July 7, 2022, contains materially incomplete and misleading information and omits material information with respect to the Merger, rendering the preliminary information statement materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiff seeks, among other things, (i) injunctive relief enjoining the Merger, (ii) in the event the Merger is consummated, the rescission and setting aside of the Merger or an award of rescissory damages to the plaintiff (iii) an injunction directing the Partnership, the General Partner and our board of directors to disseminate an amended information statement that is not materially incomplete or misleading, and (iv) costs and attorneys’ fees. The Partnership believes that the claims asserted in this lawsuit are without merit and intends to defend itself against all claims. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

The Partnership is subject to a tax on sales made in Quebec from product it imports into the province. During an audit by the Quebec Energy Board (QEB) of the annual filings, the Partnership initiated legal action seeking a declaration to limit the applicability of the tax to direct imports, as well as the periods subject to review. Since filing this legal action in June 2018, the Partnership has been assessed $9.0 million of tax, including interest and penalties, for the period of 2007 to 2021. Similarly, since the filing, the Partnership has been assessed $10.3 million, including a 15% penalty and interest, from the Ministry of the Environment, and the Fight Against Climate Change (known as MELCC) under separate regulation that was in effect for the period from 2007 through 2014. The Partnership is disputing this assessment on the same basis as set out in the QEB legal action described above. The Partnership has accrued an amount which it believes to be a reasonable estimate of the low end of a range of loss related to these matters and such amount is not material to the consolidated financial statements.

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
Unit-based compensation is included in selling, general and administrative expenses. Unit-based compensation expense for the six months ended June 30, 2022 was $0.1 million as compared to $0.2 million for the six months ended June 30, 2021. The Partnership didn't have any unrecognized compensation cost related to performance-based phantom units as of June 30, 2022.
Equity - Changes in Partnership's Units
The following table provides information with respect to changes in the Partnership’s units:

	Common Units
	Public	Sprague Holdings
Balance as of December 31, 2020	9,995,069	12,951,236
Units issued in connection with employee bonus	172,702	—
Director vested awards	8,292	—
Units issued in conjunction with IDR Reset Election	—	3,107,248
Increase in affiliated units as a result of acquisition by Hartree Partners, LP	(2,115,365)	2,115,365
Increase in affiliated units as a result of change in beneficial ownership of Hartree Bulk Storage LLC	(1,375,000)	1,375,000
Balance as of December 31, 2021	6,685,698	19,548,849
Units issued in connection with employee awards	3,685	—
Balance as of June 30, 2022	6,689,383	19,548,849

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
The weighted average common units outstanding used to compute net income per common unit for the three months ended June 30, 2022 and 2021 were 26,236,612 and 26,226,255, respectively, and 26,235,585 and 25,066,494 for the six months ended June 30, 2022 and 2021, respectively. There was no dilutive effect on units for June 30, 2022 or June 30, 2021.
13. Partnership Distributions
The Partnership's partnership agreement sets forth the calculation to be used to determine the amount and priority of cash distributions that the common unitholders will receive.
Cash distributions for the periods indicated were as follows:

Quarter Ended	Payment Date	Per Unit	Common	IDR	Total
December 31, 2021	February 9, 2022	$0.4338	$11,380	$—	$11,380
March 31, 2022	May 11, 2022	$0.4338	$11,380	$—	$11,380

In addition, on July 25, 2022, the Partnership declared a cash distribution for the three months ended June 30, 2022, of $0.4338 per unit, totaling $11.4 million. Such distribution will be paid on August 10, 2022, to unitholders of record on August 5, 2022.

14. Subsequent Events
On July 26, 2022, a purported unitholder of the Partnership filed a lawsuit, entitled Mark Giddings vs. Sprague Resources LP, et al., in the United States District Court for the Southern District of New York. The plaintiff alleges that the preliminary information statement filed by the Partnership with the SEC on July 7, 2022, contains materially incomplete and misleading information and omits material information with respect to the Merger, rendering the preliminary information statement materially incomplete and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiff seeks, among other things, (i) injunctive relief enjoining the Merger, (ii) in the event the Merger is consummated, the rescission and setting aside of the Merger or an award of rescissory damages to the plaintiff (iii) an injunction directing the Partnership, the General Partner and our board of directors to disseminate an amended information statement that is not materially incomplete or misleading, and (iv) costs and attorneys’ fees. The Partnership believes that the claims asserted in this lawsuit are without merit and intends to defend itself against all claims. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

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
As used in this Quarterly Report, unless the context otherwise requires, effective May 28, 2021, references to "Sprague Resources," the "Partnership," "we," "our," "us," or like terms, refer to Sprague Resources LP and its subsidiaries; references to our "General Partner" refer to Sprague Resources GP LLC; references to "Hartree" or the "Sponsor" refer to Hartree Partners, LP and its controlled affiliates, collectively, other than Sprague Resources, its subsidiaries and its General Partner; and references to "Sprague Holdings" refer to Sprague HP Holdings, LLC, a wholly owned subsidiary of Hartree and the owner of our General Partner. Effective May 28, 2021, our General Partner is a wholly owned subsidiary of Hartree.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report and any information incorporated by reference, contains statements that we believe are “forward-looking statements”. Forward looking statements are statements that express our belief, expectations, estimates, or intentions, as well as those statements we make that are not statements of historical fact, including, among other things, statements relating to the Merger (as defined below) and the expected benefits thereof. Forward-looking statements provide our current expectations and contain projections of results of operations, or financial condition, and/ or forecasts of future events. Words such as “may”, “assume”, “forecast”, “position”, “seek”, “predict”, “strategy”, “expect”, “intend”, “plan”, “estimate”, “anticipate”, “believe”, “project”, “budget”, “outlook”, “potential”, “will”, “could”, “should”, or “continue”, and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties which could cause our actual results to differ materially from those contained in any forward-looking statement. Consequently, no forward-looking statements can be guaranteed. You are cautioned not to place undue reliance on any forward-looking statements.

Factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to: (i) our ability to complete the Merger in a timely manner, or at all; (ii) greater than expected operating costs, customer loss, business disruption and employee attrition as a result of the proposed Merger; (iii) diversion of management time on the proposed Merger and changes in management and other personnel before the closing of the Merger; (iv) changes in federal, state, local, and foreign laws or regulations including those that permit us to be treated as a partnership for federal income tax purposes, those that govern environmental protection and those that regulate the sale of our products to our customers; (v) changes in the marketplace for our products or services resulting from events such as dramatic changes in commodity prices, increased competition, increased energy conservation, increased use of alternative fuels and new technologies, changes in local, domestic or international inventory levels, seasonality, changes in supply, weather and logistics disruptions, or general reductions in demand; (vi) security risks including terrorism and cyber-risk, (vii) adverse weather conditions, particularly warmer winter seasons and cooler summer seasons, climate change, environmental releases and natural disasters; (viii) adverse local, regional, national, or international economic conditions, including but not limited to, public health crises that reduce economic activity, affect the demand for travel (public and private), as well as impacting costs of operation and availability of supply (including the coronavirus COVID-19 outbreak), unfavorable capital market conditions and detrimental political developments such as the inability to move products between foreign locales and the United States; (ix) nonpayment or nonperformance by our customers or suppliers; (x) shutdowns or interruptions at our terminals and storage assets or at the source points for the products we store or sell, disruptions in our labor force, as well as disruptions in our information technology systems; (xi) unanticipated capital expenditures in connection with the construction, repair, or replacement of our assets; (xii) our ability to integrate acquired assets with our existing assets and to realize anticipated cost savings and other efficiencies and benefits; (xiii) our ability to successfully complete our organic growth and acquisition projects and/or to realize the anticipated financial and operational benefits; and, (xiv) the inability to amend or extend the maturity of our Credit Agreement. These are not all of the important factors that could cause actual results to differ materially from those expressed in our forward-looking statements. Other known or unpredictable factors could also have material adverse effects on future results. Consequently, all of the forward-looking statements made in this Quarterly Report are qualified by these cautionary statements, and we cannot assure you that actual results or developments that we anticipate will be realized or, even if realized, will have the expected consequences to or effect on us or our business or operations. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report may not occur.

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
On June 2, 2022, in response to an unsolicited non-binding proposal received from Hartree on January 11, 2022, the Partnership, and our General Partner entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sprague Holdings and Sparrow HP Merger Sub, LLC (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our General Partner and Hartree (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit, other than those held by Sprague Holdings or its permitted transferees, will be converted into the right to receive $19.00 per Common Unit in cash without any interest thereon (the “Merger Consideration”). The common units and incentive distribution rights in the Partnership held by Sprague Holdings and its permitted transferees and the General Partner immediately prior to the effective time of the Merger shall be unaffected by the Merger and shall remain outstanding. The closing of the transactions contemplated by the Merger Agreement are expected to occur in the third quarter of 2022.
The Partnership is one of the largest independent wholesale distributors of refined products in the Northeast United States based on aggregate terminal capacity. We own, operate and/or control a network of refined products and materials handling terminals and storage facilities predominantly located in the Northeast United States from New York to Maine and in Quebec, Canada that have a combined storage tank capacity of approximately 14.3 million barrels for refined products and other liquid materials, as well as approximately 2.0 million square feet of materials handling capacity. We also have access to approximately 44 third-party terminals in the Northeast United States through which we sell or distribute refined products pursuant to rack, exchange and throughput agreements.
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

As of June 30, 2022, our Sponsor, through its ownership of Sprague Holdings, owns 19,548,849 common units representing an aggregate of 74.5% of the limited partner interest in the Partnership. Sprague Holdings also owns the General Partner, which in turn owns a non-economic interest in the Partnership. Sprague Holdings currently holds incentive distribution rights (“IDRs”) which entitle it to receive increasing percentages of the cash the Partnership distributes from distributable cash flow in excess of $0.7676 per unit per quarter, up to a maximum of 50.0%. The maximum distribution of 50% does not include any distributions that Sprague Holdings may receive on any limited partner units that it owns.
Going Concern Assessment and Management's Plans

Pursuant to FASB ASC 205-40, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, the Partnership is required to assess its ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, the Partnerships’s management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Partnerships’s ability to continue as a going concern. The mitigating effect of the Partnerships’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Partnership’s Credit Agreement matures on May 19, 2023 and has not been renewed as of the date of the issuance of these condensed consolidated financial statements. On June 2, 2022, the Partnership entered in a Merger Agreement with Sprague Holdings and Merger Sub, pursuant to which Sprague Holdings will acquire the common units that it does not already own. As the Merger Agreement is subject to customary closing conditions and because the pending Merger may affect how, or if, the Partnership elects to obtain a maturity extension, management has deferred the process to extend the maturity date of its Credit Agreement..

While we plan to renew or extend the terms of the Credit Agreement prior to the stated maturity date, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so. Accordingly, the Partnership concluded that there is substantial doubt about its ability to continue as a going concern for a period of at least twelve months from the date of issuance of these financial statements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts or other amounts and classifications of liabilities, other than obligations under the Credit Agreement classified as current, that might result from the outcome of the uncertainties described above.

COVID-19

In 2022, a wide array of sectors continue to be affected by COVID-19, its variants and the related supply chain disruptions brought on by the pandemic, including but not limited to energy, transportation, manufacturing and commercial and retail businesses and global economic conditions continue to be volatile. With the easing of restrictions, health advancements and other ongoing measures to alleviate the pandemic in 2021 and through the second quarter of 2022, demand for refined products appears to have normalized. In order to continue to mitigate the effects of the pandemic, we continue to focus on the safety of employees and other stakeholders as well as initiatives relating to cost reduction, liquidity and operating efficiencies.

The Partnership makes estimates and assumptions that affect the reported amounts on these consolidated financial statements and accompanying notes as of the date of the financial statements. The Partnership assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the allowance for credit losses, the carrying value of goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to the Partnership, as well as consideration of the future potential impacts of COVID-19, and its variants, on the Partnership’s business as of June 30, 2022. While market conditions for our products and services appear to have stabilized as compared to a year ago, the pandemic remains fluid, indicating that the full impact may not have been realized across our business and operations. The economic and operational landscape has been altered, and it is difficult to determine whether such changes are temporary or permanent, with challenges related to staffing, supply chain, and transportation globally. Accordingly if the impact is more severe or longer in duration than the partnership has assumed, such impact could potentially result in impairments and increases in credit allowances. As we strategize with regard to fiscal year 2022 and beyond, we continue to monitor the evolving impacts of COVID-19 and its variants closely and adapting our operations to changing demand patterns and the potential impact of the COVID-19 pandemic on future cash flows and access to adequate liquidity.

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
The following tables set forth information regarding our results of operations for the periods presented:

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Net sales	$1,278,310	$657,672	$620,638	94%
Cost of products sold (exclusive of depreciation and amortization)	1,261,935	659,803	602,132	91%
Operating expenses	22,092	19,148	2,944	15%
Selling, general and administrative	21,941	16,719	5,222	31%
Depreciation and amortization	8,049	8,258	(209)	(3)%
Total operating costs and expenses	1,314,017	703,928	610,089	87%
Other operating income	—	9,725	(9,725)	N/A
Operating loss	(35,707)	(36,531)	824	(2)%
Interest income	115	77	38	49%
Interest expense	(9,242)	(8,587)	(655)	8%
Loss before income taxes	(44,834)	(45,041)	207	—%
Income tax provision	(461)	(562)	101	(18)%
Net loss	$(45,295)	$(45,603)	$308	(1)%

	Six months ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Net sales	3,091,625	1,693,805	$1,397,820	83%
Cost of products sold (exclusive of depreciation and amortization)	2,991,013	1,584,585	1,406,428	89%
Operating expenses	45,327	38,379	6,948	18%
Selling, general and administrative	50,661	41,958	8,703	21%
Depreciation and amortization	16,175	16,741	(566)	(3)%
Total operating costs and expenses	3,103,176	1,681,663	2,819,333	168%
Other operating income	—	9,725	(9,725)	N/A
Operating (loss) income	(11,551)	21,867	(33,418)	(153)%
Other (loss) income	(1)	2	(3)	(150)%
Interest income	143	143	—	—%
Interest expense	(19,814)	(17,402)	(2,412)	14%
Income (loss) before income taxes	(31,223)	4,610	(35,833)	(777)%
Income tax benefit (provision)	3,874	(1,433)	5,307	(370)%
Net (loss) income	$(27,349)	$3,177	$(30,526)	(961)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Reconciliation of Operating Income to Adjusted Gross Margin:
Operating (loss) income	$(35,707)	$(36,531)	$(11,551)	$21,867
Operating costs and expenses not allocated to operating segments:
Operating expenses	22,092	19,148	45,327	38,379
Selling, general and administrative	21,941	16,719	50,661	41,958
Depreciation and amortization	8,049	8,258	16,175	16,741
Other operating (income) (5)	—	(9,725)	—	(9,727)
Add/(deduct):
Change in unrealized (gain) loss on inventory (1)	(21,998)	5,369	(6,629)	(20,888)
Change in unrealized value on natural gas transportation contracts (2)	56,673	35,592	98,596	56,711
Total adjusted gross margin (3):	$51,050	$38,830	$192,579	$145,041
Adjusted Gross Margin by Segment:
Refined products	$29,868	$27,165	$83,994	$78,198
Natural gas	5,755	(2,725)	77,106	38,364
Materials handling	12,799	12,694	25,929	24,770
Other operations	2,628	1,696	5,550	3,709
Total adjusted gross margin	$51,050	$38,830	$192,579	$145,041
Reconciliation of Net Income to Adjusted EBITDA
Net (loss) income	$(45,295)	$(45,603)	$(27,349)	$3,177
Add/(deduct):
Interest expense, net	9,127	8,510	19,671	17,259
Tax provision	461	562	(3,874)	1,433
Depreciation and amortization	8,049	8,258	16,175	16,741
EBITDA (3):	$(27,658)	$(28,273)	$4,623	$38,610
Add/(deduct):
Change in unrealized (gain) loss on inventory (1)	(21,998)	5,369	(6,629)	(20,888)
Change in unrealized value on natural gas transportation contracts (2)	56,673	35,592	98,596	56,711
Gain on sale of fixed assets not in the ordinary course of business including gain on insurance recoveries (5)	—	(9,725)	—	(9,727)
Other adjustments (4)	31	35	62	65
Adjusted EBITDA	$7,048	$2,998	$96,652	$64,771
Other Data:
Ten Year Average Heating Degree Days (6)	604	611	3,190	3,217
Heating Degree Days (6)	563	520	3,166	3,059
Variance from average heating degree days	(7)%	(15)%	(1)%	(5)%
Variance from prior period heating degree days	8%	(33)%	3%	4%

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
(5)On April 29, 2021, we sold the Oswego terminal to an unaffiliated buyer. In connection with the sale, we recorded a net gain on the sale of $9.0 million for the quarter ended June 30, 2021, which is included within other operating income in the consolidated statements of income. The remaining $0.7 million of other operating income relates to a gain associated with a parcel of land sold at the Bronx terminal.
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

Analysis of Operating Segments

Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	293,810	289,458	4,352	2%
Natural gas (MMBtus)	10,895	11,692	(797)	(7)%
Materials handling (short tons)	407	507	(100)	(20)%
Materials handling (gallons)	96,697	124,444	(27,747)	(22)%
Net Sales:
Refined products	$1,189,213	$589,142	$600,071	102%
Natural gas	70,510	51,360	19,150	37%
Materials handling	12,871	12,725	146	1%
Other operations	5,716	4,445	1,271	29%
Total net sales	$1,278,310	$657,672	$620,638	94%
Adjusted Gross Margin:
Refined products	$29,868	$27,165	$2,703	10%
Natural gas	5,755	(2,725)	8,480	311%
Materials handling	12,799	12,694	105	1%
Other operations	2,628	1,696	932	55%
Total adjusted gross margin	$51,050	$38,830	$12,220	31%
Adjusted Unit Gross Margin:
Refined products	$0.102	$0.094	$0.008	9%
Natural gas	$0.528	$(0.233)	$0.761	327%

Refined Products

Refined products net sales increased $600.1 million, or 102%, compared to the same period last year, with the 99% higher average sales price the key factor. Volumes were 2% higher, also contributing to the higher net sales gain. The near doubling of the average sales price was a result of prices remaining high following the price escalation spurred on by the late February invasion of the Ukraine by Russia and the associated geopolitical unrest. The volume gain was a result of an increase in gasoline, with distillate and heavy oil volumes lower than the same period last year.

Refined products adjusted gross margin increased $2.7 million, or 10%, compared to the same period last year, due to a combination of the higher volumes and an increase in the average unit margin. Although the environment to purchase, store, and hedge oil inventory was poorer than the same period last year, realizations on sales to customers were adequate to lead to the slight increase in the average unit margin.

Natural Gas

Natural gas net sales increased $19.2 million, or 37%, compared to the same period last year due to a 47% gain in average sales price. Volumes declined by 7% compared to the same period last year partially offsetting the impact of the higher prices on net sales. In addition, in accordance with fair value standards under GAAP, there was a $3.8 million gain associated with the quarterly fair value measurement of the credit risk associated with our natural gas derivative assets and liabilities.

Natural gas adjusted gross margin increased $8.5 million, or 311%, compared to the same period last year. The increase in adjusted unit gross margins reflect the higher price and more volatile market environment in the cash and forward markets leading to supply, inventory, and forward position optimization opportunities.

Materials Handling

Materials handling net sales and adjusted gross margin were $0.1 million, or 1% higher than the same period last year. The increase was a result of a gain in the Canadian operations, reflecting a higher level of third-party storage as well as revenue gains due to annual escalation of rates on existing tank lease contracts. Margins in the U.S. operations were $0.3 million lower, with reductions in petcoke and furnace slag handling more than offsetting increases in windmill handling, china clay, lease revenue, and heating charges paid by tank leaseholders.

Other Operations

Net sales from other operations increased $1.3 million, or 29%, driven by a combination of a gain in the Canadian trucking operations and higher coal prices. Adjusted gross margin increased $0.9 million, or 55% driven by a transition in our Canadian trucking operations from utilizing third-party haulers to company drivers at the beginning of March 2022, which resulted in the costs of the company drivers recognized as an operating expense. The increased coal prices reflected a higher price environment for this commodity that began in the latter part of 2021 as well as a further spike in prices following the Russian invasion of the Ukraine in late February. Adjusted gross margin was $0.9 million or 55% higher than last year, due to a combination of increased coal margins, along with the impact of reclassifying the drivers costs at the Canadian trucking operations.

Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands, except adjusted unit gross margin)
Volumes:
Refined products (gallons)	859,478	805,303	54,175	7%
Natural gas (MMBtus)	28,556	30,527	(1,971)	(6)%
Materials handling (short tons)	1,038	924	114	12%
Materials handling (gallons)	184,851	182,303	2,548	1%
Net Sales:
Refined products	$2,856,043	$1,505,342	$1,350,701	90%
Natural gas	196,354	153,935	42,419	28%
Materials handling	25,964	24,771	1,193	5%
Other operations	13,264	9,757	3,507	36%
Total net sales	$3,091,625	$1,693,805	$1,397,820	176%
Adjusted Gross Margin:
Refined products	$83,994	$78,198	$5,796	7%
Natural gas	77,106	38,364	38,742	101%
Materials handling	25,929	24,770	1,159	5%
Other operations	5,550	3,709	1,841	50%
Total adjusted gross margin	$192,579	$145,041	$47,538	33%
Adjusted Unit Gross Margin:
Refined products	$0.098	$0.097	$0.001	1%
Natural gas	$2.700	$1.257	$1.443	115%

Refined Products

Refined products net sales increased $1,350.7 million, or 90%, due primarily to the substantially higher oil price environment compared to the same period last year. In addition, the 7% increase in volumes was a contributor to the higher net sales. The higher volumes were primarily due to gasoline, though distillates also contributed to the volume gain. The increase in gasoline volumes was due to significantly higher activity with a major customer. The distillate volume gain was a combination of marine fuel and on-road diesel.

Refined products adjusted gross margin increased $5.8 million, or 7%, compared to the same period last year driven by the 7% increase in volumes. The average unit margin was down slightly, primarily as a result of substantially less attractive market conditions to purchase, store and hedge oil inventory. The Canadian operations was a significant contributor to the weaker unit margins, again due to the weaker market conditions to purchase, store and hedge oil inventory compared to the same period last year.
Natural Gas

Natural gas net sales increased $42.4 million, or 28%, compared to the same period last year, due to a 36% higher average sales price, partially offset by a 6% decrease in volumes. Natural gas adjusted gross margin increased by $38.7 million, or 101%, compared to the same period last year, as a result of a 115% gain in the average adjusted unit gross margin. The increase in adjusted unit gross margins was primarily due to enhanced supply and inventory optimization opportunities for both the cash and forward markets. In addition, in accordance with fair value standards under GAAP, there was a $12.3 million gain associated with the quarterly fair value measurement of the credit risk associated with our natural gas derivative assets and liabilities.

Materials Handling

Materials handling net sales and adjusted gross margin both increased $1.2 million, or by 5%, compared to the same period last year. This increase was a result of a $1.3 million gain in our Canadian operations due to increased storage revenue from further tank leases, annual escalation of rates on existing tank leasing contracts, and revenues from further railcar activities. Gross margin in the U.S. was $0.2 million lower, with a $0.8 million reduction in asphalt the primary factor. The decline in asphalt margin was due to a combination of the completion of the Everett, MA terminal lease at the end of 2021 and the sale of the Oswego, NY terminal in late April 2021. An increase in road salt gross margin of $0.7 million due to higher handling requirements largely offset the reduction in asphalt.

Other Operations

Net sales from other operations increased by $3.5 million, or 36%, due to higher coal prices and volumes as well as a gain in the Canadian trucking operations. The increased coal prices reflect the higher price environment for this commodity that began in the latter part of 2021 as well as a further spike in prices following the Russian invasion of the Ukraine in late February. Coal volumes also increased as demand was strong during the winter period. The increase in sales from the Canadian trucking operations was due to the transition from utilizing third-party haulers to company drivers at the beginning of March 2022, with the costs of the company drivers recognized as an operating expense. Adjusted gross margin was $1.8 million, or 50% higher than last year, again due to a combination of coal and the Canadian trucking operations. The higher coal margin was the primary factor leading to the increase, with the Canadian trucking operations increase a result of reclassifying the drivers costs to an operating expense.

Operating Costs and Expenses
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021

	Three Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses	$22,092	$19,148	$2,944	15%
Selling, general and administrative	$21,941	$16,719	$5,222	31%
Depreciation and amortization	$8,049	$8,258	$(209)	(3)%
Interest expense, net	$9,127	$8,510	$617	7%
Operating Expenses. Operating expenses increased $2.9 million, or 15%, compared to the same period last year, primarily reflecting an increase of $1.1 million of employee related costs, $0.7 million of insurance related costs, $0.4 million of stockpile and boiler fuel expenses, $0.4 million of vehicle fuel expenses, and $0.3 million of utilities.
Selling, General and Administrative Expenses. SG&A expenses increased $5.2 million, or 31%, compared to the same period last year largely driven by an increase of $2.3 million in legal expenses, $2.1 million in incentive compensation expense, $0.4 million in employee related costs, and $0.1 million in insurance related costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense was offset by decreased amortization expense.
Interest Expense, net. Interest expense, net increased $0.6 million, or 7%, compared to the same period last year primarily due to increased net borrowing rates.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021

	Six Months Ended June 30,		Increase/(Decrease)
	2022	2021	$	%
	(in thousands)
Operating expenses	$45,327	38,379	$6,948	18%
Selling, general and administrative	$50,661	41,958	$8,703	21%
Depreciation and amortization	$16,175	16,741	$(566)	(3)%
Interest expense, net	$19,671	17,259	$2,412	14%
Operating Expenses. Operating expenses increased $6.9 million or 18%, compared to the same period last year, reflecting an increase of $1.8 million in insurance related expenses, $1.8 million of employee related costs, $1.2 million for stockpile and boiler fuel expenses, $1.2 million for utilities, and $0.6 million of vehicle fuel expenses.
Selling, General and Administrative Expenses. SG&A expenses increased $8.7 million or 21%, compared to the same period last year largely driven by an increase of $3.8 million in legal expenses, $3.3 million in incentive compensation expense, $0.6 million in employee related costs, $0.3 million in insurance related costs, $0.2 million in marketing costs, and $0.2 million in IT software related costs.
Depreciation and Amortization. Depreciation and amortization was approximately flat as increased depreciation expense was offset by decreased amortization expense.
Interest Expense, net. Interest expense, net increased $2.4 million, or 14%, compared to the same period last year primarily due to increased net borrowing rates.

Liquidity and Capital Resources
Liquidity
Our primary liquidity needs are to fund our working capital requirements, operating expenses, capital expenditures and quarterly distributions. Cash generated from operations, our borrowing capacity under our Credit Agreement (as defined below) and potential future issuances of additional partnership interests or debt securities are our primary sources of liquidity. At June 30, 2022, we had a working capital deficit of $519.7 million.
As of June 30, 2022, the undrawn borrowing capacity under the working capital facilities of our Credit Agreement was $223.9 million and the undrawn borrowing capacity under the acquisition facility was $73.0 million. We enter our seasonal peak period during the fourth quarter of each year, during which inventory, accounts receivable and debt levels increase. As we move out of the winter season at the end of the first quarter of the following year, typically inventory is reduced, accounts receivable are collected and converted into cash and debt is paid down. During the six months ended June 30, 2022, the amount drawn under the working capital facilities of our Credit Agreement fluctuated from a low of $187.3 million to a high of $564.9 million.
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
Going Concern Assessment
The Credit Agreement matures on May 19, 2023, and has not been renewed as of the date of the issuance of these condensed consolidated financial statements. While the Partnership intends to renew or extend the terms of its Credit Agreement, until such time as we have executed an agreement to refinance or extend the maturity of the Credit Agreement, we cannot conclude that it is probable we will do so, and accordingly, this raises substantial doubt about our ability to continue as a going concern. See "Going Concern Assessment and Management's Plans" above for more information.
Credit Agreement
On April 13, 2022, Sprague Operating Resources LLC (the "U.S. Borrower") and Kildair Service ULC (the "Canadian Borrower" and, together with the U.S. Borrower, the "Borrowers"), wholly owned subsidiaries of the Partnership, entered into a second amendment (the "Second Amendment") to the second amended and restated credit agreement, dated as of May 19, 2020 (the "Original Credit Agreement," the Original Credit Agreement as amended by the first amendment dated May 11, 2021 ("First Amendment") and the Second Amendment, the "Credit Agreement"). Upon the effective date, the Second Amendment increased the committed U.S. dollar revolving working capital facility from $465.0 million to $535.9 million, the uncommitted U.S. dollar revolving working capital facility from $200.0 million to $255.0 million, and the multicurrency revolving working capital facility from $85.0 million to $96.6 million. In addition, the Second Amendment included transition changes from LIBOR to the Secured Overnight Financing Rate ("SOFR") plus a SOFR spread adjustment ("Term SOFR") and extended the permitted expiration of letters of credit from six months to one year after the applicable facility termination date. The Second Amendment was accounted for as a modification of a syndicated loan arrangement with partial extinguishment to the extent there was a decrease in the borrowing capacity on a creditor by creditor basis. The Credit Agreement matures on May 19, 2023. The Partnership and certain of its subsidiaries (the "Subsidiary Guarantors") are guarantors of the obligations under the Credit Agreement. Obligations under the Credit Agreement are secured by substantially all of the assets of the Partnership, the Borrowers and the Subsidiary Guarantors (collectively, the "Loan Parties").
At June 30, 2022, the revolving credit facilities under the Credit Agreement contained, among other items, the following:

•A committed U.S. dollar revolving working capital facility of up to $535.9 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
•An uncommitted U.S. dollar revolving working capital facility of up to $255.0 million, subject to borrowing base limits and the sole discretion of the lenders, to be used for working capital loans and letters of credit;
•A multicurrency revolving working capital facility of up to $96.6 million, subject to borrowing base limits, to be used for working capital loans and letters of credit;
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
At June 30, 2022, indebtedness under the Credit Agreement bears interest, at the Borrowers’ option, at a rate per annum equal to either (i) the Eurocurrency Rate (which is the Term SOFR for loans denominated in U.S. dollars and Term SOFR for loans denominated in Canadian dollars, in each case adjusted for certain regulatory costs, and in each case with a floor of 0.25%) for interest periods of one, two (solely with respect to Eurocurrency Rate loans denominated in Canadian dollars), three or six (solely with respect to Eurocurrency Rate loans denominated in U.S. dollars) months plus a specified margin or (ii) an alternate rate plus a specified margin.
At June 30, 2022, for loans denominated in U.S. dollars, the alternate rate is the Base Rate which is the highest of (a) the U.S. Prime Rate as in effect from time to time, (b) the greater of the Federal Funds Effective Rate and the Overnight Bank Funding Rate as in effect from time to time plus 0.50% and (c) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
At June 30, 2022, for loans denominated in Canadian dollars, the alternate rate is the Prime Rate which is the higher of (a) the Canadian Prime Rate as in effect from time to time and (b) the one-month Eurocurrency Rate for U.S. dollars as in effect from time to time plus 1.00%.
At June 30, 2022, the specified margins for the working capital revolving facilities vary based on the utilization of the working capital facilities as a whole, measured on a quarterly basis. The specified margin for (x) the committed U.S. dollar revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and from 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate, (y) the uncommitted U.S. dollar revolving working capital facility range from 0.75% to 1.25% for loans bearing interest at the Base Rate and 1.75% to 2.25% for loans bearing interest at the Eurocurrency Rate and (z) the multicurrency revolving working capital facility range from 1.00% to 1.50% for loans bearing interest at the Base Rate and 2.00% to 2.50% for loans bearing interest at the Eurocurrency Rate.
At June 30, 2022, the specified margin for the revolving acquisition facility varies based on the consolidated total leverage of the Loan Parties. The specified margin for the revolving acquisition facility range from 1.25% to 2.25% for loans bearing interest at the Base Rate and from 2.25% to 3.25% for loans bearing interest at the Eurocurrency Rate.
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
The Credit Agreement contains various covenants and restrictive provisions that, among other things, prohibit the Partnership from making distributions to unitholders if any event of default occurs or would result from the distribution or if the Loan Parties would not be in pro forma compliance with the financial covenants after giving effect to the distribution. In addition, the Credit Agreement contains various covenants that are usual and customary for a financing of this type, size and purpose, including, but not limited to, covenants that require the Loan Parties to maintain: a minimum consolidated EBITDA-to-fixed charge ratio, a minimum consolidated net working capital amount and a maximum consolidated total leverage-to-EBITDA ratio. The Credit Agreement also limits the Loan Parties ability to incur debt, grant liens, make certain investments or acquisitions, enter into affiliate transactions and dispose of assets. The Partnership was in compliance with the covenants under the Credit Agreement at June 30, 2022.
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
The following table summarizes expansion and maintenance capital expenditures for the periods indicated:

	Capital Expenditures
	Expansion	Maintenance	Total
	(in thousands)
Six Months Ended June 30,
2022	$1,402	$5,180	$6,582
2021	$1,691	$4,108	$5,799

We anticipate that future maintenance capital expenditures will be funded with cash generated by operations and that future expansion capital requirements will be provided through long-term borrowings or other debt financings and/or equity offerings.
Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$266,205	$159,152
Net cash (used in) provided by investing activities	$(6,364)	$5,326
Net cash (used in) financing activities	$(254,058)	$(161,495)
Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2022 was $266.2 million. Cash inflows for the period were the result of a decrease of $200.7 million in inventories primarily due to less attractive market conditions to purchase, store and hedge oil, $68.6 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period, and a decrease of $2.6 million in other assets driven by changes in collateral. These inflows were partially offset by cash outflows as a result of a decrease of $4.1 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases, and a net loss of $27.3 million.
Net cash provided by operating activities for the six months ended June 30, 2021 was $159.2 million. Cash inflows for the period were the result of a decrease of $52.9 million in inventories largely due to a reduction in seasonal inventory requirements, net income of $3.2 million, and a decrease of $54.3 million in other assets driven by changes in collateral, decrease of $34.7 million in accounts receivable and $29.9 million representing the net impact in our derivative instruments as a result of contract activity and changes in commodity prices during the period. These inflows were offset by cash outflows as a result of a reduction of $19.1 million in accounts payable and accrued liabilities primarily relating to the timing of invoice payments for product purchases.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 was $6.4 million and primarily resulted from $1.4 million related to expansion capital expenditures and $5.2 million related to maintenance capital expenditure projects across our terminal system.

Net cash provided by investing activities for the six months ended June 30, 2021 was $5.3 million, and primarily resulted from the sale of Oswego terminal generating $11.1 million in proceeds partially offset by $1.7 million related to expansion capital expenditures and $4.1 million related to maintenance capital expenditure projects across our terminal system.

Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $254.1 million, and primarily resulted from $226.9 million of payments under our Credit Agreement due to financing requirements and distributions of $22.8 million.
Net cash used in financing activities for the six months ended June 30, 2021 was $161.5 million, and primarily resulted from 117.4 million of payments under our Credit Agreement due to reduced financing requirements from accounts receivable levels, the reduction of inventory levels and distributions of $34.9 million.
Impact of Inflation

While inflation in the United States and Canada has been relatively low in recent years, it has accelerated in the last 12 months. Although we do not believe that inflation had a material impact on our results of operations or financial position for the six months ended June 30, 2022 and 2021, a high rate of inflation in the future may have an adverse effect on our operating results depending upon how inflationary pressure impacts the sales price of our products versus the product costs and operating expenses necessary to generate and support the selling of these products. In addition, inflation could materially increase the interest rates on our borrowings under our Credit Agreement or any future debt.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2022	2021	2022	2021
Refined products contracts	$(37,995)	$(19,503)	$(171,054)	$(39,277)
Natural gas contracts	4,112	(34,447)	172,873	(33,138)
Total	$(33,883)	$(53,950)	$1,819	$(72,415)
Substantially all of our commodity derivative contracts outstanding as of June 30, 2022 will settle prior to December 31, 2023.

Interest Rate Risk
We enter into interest rate swaps to manage exposures in changing interest rates. We swap the variable SOFR interest rate payable under our Credit Agreement for fixed LIBOR or equivalent SOFR interest rates. These interest rate swaps meet the criteria to receive cash flow hedge accounting treatment. Counterparties to our interest rate swaps are large multi-national banks and we do not believe there is a material risk of counterparty nonperformance. Additionally, we may enter into seasonal swaps which are intended to manage our increase in borrowings during the winter, as a result of higher inventory and accounts receivable levels.
Our interest rate swap agreements outstanding as of June 30, 2022 were as follows (in thousands):

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
We expect to continue to hedge our floating rate debt with fixed-for-floating interest rate swaps to manage our exposure to LIBOR or SOFR interest rates. Based on a sensitivity analysis for the twelve months ended June 30, 2022, we estimate that if short-term interest rates increase 100 basis points or decrease to zero, our interest expense would have increased approximately $3.0 million and decreased approximately $0.1 million, respectively. These amounts were estimated by considering the effect of the hypothetical short-term interest rates on variable-rate debt outstanding, adjusted for interest rate hedges.
Derivative Instruments
The following tables present our derivative assets and derivative liabilities measured at fair value on a recurring basis as of June 30, 2022:

	As of June 30, 2022
	Fair Value Measurement	Active Markets Level 1	Observable Inputs Level 2	Unobservable Inputs Level 3
	(in thousands)
Derivative assets:
Commodity fixed forwards	$21,203	$—	$21,203	$—
Futures, swaps and options	261,852	261,852	—	—
Commodity derivatives	283,055	261,852	21,203	—
Interest rate swaps	15,818	—	15,818	—
Total derivative assets	$298,873	$261,852	$37,021	$—
Derivative liabilities:
Commodity fixed forwards	274,141	—	274,141	—
Futures, swaps and options	158,325	158,260	65	—
Commodity derivatives	432,466	158,260	274,206	—
Interest rate swaps	—	—	—	—
Total derivative liabilities	$432,466	$158,260	$274,206	$—

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
As of June 30, 2022, the Partnership carried out an evaluation, under the supervision and with the participation of management (including the President and Chief Executive Officer and Chief Financial Officer of the General Partner) of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, the General Partner's President and Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our system of internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

We may have difficulty attracting, motivating and retaining employees in light of the proposed Merger.

Uncertainty about the effect of the proposed Merger on our employees may have an adverse effect on the combined organization, particularly given we will no longer be part of a publicly traded entity. This uncertainty may impair our ability to attract, retain and motivate personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees may feel uncertain about their future roles with the combined organization. In addition, we may have to provide additional compensation in order to retain employees, which will increase our administrative expenses even if the Merger does not close. If our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, we could experience adverse disruption in our business.

We are subject to business uncertainties and contractual restrictions relating to the Pending Merger, which could adversely affect our business and operations.

In connection with the Merger, it is possible that some customers, suppliers and other persons with whom we have business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us, which could negatively affect our revenues, earnings and cash available for distribution, as well as the market price of our common units, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies. Such limitations could negatively affect our business and operations prior to the completion of the Merger.

The Merger is subject to conditions, including certain conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect the trading price of our common units and our future business and financial results.

The completion of the Merger is subject to a number of conditions. Accordingly, completion of the Merger is not assured and is subject to risks. If the Merger is not completed, or if there are significant delays in completing the Merger, the trading price of our common units and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•we may be liable for damages to Sprague Holdings under the terms and conditions of the Merger Agreement;
•negative reactions from the financial markets, including declines in the price of our common units due to the fact that current prices may reflect a market assumption that the Merger will be completed; and

•the attention of our management will have been diverted to the Merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

We will incur substantial transaction-related costs in connection with the Merger.

We expect to incur a number of non-recurring transaction-related costs associated with evaluating and completing the Merger. These fees and costs will be substantial regardless of whether the Merger is completed. Non-recurring transaction costs include, but are not limited to, fees paid to financial, legal and accounting advisors, filing fees and printing costs. We will not recover these costs if the conditions to closing the Merger are not satisfied, which would have an adverse impact on our financial condition as a stand-alone business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.      Exhibits
The exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this Form 10-Q.
EXHIBIT INDEX

Exhibit No.	Description
2.1†
Purchase and Sale Agreement, dated September 18, 2017, by and among Sprague Operating Resources LLC, Coen Oil Company, LLC, Coen Markets, Inc., and The Thomaston Land Company, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP's Current Report on Form 8-K filed September 19, 2017 (File No. 001-36137)).

2.2*†
Agreement and Plan of Merger, dated June 2, 2022, by and among Sprague Resources LP, Sprague Resources GP LLC, Sprague HP Holdings, LLC, and Sparrow HP Merger Sub, LLC (incorporated by reference to Exhibit 2.1 of Sprague Resources LP’s Current Report on Form 8-K filed June 2, 2022 (File No. 001-36137).

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

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Rule 13a-14(a) /15d-14(a), by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K.
†	Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules have been omitted. The registrant hereby agrees to furnish supplementally to the SEC, upon its request, any or all omitted schedules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRAGUE RESOURCES LP

	By:	Sprague Resources GP LLC,
Its General Partner

Date: August 4, 2022		/s/ David C. Long
David C. Long Chief Financial Officer (on behalf of the registrant, and in his capacity as Principal Financial Officer)